Form 10-K
period 2015-12-31
EASTGROUP PROPERTIES INC
filed 2016-02-17
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015                COMMISSION FILE NUMBER 1-07094

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
Large Accelerated Filer (x)     Accelerated Filer ( )      Non-accelerated Filer ( )      Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter:  $1,747,077,000.

The number of shares of common stock, $.0001 par value, outstanding as of February 16, 2016 was 32,383,937.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Administration
EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi.  The Company also has regional offices in Orlando, Houston and Phoenix and asset management offices in Charlotte and Dallas.  EastGroup has property management offices in Jacksonville, Tampa, Fort Lauderdale and San Antonio.  Offices at these locations allow the Company to provide property management services to all of its Florida, Texas (except Austin and El Paso), Arizona, Mississippi and North Carolina properties, which together account for 80% of the Company’s total portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Florida, Texas and Arizona provide oversight of the Company's development program.  As of February 16, 2016, EastGroup had 70 full-time employees and 3 part-time employees.

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

During 2015, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company purchased two warehouse distribution complexes (335,000 square feet) and 112.6 acres of development land for a total of $50.9 million.  Also during 2015, the Company began construction of 11 development projects containing 1,283,000 square feet and transferred 17 properties (1,419,000 square feet) from its development program to real estate properties with costs of $96.8 million at the date of transfer.

Typically, the Company initially funds its development and acquisition programs through its $335 million unsecured bank credit facilities. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In March 2015, Moody's Investor Services affirmed the Company's issuer rating of Baa2 with a stable outlook. Also in March 2015, Fitch Ratings affirmed EastGroup's issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. The Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

We face risks due to lack of geographic and real estate sector diversity.  Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Florida, Texas, Arizona, California and North Carolina. As of December 31, 2015, we owned operating properties totaling 6.6 million square feet in Houston, which represents 19.1% of the Company's total Real estate properties on a square foot basis.  A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.  Our investments in real estate assets are concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included other sectors of the real estate industry.

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

Increases in interest rates would increase our interest expense. At December 31, 2015, we had $150.8 million of variable-rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable-rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable-rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable-rate debt. In addition, we refinance fixed-rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EastGroup owned 324 industrial properties and one office building at December 31, 2015.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona, California and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 16, 2016, EastGroup’s portfolio was 96.9% leased and 95.7% occupied.  The Company has developed approximately 39% of its total portfolio (on a square foot basis), including real estate properties and development properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (81% of the total portfolio) with the remainder in bulk distribution space (15%) and business service space (4%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 24-30 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2015, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

The Company's lease expirations, excluding month-to-month leases of 247,000 square feet, for the next ten years are detailed below:

Years Ending December 31,	Number of Leases Expiring	Total Area of Leases Expiring (in Square Feet)	Annualized Current Base Rent of Leases Expiring (1)	% of Total Base Rent of Leases Expiring
2016	307	4,693,000	$26,938,000	14.9%
2017	287	6,178,000	$35,587,000	19.7%
2018	285	5,415,000	$30,048,000	16.7%
2019	170	4,081,000	$21,071,000	11.7%
2020	195	4,820,000	$26,965,000	14.9%
2021	83	3,750,000	$16,063,000	8.9%
2022	35	1,694,000	$8,974,000	5.0%
2023	28	1,255,000	$4,943,000	2.7%
2024	14	924,000	$5,033,000	2.8%
2025 and beyond	24	815,000	$3,442,000	1.9%

(1)	Represents the monthly cash rental rates, excluding tenant expense reimbursements, as of December 31, 2015, multiplied by twelve months.

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

Shares of Common Stock Market Prices and Dividends

Quarter	Calendar Year 2015			Calendar Year 2014
	High	Low	Distributions	High	Low	Distributions
First	$67.42	57.98	$0.57	$63.66	56.40	$0.54
Second	62.11	55.00	0.57	66.24	61.06	0.54
Third	60.85	51.76	0.60	65.82	59.86	0.57
Fourth	59.51	53.15	0.60	69.90	60.05	0.57
			$2.34			$2.22

As of February 16, 2016, there were 518 holders of record of the Company’s 32,383,937 outstanding shares of common stock.  The Company distributed all of its 2015 and 2014 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2015 and 2014.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2015	2014
Common Share Distributions:
Ordinary dividends	$2.24258	2.02398
Nondividend distributions	0.02774	0.08974
Unrecaptured Section 1250 capital gain	0.06968	0.09470
Other capital gain	—	0.01158
Total Common Distributions	$2.34000	2.22000

Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for certain information regarding the Company’s equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of common stock were purchased by the Company or withheld by the Company to satisfy any tax withholding obligations during the three month period ended December 31, 2015.

Performance Graph
The following graph compares, over the five years ended December 31, 2015, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE NAREIT Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

	Fiscal years ended December 31,
	2010	2011	2012	2013	2014	2015
EastGroup	$100.00	107.95	139.01	155.26	175.79	160.85
FTSE NAREIT Equity REITs	100.00	108.29	127.85	131.01	170.50	175.96
S&P 500 Total Return	100.00	102.11	118.45	156.82	178.29	180.75

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2010, and that all dividends were reinvested.

ITEM 6.   SELECTED FINANCIAL DATA.
The following table sets forth selected consolidated financial data for the Company derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
OPERATING DATA	(In thousands, except per share data)
REVENUES
Income from real estate operations	$234,918	219,706	201,849	185,783	173,008
Other income	90	123	322	61	142
	235,008	219,829	202,171	185,844	173,150
Expenses
Expenses from real estate operations	67,402	62,797	57,885	52,891	48,911
Depreciation and amortization	73,290	70,314	65,789	61,345	56,739
General and administrative	15,091	12,726	11,725	10,488	10,691
Acquisition costs	164	210	191	188	252
	155,947	146,047	135,590	124,912	116,593
Operating income	79,061	73,782	66,581	60,932	56,557
Other income (expense)
Interest expense	(34,666)	(35,486)	(35,192)	(35,371)	(34,709)
Gain on sales of real estate investments	2,903	9,188	—	—	—
Other	1,101	989	949	456	717
Income from continuing operations	48,399	48,473	32,338	26,017	22,565
Discontinued operations
Income from real estate operations	—	—	89	360	269
Gain on sales of nondepreciable real estate investments	—	—	—	167	—
Gain on sales of real estate investments	—	—	798	6,343	—
Income from discontinued operations	—	—	887	6,870	269
Net income	48,399	48,473	33,225	32,887	22,834
Net income attributable to noncontrolling interest in joint ventures	(533)	(532)	(610)	(503)	(475)
Net income attributable to EastGroup Properties, Inc. common stockholders	47,866	47,941	32,615	32,384	22,359
Other comprehensive income (loss) - Cash flow hedges	(1,099)	(3,986)	2,021	(392)	—
TOTAL COMPREHENSIVE INCOME	$46,767	43,955	34,636	31,992	22,359
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$1.49	1.53	1.05	0.89	0.82
Income from discontinued operations	—	—	0.03	0.24	0.01
Net income attributable to common stockholders	$1.49	1.53	1.08	1.13	0.83
Weighted average shares outstanding	32,091	31,341	30,162	28,577	26,897
DILUTED PER COMMON SHARE DATA FOR NET INCOMEATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$1.49	1.52	1.05	0.89	0.82
Income from discontinued operations	—	—	0.03	0.24	0.01
Net income attributable to common stockholders	$1.49	1.52	1.08	1.13	0.83
Weighted average shares outstanding	32,196	31,452	30,269	28,677	26,971
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$47,866	47,941	31,728	25,514	22,090
Income from discontinued operations	—	—	887	6,870	269
Net income attributable to common stockholders	$47,866	47,941	32,615	32,384	22,359
OTHER PER SHARE DATA
Book value, at end of year	$17.11	17.72	16.61	16.25	14.56
Common distributions declared	2.34	2.22	2.14	2.10	2.08
Common distributions paid	2.34	2.22	2.14	2.10	2.08
BALANCE SHEET DATA (AT END OF YEAR)
Real estate investments, at cost (1)	$2,232,327	2,087,821	1,938,960	1,780,098	1,669,460
Real estate investments, net of accumulated depreciation (1)	1,574,873	1,487,295	1,388,847	1,283,851	1,217,655
Total assets	1,666,232	1,575,824	1,473,412	1,354,102	1,286,516
Secured debt, unsecured debt and unsecured bank credit facilities	1,032,237	933,177	893,745	813,926	832,686
Total liabilities	1,107,031	1,000,209	954,707	862,926	880,907
Noncontrolling interest in joint ventures	4,339	4,486	4,707	4,864	2,780
Total stockholders’ equity	554,862	571,129	513,998	486,312	402,829

(1)	Includes mortgage loans receivable and unconsolidated investment. See Notes 4 and 5 in the Notes to Consolidated Financial Statements.

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

The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can issue common and/or preferred equity and obtain debt financing, as evidenced by the closing of a $75 million unsecured term loan in March 2015 and the issuance of $75 million of senior unsecured private placement notes in October 2015. During 2015, the continuous common equity program provided net proceeds to the Company of $6.2 million. During 2015, the Company's stock price was below previous years. As a result, the Company did not sell common stock at the same volume as in prior years. The Company continues to evaluate the effects on its financial condition of selling common stock. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During 2015, leases expired on 6,830,000 square feet (19.6%) of EastGroup’s total square footage of 34,845,000, and the Company was successful in renewing or re-leasing 90% of the expiring square feet.  In addition, EastGroup leased 1,710,000 square feet of other vacant space during the year.  During 2015, average rental rates on new and renewal leases increased by 11.9%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 2.0% for 2015 compared to 2014.

EastGroup’s total leased percentage was 97.2% at December 31, 2015 compared to 96.7% at December 31, 2014.  Leases scheduled to expire in 2016 were 13.5% of the portfolio on a square foot basis at December 31, 2015.  As of February 16, 2016, leases scheduled to expire during the remainder of 2016 were 10.6% of the portfolio on a square foot basis.

The Company generates new sources of leasing revenue through its acquisition and development programs.  During 2015, EastGroup acquired two operating properties (four buildings totaling 335,000 square feet) in Austin for $31.6 million and 112.6 acres of development land in San Antonio, Houston, Dallas, Phoenix and Charlotte for $19.3 million.  EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.  During 2015, the Company began construction of 11 development projects containing 1,283,000 square feet in Orlando, Tampa, San Antonio, Houston, Phoenix and Charlotte.  Also in 2015, EastGroup transferred 17 properties (1,419,000 square feet) in San Antonio, Houston, Orlando, Tampa, Charlotte, Phoenix and Denver from its development program to real estate properties with costs of $96.8 million at the date of transfer.  As of December 31, 2015, EastGroup’s development program consisted of 14 buildings (1,665,000 square feet) located in San Antonio, Dallas, Houston, Orlando, Tampa, Charlotte and Phoenix.  The projected total cost for the development projects, which were collectively 33% leased as of February 12, 2016, is $113.9 million, of which $34.2 million remained to be invested as of December 31, 2015.

Typically, the Company initially funds its development and acquisition programs through its $335 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In March 2015, Moody's Investor Services affirmed the Company's issuer rating of Baa2 with a stable outlook. Also in March 2015, Fitch Ratings affirmed EastGroup's issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. The Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three fiscal years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Income from real estate operations	$234,918	219,706	201,849
Expenses from real estate operations	(67,402)	(62,797)	(57,885)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(851)	(848)	(961)
PNOI from 50% owned unconsolidated investment	842	789	793
PROPERTY NET OPERATING INCOME	$167,507	156,850	143,796

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

The following table presents reconciliations of Net Income to PNOI for the three fiscal years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
		(In thousands)
NET INCOME	$48,399	48,473	33,225
Interest income	(258)	(479)	(530)
Gain on sales of real estate investments	(2,903)	(9,188)	—
Company's share of interest expense from unconsolidated investment	—	242	293
Company's share of depreciation from unconsolidated investment	122	134	134
Other income	(90)	(123)	(322)
Gain on sales of non-operating real estate	(123)	(98)	(24)
Income from discontinued operations	—	—	(887)
Depreciation and amortization from continuing operations	73,290	70,314	65,789
Interest expense	34,666	35,486	35,192
General and administrative expense	15,091	12,726	11,725
Acquisition costs	164	210	191
Interest rate swap ineffectiveness	—	1	(29)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(851)	(848)	(961)
PROPERTY NET OPERATING INCOME (PNOI)	$167,507	156,850	143,796

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expense.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$47,866	47,941	32,615
Depreciation and amortization from continuing operations	73,290	70,314	65,789
Depreciation and amortization from discontinued operations	—	—	130
Company's share of depreciation from unconsolidated investment	122	134	134
Depreciation and amortization from noncontrolling interest	(206)	(204)	(240)
Gain on sales of real estate investments	(2,903)	(9,188)	(798)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$118,169	108,997	97,630
Net income attributable to common stockholders per diluted share	$1.49	1.52	1.08
Funds from operations attributable to common stockholders per diluted share	3.67	3.47	3.23
Diluted shares for earnings per share and funds from operations	32,196	31,452	30,269

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current year compared to the prior year.  For 2015, FFO was $3.67 per share compared with $3.47 per share for 2014, an increase of 5.8% per share.

•
For the year ended December 31, 2015, PNOI increased by $10,657,000, or 6.8%, compared to 2014. PNOI increased $6,321,000 from newly developed properties, $3,030,000 from same property operations and $2,607,000 from 2014 and 2015 acquisitions; PNOI decreased $1,266,000 from properties sold in 2014 and 2015 and $68,000 from a property undergoing redevelopment.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 2.0% for the year ended December 31, 2015, compared to 2014.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the year ended December 31, 2015, was 96.0% compared to 95.5% for 2014.

•
The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.39 per square foot for the year ended December 31, 2015, compared to $5.22 per square foot for 2014.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2015 was 96.1%.  Quarter-end occupancy ranged from 95.8% to 96.3% over the period from December 31, 2014 to September 30, 2015.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  For the year 2015, rental rate increases on new and renewal leases (22.5% of total square footage) averaged 11.9%.

•
For the year 2015, lease termination fee income was $225,000 compared to $1,205,000 for 2014.  The Company recorded net bad debt expense of $747,000 in 2015 and net bad debt recoveries of $4,000 in 2014.

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

During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development properties based on development activity.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2015, 2014 and 2013 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.

FINANCIAL CONDITION

EastGroup’s Total Assets were $1,666,232,000 at December 31, 2015, an increase of $90,408,000 from December 31, 2014.  Total Liabilities increased $106,822,000 to $1,107,031,000, and Total Equity decreased $16,414,000 to $559,201,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real Estate Properties
Real Estate Properties increased $154,034,000 during the year ended December 31, 2015, primarily due to the transfer of 17 properties from Development, as detailed under Development below, the purchase of the operating properties detailed below and capital improvements at the Company's properties. These increases were offset by the sales of the last of the Company's three Ambassador Row Warehouse buildings (185,000 square feet) in Dallas and 1.5 acres of land in New Orleans for $5,420,000.

REAL ESTATE PROPERTIES ACQUIRED IN 2015	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Southpark Corporate Center	Austin, TX	176,000	10/26/2015	$17,426
Springdale Business Center	Austin, TX	159,000	10/28/2015	11,222
Total Acquisitions		335,000		$28,648

(1)
Total cost of the properties acquired was $31,574,000, of which $28,648,000 was allocated to Real Estate Properties as indicated above.  Intangibles associated with the purchases of real estate were allocated as follows:  $3,453,000 to in-place lease intangibles (included in Other Assets on the Consolidated Balance Sheets) and $527,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During 2015, the Company made capital improvements of $25,778,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $7,879,000 on development properties subsequent to transfer to Real Estate Properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at December 31, 2015 consisted of properties in lease-up and under construction of $79,705,000 and prospective development (primarily land) of $90,736,000.  The Company’s total investment in development at December 31, 2015 was $170,441,000 compared to $179,973,000 at December 31, 2014.  Total capital invested for development during 2015 was $95,032,000, which primarily consisted of costs of $66,882,000 and $20,395,000 as detailed in the development activity table below and costs of $7,879,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EastGroup capitalized internal development costs of $4,467,000 during the year ended December 31, 2015, compared to $4,040,000 during 2014.

During 2015, EastGroup purchased 112.6 acres of development land in San Antonio, Houston, Dallas, Charlotte and Phoenix for $19,329,000.  Costs associated with these acquisitions are included in the development activity table.  The Company transferred 17 development properties to Real Estate Properties during 2015 with a total investment of $96,809,000 as of the date of transfer.

DEVELOPMENT		Costs Incurred
		Costs Transferred in 2015 (1)	For the Year Ended 12/31/15	Cumulative as of 12/31/15	Estimated Total Costs (2)	Anticipated Building Conversion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Alamo Ridge I, San Antonio, TX	96,000	$—	1,877	7,352	8,500	02/16
Alamo Ridge II, San Antonio, TX	62,000	—	773	4,139	4,700	02/16
Madison II & III, Tampa, FL	127,000	—	3,737	7,417	8,000	02/16
West Road III, Houston, TX	78,000	—	917	4,782	5,000	03/16
Ten West Crossing 7, Houston, TX	68,000	—	902	4,072	4,900	04/16
West Road IV, Houston, TX	65,000	1,292	3,393	4,685	5,400	08/16
Kyrene 202 VI, Phoenix, AZ	123,000	1,515	5,505	7,020	9,500	09/16
ParkView 1-3, Dallas, TX	276,000	—	13,180	17,256	19,600	10/16
Total Lease-Up	895,000	2,807	30,284	56,723	65,600
UNDER CONSTRUCTION
Alamo Ridge III, San Antonio, TX	135,000	2,120	260	2,380	12,200	10/16
South 35th Avenue, Phoenix, AZ (3)	124,000	—	1,171	1,171	1,200	01/17
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	1,880	4,880	6,760	13,500	02/17
Horizon III, Orlando, FL	109,000	2,399	3,716	6,115	7,800	02/17
Ten Sky Harbor, Phoenix, AZ	64,000	1,653	1,999	3,652	6,000	03/17
Steele Creek VI, Charlotte, NC	137,000	1,273	1,631	2,904	7,600	05/17
Total Under Construction	770,000	9,325	13,657	22,982	48,300
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	261,000	(3,168)	3,192	3,487
Tucson, AZ	70,000	—	—	417
Fort Myers, FL	663,000	—	—	17,858
Orlando, FL	912,000	(5,015)	1,535	20,371
Tampa, FL	290,000	(2,255)	710	4,639
Jackson, MS	28,000	—	—	706
Charlotte, NC	281,000	(1,273)	711	4,421
Dallas, TX	519,000	—	6,477	8,126
El Paso, TX	251,000	—	—	2,444
Houston, TX	1,607,000	(2,581)	5,458	24,587
San Antonio, TX	453,000	(4,000)	4,858	3,680
Total Prospective Development	5,335,000	(18,292)	22,941	90,736
	7,000,000	$(6,160)	66,882	170,441
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2015	Building Size (Square feet)					Building Conversion Date
Horizon I, Orlando, FL	109,000	$—	(16)	7,096		02/15
Kyrene 202 II, Phoenix, AZ	45,000	—	61	3,470		02/15
Steele Creek III, Charlotte, NC	108,000	—	(179)	7,141		02/15
Steele Creek II, Charlotte, NC	71,000	—	22	4,945		03/15
World Houston 39, Houston, TX	94,000	—	420	5,476		06/15
World Houston 42, Houston, TX	94,000	1,289	3,733	5,022		07/15
World Houston 41, Houston, TX	104,000	—	603	5,949		08/15
Horizon II, Orlando, FL	123,000	—	232	7,892		09/15
Sky Harbor 6, Phoenix, AZ	31,000	—	1,352	2,972		10/15
Ten West Crossing 6, Houston, TX	64,000	—	470	4,712		10/15
Thousand Oaks 4, San Antonio, TX	66,000	—	1,576	4,519		10/15
West Road I, Houston, TX	63,000	—	662	4,939		10/15
Kyrene 202 I, Phoenix, AZ	75,000	—	195	6,134		11/15
Rampart IV, Denver, CO	84,000	—	1,178	8,125		11/15
Oak Creek VIII, Tampa, FL	108,000	2,255	3,074	5,329		12/15
Steele Creek IV, Charlotte, NC	57,000	—	736	4,196		12/15
Horizon IV, Orlando, FL	123,000	2,616	6,276	8,892		12/15
Total Transferred to Real Estate Properties	1,419,000	$6,160	20,395	96,809	(4)

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.

(2)	Included in these costs are development obligations of $12.0 million and tenant improvement obligations of $4.3 million on properties under development.

(3)	This property is a manufacturing building undergoing redevelopment to a multi-tenant use building.

(4)	Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $56,928,000 during 2015 due primarily to depreciation expense recognized during the period, offset by accumulated depreciation on the property sold during the year.

Other Assets
Other Assets increased $2,677,000 during 2015.  A summary of Other Assets follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Leasing costs (principally commissions)	$59,043	56,171
Accumulated amortization of leasing costs	(23,455)	(22,951)
Leasing costs (principally commissions), net of accumulated amortization	35,588	33,220

Straight-line rents receivable	26,482	25,013
Allowance for doubtful accounts on straight-line rents receivable	(167)	(102)
Straight-line rents receivable, net of allowance for doubtful accounts	26,315	24,911

Accounts receivable	5,615	4,459
Allowance for doubtful accounts on accounts receivable	(394)	(379)
Accounts receivable, net of allowance for doubtful accounts	5,221	4,080

Acquired in-place lease intangibles	19,061	20,118
Accumulated amortization of acquired in-place lease intangibles	(8,205)	(8,345)
Acquired in-place lease intangibles, net of accumulated amortization	10,856	11,773

Acquired above market lease intangibles	1,337	1,575
Accumulated amortization of acquired above market lease intangibles	(684)	(699)
Acquired above market lease intangibles, net of accumulated amortization	653	876

Loan costs	8,788	8,166
Accumulated amortization of loan costs	(4,460)	(4,454)
Loan costs, net of accumulated amortization	4,328	3,712

Mortgage loans receivable	4,875	4,991
Interest rate swap assets	400	812
Goodwill	990	990
Escrow deposits for 1031 exchange	—	698
Prepaid expenses and other assets	6,960	7,446
Total Other Assets	$96,186	93,509

Liabilities
Secured Debt decreased $102,375,000 during the year ended December 31, 2015.  The decrease resulted from the repayment of two mortgages totaling $81,853,000, regularly scheduled principal payments of $20,484,000 and mortgage loan premium amortization of $38,000.

Unsecured Debt increased $150,000,000 during 2015 as a result of the closing of a $75 million unsecured term loan in March 2015, and the issuance of $75 million of senior unsecured private placement notes in October 2015.

Unsecured Bank Credit Facilities increased $51,435,000 during 2015 as a result of advances of $420,104,000 exceeding repayments of $368,669,000. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts Payable and Accrued Expenses increased $4,742,000 during 2015.  A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	December 31,
	2015	2014
	(In thousands)
Property taxes payable	$16,055	15,216
Development costs payable	6,215	7,920
Property capital expenditures payable	2,818	1,554
Interest payable	3,704	3,500
Dividends payable on unvested restricted stock	2,157	2,096
Other payables and accrued expenses	13,232	9,153
Total Accounts Payable and Accrued Expenses	$44,181	39,439

Other Liabilities increased $3,020,000 during 2015.  A summary of the Company’s Other Liabilities follows:

	December 31,
	2015	2014
	(In thousands)
Security deposits	$13,943	12,803
Prepaid rent and other deferred income	10,003	8,971

Acquired below market lease intangibles	3,485	3,657
Accumulated amortization of acquired below market lease intangibles	(1,353)	(1,380)
Acquired below market lease intangibles, net of accumulated amortization	2,132	2,277

Interest rate swap liabilities	3,960	3,314
Prepaid tenant improvement reimbursements	493	212
Other liabilities	82	16
Total Other Liabilities	$30,613	27,593

Equity
Additional Paid-In Capital increased $12,872,000 during 2015 primarily due to the issuance of common stock under the Company's continuous common equity program and stock-based compensation. EastGroup issued 106,751 shares of common stock under its continuous common equity program with net proceeds to the Company of $6,233,000.  See the Consolidated Statements of Changes in Equity and Note 11 in the Notes to Consolidated Financial Statements for information related to the changes in Additional Paid-In Capital on common shares resulting from stock-based compensation.

During 2015, Distributions in Excess of Earnings increased $28,040,000 as a result of dividends on common stock of $75,906,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $47,866,000.

Accumulated Other Comprehensive Loss increased $1,099,000 during 2015. The increase resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Notes 12 and 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2015 Compared to 2014
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for 2015 was $47,866,000 ($1.49 per basic and diluted share) compared to $47,941,000 ($1.53 per basic and $1.52 per diluted share) for 2014.  EastGroup recognized Gain on sales of real estate investments of $2,903,000 during 2015 and $9,188,000 during 2014.

PNOI increased by $10,657,000, or 6.8%, for 2015 compared to 2014. PNOI increased $6,321,000 from newly developed properties, $3,030,000 from same property operations and $2,607,000 from 2014 and 2015 acquisitions; PNOI decreased $1,266,000 from properties sold in 2014 and 2015 and $68,000 from a property undergoing redevelopment. For the year 2015, lease termination fee income was $225,000 compared to $1,205,000 for 2014.  The Company recorded net bad debt expense of $747,000 in 2015 and net bad debt recoveries of $4,000 in 2014. Straight-lining of rent increased Income from real estate operations by $1,502,000 and $1,881,000 in 2015 and 2014, respectively.

The Company signed 164 leases with certain free rent concessions on 3,678,000 square feet during 2015 with total free rent concessions of $4,024,000 over the lives of the leases, compared to 157 leases with free rent concessions on 3,274,000 square feet with total free rent concessions of $3,816,000 over the lives of the leases in 2014.

Property expense to revenue ratios, defined as Expenses from Real Estate Operations as a percentage of Income from Real Estate Operations, were 28.7% in 2015 compared to 28.6% in 2014.  The Company’s percentage of leased square footage was 97.2% at December 31, 2015, compared to 96.7% at December 31, 2014.  Occupancy at the end of 2015 was 96.1% compared to 96.3% at the end of 2014.

Interest Expense decreased $820,000 for 2015 compared to 2014.  The following table presents the components of Interest Expense for 2015 and 2014:

	Years Ended December 31,
	2015	2014	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding loan cost amortization)	$2,028	1,843	185
Amortization of loan costs - unsecured bank credit facilities	493	413	80
Total variable rate interest expense	2,521	2,256	265
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding loan cost amortization)	21,061	25,700	(4,639)
Unsecured debt interest (1) (excluding loan cost amortization)	15,498	11,649	3,849
Amortization of loan costs - secured debt	421	521	(100)
Amortization of loan costs - unsecured debt	422	302	120
Total fixed rate interest expense	37,402	38,172	(770)
Total interest	39,923	40,428	(505)
Less capitalized interest	(5,257)	(4,942)	(315)
TOTAL INTEREST EXPENSE	$34,666	35,486	(820)

(1) Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup's variable rate interest expense increased by $265,000 for 2015 as compared to 2014 primarily due to an increase in the Company's average unsecured bank credit facilities borrowings as shown in the following table:

	Years Ended December 31,
	2015	2014	Increase (Decrease)
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$109,777	96,162	13,615
Weighted average variable interest rates (excluding loan cost amortization)	1.85%	1.92%

The Company's fixed rate interest expense decreased by $770,000 for 2015 as compared to 2014. The decrease was primarily due to a decrease in secured debt interest, partially offset by an increase in unsecured debt interest. These changes resulted from the Company's debt activity described below.

The decrease in secured debt interest resulted from regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $20,484,000 during 2015 and $22,269,000 in 2014. The details of the secured debt repaid in 2014 and 2015 are shown in the following table:

SECURED DEBT REPAID IN 2014 AND 2015	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Kyrene Distribution Center	9.00%	06/30/2014	$11
Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II and World Houston 17	5.68%	07/10/2014	26,565
Weighted Average/Total Amount for 2014	5.68%		$26,576
Beltway II-IV, Commerce Park I, Eastlake, Fairgrounds, Nations Ford, Techway Southwest III, Wetmore 1-4 and World Houston 15 & 22	5.50%	03/06/2015	$57,450
Country Club I, Lake Pointe, Techway Southwest II and World Houston 19 & 20	4.98%	11/06/2015	24,403
Weighted Average/Total Amount for 2015	5.34%		$81,853
Weighted Average/Total Amount for 2014 and 2015	5.43%		$108,429

During 2015, EastGroup did not obtain any new secured debt; in 2014, the Company assumed the secured debt detailed in the following table:

NEW SECURED DEBT IN 2014	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
Ramona Distribution Center (1)	3.85%	12/19/2014	11/30/2026	$2,847

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

The decrease in secured debt interest was partially offset by increases in unsecured debt interest resulting from the Company's unsecured debt activity described below. The details of the unsecured debt obtained in 2014 and 2015 are shown in the following table:

NEW UNSECURED DEBT IN 2014 and 2015	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$75 Million Unsecured Term Loan (1)	2.846%	07/31/2014	07/31/2019	$75,000
$75 Million Unsecured Term Loan (2)	3.031%	03/02/2015	02/28/2022	$75,000
$25 Million Senior Unsecured Notes	3.970%	10/01/2015	10/01/2025	25,000
$50 Million Senior Unsecured Notes	3.990%	10/07/2015	10/07/2025	50,000
Weighted Average/Total Amount for 2015	3.507%			$150,000
Weighted Average/Total Amount for 2014 and 2015	3.287%			$225,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 115 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.846% as of December 31, 2015. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.031% as of December 31, 2015. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased $315,000 for 2015 as compared to 2014.

Depreciation and Amortization expense from continuing operations increased $2,976,000 for 2015 compared to 2014 primarily due to the operating properties acquired by the Company during 2014 and 2015 and the properties transferred from Development in 2014 and 2015.

General and Administrative expense increased $2,365,000 for the year ended December 31, 2015, as compared to 2014. The increase was primarily due to accelerated restricted stock vesting for the Company's retiring Chief Executive Officer (CEO) and various costs associated with the CEO succession.

Capital Expenditures
Capital expenditures for EastGroup’s operating properties for the years ended December 31, 2015 and 2014 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2015	2014
		(In thousands)
Upgrade on Acquisitions	40 yrs	$5	246
Tenant Improvements:
New Tenants	Lease Life	9,981	7,984
New Tenants (first generation) (1)	Lease Life	119	290
Renewal Tenants	Lease Life	1,936	2,828
Other:
Building Improvements	5-40 yrs	4,599	3,339
Roofs	5-15 yrs	7,562	4,367
Parking Lots	3-5 yrs	808	503
Other	5 yrs	768	305
Total Capital Expenditures (2)		$25,778	19,862

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

(2)	Reconciliation of Total Capital Expenditures to Real Estate Improvements on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2015	2014
	(In thousands)
Total Capital Expenditures	$25,778	19,862
Change in Real Estate Property Payables	(1,264)	662
Real Estate Improvements	$24,514	20,524

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the years ended December 31, 2015 and 2014 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2015	2014
		(In thousands)
Development	Lease Life	$3,824	2,866
New Tenants	Lease Life	3,864	3,606
New Tenants (first generation) (1)	Lease Life	29	217
Renewal Tenants	Lease Life	3,773	5,469
Total Capitalized Leasing Costs		$11,490	12,158
Amortization of Leasing Costs		$9,038	8,284

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

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

During 2015, EastGroup sold one operating property, the last building of its three Ambassador Row Warehouses in Dallas. During 2014, the Company sold the following properties: Northpoint Commerce Center in Oklahoma City, Tampa West Distribution Center VI in Tampa, Clay Campbell Distribution Center and Kirby Business Center in Houston, and two of its three Ambassador Row Warehouses in Dallas. The results of operations and gains on sales for the properties sold during 2015 and 2014 are reported under Income from Continuing Operations on the Consolidated Statements of Income and Comprehensive Income. The gains on sales are included in Gain on sales of real estate investments.

See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gain on sales of real estate investments.

2014 Compared to 2013
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for 2014 was $47,941,000 ($1.53 per basic and $1.52 per diluted share) compared to $32,615,000 ($1.08 per basic and diluted share) for 2013.  EastGroup recognized Gain on sales of real estate investments of $9,188,000 during 2014 and $798,000 during 2013.

PNOI increased by $13,054,000, or 9.1%, for 2014 compared to 2013. PNOI increased $6,710,000 from newly developed properties, $3,650,000 from 2013 and 2014 acquisitions, and $3,136,000 from same property operations; PNOI decreased $451,000 from 2014 dispositions. Lease termination fee income was $1,205,000 and $495,000 in 2014 and 2013, respectively. The Company recorded net bad debt recoveries of $4,000 in 2014 and net bad debt expense of $268,000 in 2013. Straight-lining of rent increased Income from real estate operations by $1,881,000 and $1,971,000 in 2014 and 2013, respectively.

The Company signed 157 leases with certain free rent concessions on 3,274,000 square feet during 2014 with total free rent concessions of $3,816,000 over the lives of the leases, compared to 142 leases with free rent concessions on 3,787,000 square feet with total free rent concessions of $4,723,000 over the lives of the leases in 2013.

Property expense to revenue ratios were 28.6% in 2014 compared to 28.7% in 2013.  The Company’s percentage of leased square footage was 96.7% at December 31, 2014, compared to 96.2% at December 31, 2013.  Occupancy at the end of 2014 was 96.3% compared to 95.5% at the end of 2013.

Interest Expense increased $294,000 in 2014 compared to 2013.  The following table presents the components of Interest Expense for 2014 and 2013:

	Years Ended December 31,
	2014	2013	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding loan cost amortization)	$1,843	2,110	(267)
Amortization of loan costs - unsecured bank credit facilities	413	410	3
Total variable rate interest expense	2,256	2,520	(264)
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding loan cost amortization)	25,700	31,298	(5,598)
Unsecured debt interest (1) (excluding loan cost amortization)	11,649	5,559	6,090
Amortization of loan costs - secured debt	521	706	(185)
Amortization of loan costs - unsecured debt	302	173	129
Total fixed rate interest expense	38,172	37,736	436
Total interest	40,428	40,256	172
Less capitalized interest	(4,942)	(5,064)	122
TOTAL INTEREST EXPENSE	$35,486	35,192	294

(1)
Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup's variable rate interest expense decreased by $264,000 for 2014 as compared to 2013 primarily due to a decrease in the Company's average unsecured bank credit facilities borrowings as shown in the following table:

	Years Ended December 31,
	2014	2013	Increase (Decrease)
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$96,162	112,971	(16,809)
Weighted average variable interest rates (excluding loan cost amortization)	1.92%	1.87%

The Company's fixed rate interest expense increased by $436,000 for 2014 as compared to 2013. The increase was primarily due to an increase in unsecured debt interest, offset by a decrease in secured debt interest resulting from the Company's debt activity described below.

The details of the unsecured debt obtained by the Company in 2013 and 2014 are shown in the following table:

NEW UNSECURED DEBT IN 2013 AND 2014	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$100 Million Senior Unsecured Notes:
$30 Million Notes	3.800%	08/28/2013	08/28/2020	$30,000
$50 Million Notes	3.800%	08/28/2013	08/28/2023	50,000
$20 Million Notes	3.800%	08/28/2013	08/28/2025	20,000
$75 Million Unsecured Term Loan (1)	3.752%	12/20/2013	12/20/2020	75,000
Weighted Average/Total Amount for 2013	3.779%			$175,000
$75 Million Unsecured Term Loan (2)	2.846%	07/31/2014	07/31/2019	$75,000
Weighted Average/Total Amount for 2013 and 2014	3.499%			$250,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into two interest rate swaps to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.752% as of December 31, 2015. See Note 13 for additional information on the interest rate swaps.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 115 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.846% as of December 31, 2015. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

The increase in unsecured debt interest was partially offset by a decrease in secured debt interest resulting from regularly scheduled principal payments and debt repayments. Regularly scheduled secured debt principal payments were $22,269,000 in 2014 and $24,420,000 in 2013. The details of the secured debt repaid in 2013 and 2014 are shown in the following table:

SECURED DEBT REPAID IN 2013 AND 2014	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
35th Avenue, Beltway I, Broadway V, Lockwood, Northwest Point, Sunbelt, Techway Southwest I and World Houston 10, 11 & 14	4.75%	08/06/2013	$33,476
Airport Commerce Center I & II, Interchange Park, Ridge Creek Distribution Center I, Southridge XII, Waterford Distribution Center and World Houston 24, 25 & 27	5.75%	12/06/2013	50,057
Weighted Average/Total Amount for 2013	5.35%		83,533
Kyrene Distribution Center	9.00%	06/30/2014	11
Americas Ten I, Kirby, Palm River North I, II & III, Shady Trail, Westlake I & II and World Houston 17	5.68%	07/10/2014	26,565
Weighted Average/Total Amount for 2014	5.68%		26,576
Weighted Average/Total Amount for 2013 and 2014	5.43%		$110,109

During 2013, EastGroup did not obtain any new secured debt; in 2014, the Company assumed the secured debt detailed in the following table:

NEW SECURED DEBT IN 2014	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
Ramona Distribution Center (1)	3.85%	12/19/2014	11/30/2026	$2,847

(1)
In connection with the acquisition of Ramona Distribution Center, the Company assumed a mortgage of $2,617,000 and recorded a premium of $230,000 to adjust the mortgage loan assumed to fair value. This premium is being amortized over the remaining life of the mortgage.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest decreased $122,000 for 2014 as compared to 2013.

Depreciation and Amortization expense from continuing operations increased $4,525,000 for 2014 compared to 2013 primarily due to the operating properties acquired by the Company in 2013 and 2014 and the properties transferred from Development in 2013 and 2014.

Capital Expenditures
Capital expenditures for EastGroup’s operating properties for the years ended December 31, 2014 and 2013 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2014	2013
		(In thousands)
Upgrade on Acquisitions	40 yrs	$246	459
Tenant Improvements:
New Tenants	Lease Life	7,984	8,124
New Tenants (first generation) (1)	Lease Life	290	110
Renewal Tenants	Lease Life	2,828	2,982
Other:
Building Improvements	5-40 yrs	3,339	4,395
Roofs	5-15 yrs	4,367	4,005
Parking Lots	3-5 yrs	503	852
Other	5 yrs	305	511
Total Capital Expenditures (2)		$19,862	21,438

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

(2)	Reconciliation of Total Capital Expenditures to Real Estate Improvements on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Total Capital Expenditures	$19,862	21,438
Change in Real Estate Property Payables	662	(631)
Real Estate Improvements	$20,524	20,807

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other Assets.  The costs are amortized over the terms of the associated leases and are included in Depreciation and Amortization expense.  Capitalized leasing costs for the years ended December 31, 2014 and 2013 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2014	2013
		(In thousands)
Development	Lease Life	$2,866	3,895
New Tenants	Lease Life	3,606	4,317
New Tenants (first generation) (1)	Lease Life	217	96
Renewal Tenants	Lease Life	5,469	4,978
Total Capitalized Leasing Costs		$12,158	13,286
Amortization of Leasing Costs (2)		$8,284	7,354

(1)	First generation refers only to space that has never been occupied under EastGroup’s ownership.

(2)	Includes discontinued operations (applicable only for 2013).

Discontinued Operations
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

Prior to the adoption of ASU 2014-08 effective January 1, 2014, the results of operations for the operating properties sold or held for sale during the reported periods were shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  Interest expense was not generally allocated to the properties held for sale or whose operations were included under Discontinued Operations unless the mortgage was required to be paid in full upon the sale of the property. ASU 2014-08 is described in further detail under Discontinued Operations under 2015 Compared to 2014.

The results of operations and gains on sales for the operating properties sold in 2013 are shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income.  During 2013, the Company sold three properties: Tampa West Distribution Center V and VII and Tampa East Distribution Center II in Tampa.

See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and Gain on sales of real estate investments.  The following table presents the components of revenue and expense for the operating properties sold or held for sale during 2014 and 2013.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 801): Amendments to Consolidation Analysis, under which all legal entities are subject to reevaluation under the revised consolidation model. The ASU modifies whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. EastGroup plans to adopt ASU 2015-02 effective January 1, 2016. The Company does not anticipate the adoption of ASU 2015-02 will have a material impact on the Company's financial condition or results of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,which requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized costs on the balance sheet. EastGroup plans to adopt ASU 2016-01 effective January 1, 2018. The Company does not anticipate the adoption of ASU 2016-01 will have a material impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $131,385,000 for the year ended December 31, 2015.  The primary other sources of cash were from borrowings on unsecured bank credit facilities, proceeds from unsecured debt, proceeds from common stock offerings and proceeds from sales of real estate investments.  The Company distributed $75,845,000 in common stock dividends during 2015.  Other primary uses of cash were for repayments on unsecured bank credit facilities, secured debt repayments, development of properties, purchases of real estate and capital improvements at various properties.

Total debt at December 31, 2015 and 2014 is detailed below.  The Company’s unsecured bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2015 and 2014.

	December 31,
	2015	2014
	(In thousands)
Secured debt	$351,401	453,776
Unsecured debt	530,000	380,000
Unsecured bank credit facilities	150,836	99,401
Total debt	$1,032,237	933,177

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

EastGroup's amended $300 million unsecured revolving credit facility is with a group of nine banks and matures on July 30, 2019. The credit facility contains an option for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2015, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. At December 31, 2015, the weighted average interest rate was 1.394% on a balance of $137,000,000.

The Company's amended $35 million agreement matures on July 30, 2019, and it contains a provision that the credit facility would automatically be extended for one year if the extension option in the $300 million facility is exercised. The interest rate is reset on a daily basis and as of December 31, 2015, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points.

The margin and facility fee are subject to changes in the Company's credit ratings. At December 31, 2015, the interest rate was 1.430% on a balance of $13,836,000.

As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can obtain debt financing and issue common and/or preferred equity. The Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, in the future. The Company may also access the public debt market in the future as a means to raise capital.

In March 2015, EastGroup closed a $75 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.4%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 3.031%.

In October, EastGroup issued $75 million of senior unsecured private placement notes. The 10-year notes have a weighted average interest rate of 3.98% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In March 2015, EastGroup repaid (with no penalty) a mortgage loan with a balance of $57.4 million, an interest rate of 5.50%, and an original maturity date of April 5, 2015. In November 2015, the Company repaid (with no penalty) a mortgage loan with a balance of $24.4 million, an interest rate of 4.98% and an original maturity date of December 5, 2015.

On February 19, 2014, EastGroup entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC, Raymond James & Associates, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated pursuant to which it may issue and sell up to 10,000,000 shares of its common stock from time to time. During 2015, the Company issued and sold 106,751 shares of common stock under its continuous equity program at an average price of $60.26 per share with gross proceeds to the Company of $6,433,000. The Company incurred offering-related costs of $200,000 during the year, resulting in net proceeds to the Company of $6,233,000. As of February 17, 2016, the Company has 8,646,849 shares of common stock remaining to sell under the program.

On February 10, 2016, EastGroup executed a commitment letter for a $65 million senior unsecured term loan which is expected to close on April 1, 2016. The loan will have a seven-year term and interest only payments. It will bear interest at the annual rate of LIBOR plus an applicable margin (currently 1.65%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.863%.

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2015 were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Secured Debt Obligations (1)	$351,401	92,804	69,555	64,666	124,376
Interest on Secured Debt	56,973	17,889	22,734	13,264	3,086
Unsecured Debt (1)	530,000	—	130,000	180,000	220,000
Interest on Unsecured Debt	103,632	18,211	35,458	24,525	25,438
Unsecured Bank Credit Facilities (1) (2)	150,836	—	—	150,836	—
Interest on Unsecured Bank Credit Facilities (3)	9,985	2,778	5,555	1,652	—
Operating Lease Obligations:
Office Leases	331	328	3	—	—
Ground Leases	14,966	756	1,512	1,512	11,186
Real Estate Property Obligations (4)	2,364	2,364	—	—	—
Development Obligations (5)	11,966	11,966	—	—	—
Tenant Improvements (6)	11,428	11,428	—	—	—
Purchase Obligations	366	102	244	20	—
Total	$1,244,248	158,626	265,061	436,475	384,086

(1)	These amounts are included on the Consolidated Balance Sheets.

(2)
The Company’s balances under its unsecured bank credit facilities change depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.  At December 31, 2015, the weighted average interest rate was 1.397% on the variable-rate debt that matures in July 2019. The $300 million unsecured credit facility has options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties). The $35 million unsecured credit facility automatically extends for one year if the extension option in the $300 million revolving facility is exercised. As of December 31, 2015, the interest rate on the $300 million facility was LIBOR plus 1.000% (weighted average interest rate of 1.394%) with an annual facility fee of 0.200%, and the interest rate on the $35 million facility, which resets on a daily basis, was LIBOR plus 1.000% (1.430%) with an annual facility fee of 0.200%. The margin and facility fee are subject to changes in the Company's credit ratings.

(3)
Represents an estimate of interest due on the Company's unsecured credit facilities based on the outstanding unsecured credit facilities as of December 31, 2015 and interest rates and maturity dates on the facilities as of December 31, 2015 as discussed in note 2 above.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings. The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements. The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of December 31, 2015.

	2016	2017	2018	2019		2020	Thereafter	Total	Fair Value
Secured debt (in thousands)	$92,804	58,239	11,316	55,569		9,097	124,376	351,401	366,491 (1)
Weighted average interest rate	5.79%	5.50%	5.21%	7.01%		4.43%	4.42%	5.40%
Unsecured debt (in thousands)	$—	—	130,000	75,000		105,000	220,000	530,000	509,326 (1)
Weighted average interest rate	—	—	3.21%	2.85%		3.77%	3.60%	3.43%
Unsecured bank credit facilities (in thousands)	$—	—	—	150,836	(2)	—	—	150,836	150,670 (3)
Weighted average interest rate	—	—	—	1.40%	(4)	—	—	1.40%

(1)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers.

(2)
The variable-rate debt matures in July 2019 and is comprised of two unsecured bank credit facilities with balances of $137,000,000 on the $300 million unsecured bank credit facility and $13,836,000 on the $35 million unsecured bank credit facility as of December 31, 2015.

(3)	The fair value of the Company’s variable-rate debt is estimated by discounting expected cash flows at current market rates.

(4)	Represents the weighted average interest rate as of December 31, 2015.

As the table above incorporates only those exposures that existed as of December 31, 2015, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the unsecured bank credit facilities, as shown above, changes by 10% or approximately 14 basis points, interest expense and cash flows would increase or decrease by approximately $211,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Consolidated Balance Sheets as of December 31, 2015 and 2014, and its Consolidated Statements of Income and Comprehensive Income, Changes in Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013 and the Report of Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference.  Unaudited quarterly results of operations included in the Notes to Consolidated Financial Statements are also incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)	Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)	Internal Control Over Financial Reporting.

(a)	Management's annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  EastGroup’s Management Report on Internal Control Over Financial Reporting is set forth in Part IV, Item 15 of this Form 10-K on page 42 and is incorporated herein by reference.

(b)	Report of the independent registered public accounting firm.

The report of KPMG LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in Part IV, Item 15 of this Form 10-K on page 42 and is incorporated herein by reference.

(c)	Changes in internal control over financial reporting.

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the Company’s executive officers and directors.

Name	Position
D. Pike Aloian	Director since 1999; Partner in Almanac Realty Investors, LLC (real estate advisory and investment management services)
H.C. Bailey, Jr.	Director since 1980; Chairman and President of H.C. Bailey Company (real estate development and investment)
H. Eric Bolton, Jr.	Director since 2013; Chairman and Chief Executive Officer of Mid-America Apartment Communities, Inc.
Hayden C. Eaves III	Director since 2002; President of Hayden Holdings, Inc. (real estate investment)
Fredric H. Gould	Director since 1998; Chairman of the General Partner of Gould Investors L.P., Chairman of BRT Realty Trust and Chairman of One Liberty Properties, Inc.
Mary E. McCormick	Director since 2005; Senior Advisor with Almanac Realty Investors, LLC (real estate advisory and investment management services)
David M. Osnos	Director since 1993; Of Counsel to the law firm of Arent Fox LLP
Leland R. Speed	Director since 1978; Chairman Emeritus of the Board of the Company since 2016; Chairman of the Board of the Company from 1983 to 2015
David H. Hoster II	Director since 1993; Chairman of the Board of the Company since 2016; President of the Company from 1993 to 2015; Chief Executive Officer of the Company from 1997 to 2015
Marshall A. Loeb	Director, President and Chief Executive Officer of the Company
N. Keith McKey	Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company
John F. Coleman	Senior Vice President of the Company
Bruce Corkern	Senior Vice President, Chief Accounting Officer, Controller and Assistant Secretary of the Company
William D. Petsas	Senior Vice President of the Company
Brent W. Wood	Senior Vice President of the Company

All other information required by Item 10 of Part III regarding the Company’s executive officers and directors is incorporated herein by reference from the sections entitled "Corporate Governance and Board Matters" and “Executive Officers” in the Company's definitive Proxy Statement ("2016 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for EastGroup's Annual Meeting of Stockholders to be held on May 26, 2016.  The 2016 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2015.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2016 Proxy Statement.

Information regarding EastGroup's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated herein by reference from the subsection entitled "Committees and Meeting Data” in the Company's 2016 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information included under the following captions in the Company's 2016 Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2015," "Outstanding Equity Awards at 2015 Fiscal Year-End," "Option Exercises and Stock Vested in 2015," "Potential Payments upon Termination or Change in Control," "Compensation of Directors" and "Compensation Committee Interlocks."  The information included under the heading "Report of the Compensation Committee" in the Company's 2016 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the subsections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s 2016 Proxy Statement.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2015.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	1,802,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,802,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding transactions with related parties and director independence is incorporated herein by reference from the subsection entitled "Independent Directors" and the section entitled “Certain Transactions and Relationships” in the Company's 2016 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled "Auditor Fees and Services" in the Company's 2016 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

		Page
(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	41
	Management Report on Internal Control Over Financial Reporting	42
	Report of Independent Registered Public Accounting Firm	42
	Consolidated Balance Sheets – December 31, 2015 and 2014	43
	Consolidated Statements of Income and Comprehensive Income – Years ended December 31, 2015, 2014 and 2013	44
	Consolidated Statements of Changes in Equity – Years ended December 31, 2015, 2014 and 2013	45
	Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014 and 2013	46
	Notes to Consolidated Financial Statements	47

(2)	Consolidated Financial Statement Schedules:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	70
	Schedule III – Real Estate Properties and Accumulated Depreciation	71
	Schedule IV – Mortgage Loans on Real Estate	85

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
(a)
Form of Severance and Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II, Marshall A. Loeb and N. Keith McKey (incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed January 7, 2009).*

(b)
Form of Severance and Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, Brent W. Wood and C. Bruce Corkern (incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed January 7, 2009).*

(c)
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

(f)	EastGroup Properties, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy material for the 2013 Annual Meeting of Stockholders).*
(g)	EastGroup Properties, Inc. Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 2, 2015).*
(h)
Note Purchase Agreement, dated as of August 28, 2013, among EastGroup Properties, L.P., EastGroup Properties, Inc. and the purchasers of the notes party thereto (including the form of the 3.80% Senior Notes due August 28, 2025) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 30, 2013).

(i)
Sales Agency Financing Agreement dated February 19, 2014 between EastGroup Properties, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed February 25, 2014).

(j)
Sales Agency Financing Agreement dated February 19, 2014 between EastGroup Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.2 to the Company's Form 8-K filed February 25, 2014).

(k)
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
(a)	Marshall A. Loeb, Chief Executive Officer
(b)	N. Keith McKey, Chief Financial Officer

(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a)	Marshall A. Loeb, Chief Executive Officer
(b)	N. Keith McKey, Chief Financial Officer

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES INC.:

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1(f) to the consolidated financial statements, the Company has changed its method of accounting for discontinued operations in 2014 due to the adoption of Accounting Standards Update 2014-08, Presentation of Financial Statements and Property, Plant and Equipment, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2016,  expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(Signed) KPMG LLP
Jackson, Mississippi
February 17, 2016

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The design of any system of internal control over financial reporting is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2015.

/s/ EASTGROUP PROPERTIES, INC.
Jackson, Mississippi
February 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES INC.:

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EastGroup Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 17, 2016, expressed an unqualified opinion on those consolidated financial statements.

(Signed) KPMG LLP
Jackson, Mississippi
February 17, 2016

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except for share and per share data)
ASSETS
Real estate properties	$2,049,007	1,894,973
Development	170,441	179,973
	2,219,448	2,074,946
Less accumulated depreciation	(657,454)	(600,526)
	1,561,994	1,474,420
Unconsolidated investment	8,004	7,884
Cash	48	11
Other assets	96,186	93,509
TOTAL ASSETS	$1,666,232	1,575,824
LIABILITIES AND EQUITY
LIABILITIES
Secured debt	$351,401	453,776
Unsecured debt	530,000	380,000
Unsecured bank credit facilities	150,836	99,401
Accounts payable and accrued expenses	44,181	39,439
Other liabilities	30,613	27,593
Total Liabilities	1,107,031	1,000,209
EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 32,421,460 shares issued and outstanding at December 31, 2015 and 32,232,587 at December 31, 2014	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	887,207	874,335
Distributions in excess of earnings	(328,892)	(300,852)
Accumulated other comprehensive loss	(3,456)	(2,357)
Total Stockholders’ Equity	554,862	571,129
Noncontrolling interest in joint ventures	4,339	4,486
Total Equity	559,201	575,615
TOTAL LIABILITIES AND EQUITY	$1,666,232	1,575,824
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$234,918	219,706	201,849
Other income	90	123	322
	235,008	219,829	202,171
EXPENSES
Expenses from real estate operations	67,402	62,797	57,885
Depreciation and amortization	73,290	70,314	65,789
General and administrative	15,091	12,726	11,725
Acquisition costs	164	210	191
	155,947	146,047	135,590
OPERATING INCOME	79,061	73,782	66,581
OTHER INCOME (EXPENSE)
Interest expense	(34,666)	(35,486)	(35,192)
Gain on sales of real estate investments	2,903	9,188	—
Other	1,101	989	949
INCOME FROM CONTINUING OPERATIONS	48,399	48,473	32,338
DISCONTINUED OPERATIONS
Income from real estate operations	—	—	89
Gain on sales of nondepreciable real estate investments	—	—	—
Gain on sales of real estate investments	—	—	798
INCOME FROM DISCONTINUED OPERATIONS	—	—	887
NET INCOME	48,399	48,473	33,225
Net income attributable to noncontrolling interest in joint ventures	(533)	(532)	(610)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	47,866	47,941	32,615
Other comprehensive income (loss) - cash flow hedges	(1,099)	(3,986)	2,021
TOTAL COMPREHENSIVE INCOME	$46,767	43,955	34,636
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$1.49	1.53	1.05
Income from discontinued operations	—	—	0.03
Net income attributable to common stockholders	$1.49	1.53	1.08
Weighted average shares outstanding	32,091	31,341	30,162
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$1.49	1.52	1.05
Income from discontinued operations	—	—	0.03
Net income attributable to common stockholders	$1.49	1.52	1.08
Weighted average shares outstanding	32,196	31,452	30,269
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$47,866	47,941	31,728
Income from discontinued operations	—	—	887
Net income attributable to common stockholders	$47,866	47,941	32,615
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except for share and per share data)
Balance, December 31, 2012	$3	731,950	(245,249)	(392)	4,864	491,176
Net income	—	—	32,615	—	610	33,225
Net unrealized change in fair value of interest rate swaps	—	—	—	2,021	—	2,021
Common dividends declared – $2.14 per share	—	—	(65,535)	—	—	(65,535)
Stock-based compensation, net of forfeitures	—	5,540	—	—	—	5,540
Issuance of 890,085 shares of common stock, common stock offering, net of expenses	—	53,247	—	—	—	53,247
Issuance of 4,500 shares of common stock, options exercised	—	120	—	—	—	120
Issuance of 3,577 shares of common stock, dividend reinvestment plan	—	206	—	—	—	206
Withheld 9,412 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(528)	—	—	—	(528)
Distributions to noncontrolling interest	—	—	—	—	(767)	(767)
Balance, December 31, 2013	3	790,535	(278,169)	1,629	4,707	518,705
Net income	—	—	47,941	—	532	48,473
Net unrealized change in fair value of interest rate swaps	—	—	—	(3,986)	—	(3,986)
Common dividends declared – $2.22 per share	—	—	(70,624)	—	—	(70,624)
Stock-based compensation, net of forfeitures	—	6,567	—	—	—	6,567
Issuance of 1,246,400 shares of common stock, common stock offering, net of expenses	—	78,868	—	—	—	78,868
Issuance of 3,626 shares of common stock, dividend reinvestment plan	—	227	—	—	—	227
Withheld 31,673 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(1,862)	—	—	—	(1,862)
Distributions to noncontrolling interest	—	—	—	—	(753)	(753)
Balance, December 31, 2014	3	874,335	(300,852)	(2,357)	4,486	575,615
Net income	—	—	47,866	—	533	48,399
Net unrealized change in fair value of interest rate swaps	—	—	—	(1,099)	—	(1,099)
Common dividends declared – $2.34 per share	—	—	(75,906)	—	—	(75,906)
Stock-based compensation, net of forfeitures	—	8,423	—	—	—	8,423
Issuance of 106,751 shares of common stock, common stock offering, net of expenses	—	6,233	—	—	—	6,233
Issuance of 4,536 shares of common stock, dividend reinvestment plan	—	257	—	—	—	257
Withheld 32,409 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,041)	—	—	—	(2,041)
Distributions to noncontrolling interest	—	—	—	—	(680)	(680)
Balance, December 31, 2015	$3	887,207	(328,892)	(3,456)	4,339	559,201
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
OPERATING ACTIVITIES
Net income	$48,399	48,473	33,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	73,290	70,314	65,789
Depreciation and amortization from discontinued operations	—	—	130
Stock-based compensation expense	6,733	5,146	4,229
Gain on sales of land and real estate investments	(3,026)	(9,286)	(822)
Changes in operating assets and liabilities:
Accrued income and other assets	(782)	523	(1,629)
Accounts payable, accrued expenses and prepaid rent	6,928	2,315	8,906
Other	(157)	(28)	(78)
NET CASH PROVIDED BY OPERATING ACTIVITIES	131,385	117,457	109,750
INVESTING ACTIVITIES
Real estate development	(95,032)	(97,696)	(76,240)
Purchases of real estate	(31,574)	(48,805)	(72,397)
Real estate improvements	(24,514)	(20,524)	(20,807)
Proceeds from sales of real estate investments	5,156	20,625	4,273
Capital contributions to unconsolidated investment	—	(5,132)	—
Repayments on mortgage loans receivable	116	3,902	463
Changes in accrued development costs	(1,705)	241	509
Changes in other assets and other liabilities	(8,865)	(12,181)	(11,912)
NET CASH USED IN INVESTING ACTIVITIES	(156,418)	(159,570)	(176,111)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	420,104	350,214	424,375
Repayments on unsecured bank credit facilities	(368,669)	(339,765)	(411,583)
Repayments on secured debt	(102,337)	(48,846)	(107,953)
Proceeds from unsecured debt	150,000	75,000	175,000
Debt issuance costs	(1,952)	(499)	(2,222)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(75,845)	(70,456)	(64,798)
Proceeds from common stock offerings	6,233	78,868	53,247
Proceeds from exercise of stock options	—	—	120
Proceeds from dividend reinvestment plan	256	216	206
Other	(2,720)	(2,616)	(1,281)
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,070	42,116	65,111
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37	3	(1,250)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11	8	1,258
CASH AND CASH EQUIVALENTS AT END OF YEAR	$48	11	8
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $5,257, $4,942, and $5,064 for 2015, 2014 and 2013, respectively	$33,164	34,426	32,880
Fair value of debt assumed by the Company in the purchase of real estate	—	2,846	—
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 and 2013

(1)	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At December 31, 2015, 2014 and 2013, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)	Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2015, 2014 and 2013 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2015, 2014 and 2013.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2015	2014	2013
Common Share Distributions:
Ordinary dividends	$2.24258	2.02398	1.91678
Nondividend distributions	0.02774	0.08974	0.21054
Unrecaptured Section 1250 capital gain	0.06968	0.09470	0.00270
Other capital gain	—	0.01158	0.00998
Total Common Share Distributions	$2.34000	2.22000	2.14000

EastGroup applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2011 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2015 and 2014.

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

The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists.  If a significant uncertainty exists, interest income is recognized as collected.  If applicable, discounts on mortgage loans receivable are amortized over the lives of the loans using a method that does not differ materially from the interest method.  The Company evaluates the collectibility of both interest and principal on each of its loans to determine whether the loans are impaired.  A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell.  As of December 31, 2015 and 2014, there was no significant uncertainty of collection; therefore, interest income was recognized.  As of December 31, 2015 and 2014, the Company determined that no allowance for collectibility of the mortgage loans receivable was necessary.

(d)	Real Estate Properties
EastGroup has one reportable segment–industrial properties.  These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona, California and North Carolina, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of December 31, 2015 and 2014, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense for continuing and discontinued operations was $59,882,000, $57,303,000 and $54,284,000 for 2015, 2014 and 2013, respectively.

(e)	Development
During the period in which a property is under development, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development properties based on development activity.  As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant.  When the property becomes 80% occupied or one year after completion of the shell construction (whichever comes first), capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases.  The properties are then transferred to Real estate properties, and depreciation commences on the entire property (excluding the land).

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

Prior to the adoption of ASU 2014-08, the results of operations for the operating properties sold or held for sale during the reported periods were shown under Discontinued Operations on the Consolidated Statements of Income and Comprehensive Income. Interest expense was not generally allocated to the properties held for sale or whose operations are included under Discontinued Operations unless the mortgage was required to be paid in full upon the sale of the property.

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
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method. Amortization of loan costs for continuing operations was $1,336,000, $1,236,000 and $1,289,000 for 2015, 2014 and 2013, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  Leasing costs paid during the period are included in Changes in other assets and other liabilities in the Investing Activities section on the Consolidated Statements of Cash Flows.  Leasing costs amortization expense for continuing and discontinued operations was $9,038,000, $8,284,000 and $7,354,000 for 2015, 2014 and 2013, respectively.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of above and below market leases increased rental income by $448,000, $421,000 and $188,000 in 2015, 2014 and 2013, respectively.  Amortization expense for in-place lease intangibles for continuing and discontinued operations was $4,370,000, $4,727,000 and $4,281,000 for 2015, 2014 and 2013, respectively.

Projected amortization of in-place lease intangibles for the next five years as of December 31, 2015 is as follows:

Years Ending December 31,	(In thousands)
2016	$3,886
2017	2,540
2018	1,513
2019	1,078
2020	724

During 2015, the Company acquired Southpark Corporate Center and Springdale Business Center, both in Austin, Texas, for a total cost of $31,574,000, of which $28,648,000 was allocated to Real estate properties. EastGroup allocated $5,494,000 of the total purchase price to land using third party land valuations for the Austin market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $3,453,000 to in-place lease intangibles (included in Other Assets on the Consolidated Balance Sheets) and $527,000 to below market leases (included in Other Liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During 2014, EastGroup acquired the following operating properties: Ridge Creek Distribution Center III in Charlotte, North Carolina; Colorado Crossing Distribution Center in Austin, Texas; and Ramona Distribution Center in Chino, California. The Company purchased these properties for a total cost of $51,652,000, of which $47,477,000 was allocated to Real estate properties.  The Company allocated $10,822,000 of the total purchase price to land using third party land valuations for the Charlotte, Austin and Chino markets.  The market values are considered to be Level 3 inputs as defined by ASC 820.  Intangibles associated with the purchase of real estate were allocated as follows:  $5,074,000 to in-place lease intangibles, $4,000 to above market leases and $903,000 to below market leases. The Company paid cash of $48,805,000 for the properties and intangibles acquired, assumed a mortgage of $2,617,000 and recorded a premium of $230,000 to adjust the mortgage loan assumed to fair value.

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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at December 31, 2015 and 2014.

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

The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures.  The grant date fair value for awards that have been granted and are subject to a future market condition (total shareholder return) are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards (the Company did not have any such awards in 2015, 2014 or 2013).

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 801): Amendments to Consolidation Analysis, under which all legal entities are subject to reevaluation under the revised consolidation model. The ASU modifies whether limited

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. EastGroup plans to adopt ASU 2015-02 effective January 1, 2016. The Company does not anticipate the adoption of ASU 2015-02 will have a material impact on the Company's financial condition or results of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,which requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized costs on the balance sheet. EastGroup plans to adopt ASU 2016-01effective January 1, 2018. The Company does not anticipate the adoption of ASU 2016-01 will have a material impact on the Company's financial condition or results of operations.

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

(q)	Reclassifications
Certain reclassifications have been made in the 2014 and 2013 consolidated financial statements to conform to the 2015 presentation.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	REAL ESTATE PROPERTIES

The Company’s Real estate properties and Development at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(In thousands)
Real estate properties:
Land	$301,435	283,116
Buildings and building improvements	1,393,688	1,284,961
Tenant and other improvements	353,884	326,896
Development	170,441	179,973
	2,219,448	2,074,946
Less accumulated depreciation	(657,454)	(600,526)
	$1,561,994	1,474,420

EastGroup acquired operating properties during 2015, 2014 and 2013 as discussed in Note 1(j).

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

In 2015, EastGroup sold one operating property, the last of its three Ambassador Row Warehouses. The results of operations and gain on sale for the property sold during 2015 are reported under Income from Continuing Operations on the Consolidated Statements of Income and Comprehensive Income. The gain on sale is included in Gain on sales of real estate investments.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gain on Sales of Real Estate
A summary of Gain on sales of real estate investments for the years ended December 31, 2015, 2014 and 2013 follows:

Real Estate Properties	Location	Size (in Square Feet)	Date Sold	Net Sales Price	Basis	Recognized Gain
				(In thousands)
2015
Ambassador Row Warehouse	Dallas, TX	185,000	04/13/2015	$4,998	2,095	2,903
2014
Northpoint Commerce Center	Oklahoma City, OK	58,000	03/28/2014	$3,471	3,376	95
Tampa West Distribution Center VI	Tampa, FL	9,000	07/08/2014	682	446	236
Clay Campbell Distribution Center	Houston, TX	118,000	09/30/2014	7,690	2,826	4,864
Kirby Business Park	Houston, TX	125,000	09/30/2014	5,306	2,989	2,317
Ambassador Row Warehouses	Dallas, TX	132,000	12/30/2014	3,358	1,682	1,676
Total for 2014				$20,507	11,319	9,188
2013
Tampa West Distribution Center V	Tampa, FL	12,000	12/20/2013	$609	442	167
Tampa West Distribution Center VII	Tampa, FL	6,000	12/20/2013	422	417	5
Tampa East Distribution Center II	Tampa, FL	31,000	12/30/2013	1,929	1,303	626
Total for 2013				$2,960	2,162	798

The table above includes sales of operating properties; the Company also sold parcels of land during the years presented. During the year ended December 31, 2015, EastGroup sold a small parcel of land in New Orleans for $170,000 and recognized a gain on $123,000. During the year ended December 31, 2014, EastGroup sold a small parcel of land in Orlando for a net sales price of $118,000 and recognized a gain of $98,000. During 2013, the Company sold a small parcel of land in Orlando for a net sales price of $1,313,000 and recognized a gain of $24,000. The gains on sales of land are included in Other on the Consolidated Statements of Income and Comprehensive Income.

The following table presents the components of revenues and expenses for the properties sold or held for sale during 2013.

DISCONTINUED OPERATIONS	Year Ended December 31, 2013
(In thousands)
Income from real estate operations	$306
Expenses from real estate operations	(87)
Property net operating income from discontinued operations	219
Depreciation and amortization	(130)
Income from real estate operations	89
Gain on sales of real estate investments	798
Income from discontinued operations	$887

The Company’s development program as of December 31, 2015, was comprised of the properties detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development properties for 2015 were $5,257,000 compared to $4,942,000 for 2014 and $5,064,000 for 2013. In addition, EastGroup capitalized internal development costs of $4,467,000 during the year ended December 31, 2015, compared to $4,040,000 during 2014 and $3,730,000 in 2013.

Total capital invested for development during 2015 was $95,032,000, which primarily consisted of costs of $66,882,000 and $20,395,000 as detailed in the development activity table below and costs of $7,879,000 on development properties subsequent to transfer to Real Estate Properties. The capitalized costs incurred on development properties subsequent to transfer to Real Estate Properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT		Costs Incurred				Anticipated Building Conversion Date
		Costs Transferred in 2015 (1)	For the Year Ended 12/31/15	Cumulative as of 12/31/15	Estimated Total Costs (2)
		(In thousands)
	(Unaudited)				(Unaudited)	(Unaudited)
LEASE-UP	Building Size (Square feet)
Alamo Ridge I, San Antonio, TX	96,000	$—	1,877	7,352	8,500	02/16
Alamo Ridge II, San Antonio, TX	62,000	—	773	4,139	4,700	02/16
Madison II & III, Tampa, FL	127,000	—	3,737	7,417	8,000	02/16
West Road III, Houston, TX	78,000	—	917	4,782	5,000	03/16
Ten West Crossing 7, Houston, TX	68,000	—	902	4,072	4,900	04/16
West Road IV, Houston, TX	65,000	1,292	3,393	4,685	5,400	08/16
Kyrene 202 VI, Phoenix, AZ	123,000	1,515	5,505	7,020	9,500	09/16
ParkView 1-3, Dallas, TX	276,000	—	13,180	17,256	19,600	10/16
Total Lease-Up	895,000	2,807	30,284	56,723	65,600
UNDER CONSTRUCTION
Alamo Ridge III, San Antonio, TX	135,000	2,120	260	2,380	12,200	10/16
South 35th Avenue, Phoenix, AZ (3)	124,000	—	1,171	1,171	1,200	01/17
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	1,880	4,880	6,760	13,500	02/17
Horizon III, Orlando, FL	109,000	2,399	3,716	6,115	7,800	02/17
Ten Sky Harbor, Phoenix, AZ	64,000	1,653	1,999	3,652	6,000	03/17
Steele Creek VI, Charlotte, NC	137,000	1,273	1,631	2,904	7,600	05/17
Total Under Construction	770,000	9,325	13,657	22,982	48,300
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	261,000	(3,168)	3,192	3,487
Tucson, AZ	70,000	—	—	417
Fort Myers, FL	663,000	—	—	17,858
Orlando, FL	912,000	(5,015)	1,535	20,371
Tampa, FL	290,000	(2,255)	710	4,639
Jackson, MS	28,000	—	—	706
Charlotte, NC	281,000	(1,273)	711	4,421
Dallas, TX	519,000	—	6,477	8,126
El Paso, TX	251,000	—	—	2,444
Houston, TX	1,607,000	(2,581)	5,458	24,587
San Antonio, TX	453,000	(4,000)	4,858	3,680
Total Prospective Development	5,335,000	(18,292)	22,941	90,736
	7,000,000	$(6,160)	66,882	170,441
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2015	Building Size (Square feet)					Building Conversion Date
Horizon I, Orlando, FL	109,000	$—	(16)	7,096		02/15
Kyrene 202 II, Phoenix, AZ	45,000	—	61	3,470		02/15
Steele Creek III, Charlotte, NC	108,000	—	(179)	7,141		02/15
Steele Creek II, Charlotte, NC	71,000	—	22	4,945		03/15
World Houston 39, Houston, TX	94,000	—	420	5,476		06/15
World Houston 42, Houston, TX	94,000	1,289	3,733	5,022		07/15
World Houston 41, Houston, TX	104,000	—	603	5,949		08/15
Horizon II, Orlando, FL	123,000	—	232	7,892		09/15
Sky Harbor 6, Phoenix, AZ	31,000	—	1,352	2,972		10/15
Ten West Crossing 6, Houston, TX	64,000	—	470	4,712		10/15
Thousand Oaks 4, San Antonio, TX	66,000	—	1,576	4,519		10/15
West Road I, Houston, TX	63,000	—	662	4,939		10/15
Kyrene 202 I, Phoenix, AZ	75,000	—	195	6,134		11/15
Rampart IV, Denver, CO	84,000	—	1,178	8,125		11/15
Oak Creek VIII, Tampa, FL	108,000	2,255	3,074	5,329		12/15
Steele Creek IV, Charlotte, NC	57,000	—	736	4,196		12/15
Horizon IV, Orlando, FL	123,000	2,616	6,276	8,892		12/15
Total Transferred to Real Estate Properties	1,419,000	$6,160	20,395	96,809	(4)

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.

(2)	Included in these costs are development obligations of $12.0 million and tenant improvement obligations of $4.3 million on properties under development.

(3)	This property is a manufacturing building undergoing redevelopment to a multi-tenant use building.

(4)	Represents cumulative costs at the date of transfer.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2015:

Future Minimum Rental Receipts Under Non-Cancelable Leases

Years Ending December 31,	(In thousands)
2016	$176,082
2017	144,173
2018	110,845
2019	84,253
2020	58,448
Thereafter	87,841
Total minimum receipts	$661,642

Ground Leases
As of December 31, 2015, the Company owned two properties in Florida, two properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to November 2037, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  Total ground lease expenditures for continuing and discontinued operations for the years ended December 31, 2015, 2014 and 2013 were $756,000, $745,000 and $740,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  The following schedule indicates approximate future minimum ground lease payments for these properties by year as of December 31, 2015:

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2016	$756
2017	756
2018	756
2019	756
2020	756
Thereafter	11,186
Total minimum payments	$14,966

(3)	UNCONSOLIDATED INVESTMENT

The Company owns a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2018 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $8,004,000 at December 31, 2015, and $7,884,000 at December 31, 2014.

(4)	MORTGAGE LOANS RECEIVABLE

As of December 31, 2015 and 2014, the Company had two mortgage loans receivable, both of which are classified as first mortgage loans, have effective interest rates of 5.25% and mature in October 2017. Mortgage loans receivable are included in Other Assets on the Consolidated Balance Sheets. See Note 5 for a summary of Other Assets.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	OTHER ASSETS

A summary of the Company’s Other Assets follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Leasing costs (principally commissions)	$59,043	56,171
Accumulated amortization of leasing costs	(23,455)	(22,951)
Leasing costs (principally commissions), net of accumulated amortization	35,588	33,220

Straight-line rents receivable	26,482	25,013
Allowance for doubtful accounts on straight-line rents receivable	(167)	(102)
Straight-line rents receivable, net of allowance for doubtful accounts	26,315	24,911

Accounts receivable	5,615	4,459
Allowance for doubtful accounts on accounts receivable	(394)	(379)
Accounts receivable, net of allowance for doubtful accounts	5,221	4,080

Acquired in-place lease intangibles	19,061	20,118
Accumulated amortization of acquired in-place lease intangibles	(8,205)	(8,345)
Acquired in-place lease intangibles, net of accumulated amortization	10,856	11,773

Acquired above market lease intangibles	1,337	1,575
Accumulated amortization of acquired above market lease intangibles	(684)	(699)
Acquired above market lease intangibles, net of accumulated amortization	653	876

Loan costs	8,788	8,166
Accumulated amortization of loan costs	(4,460)	(4,454)
Loan costs, net of accumulated amortization	4,328	3,712

Mortgage loans receivable	4,875	4,991
Interest rate swap assets	400	812
Goodwill	990	990
Escrow deposits for 1031 exchange	—	698
Prepaid expenses and other assets	6,960	7,446
Total Other Assets	$96,186	93,509

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	SECURED AND UNSECURED DEBT

A summary of Secured Debt follows:

	Interest Rate	Monthly P&I Payment	Maturity Date	Carrying Amount of Securing Real Estate at December 31, 2015	Balance at December 31,
Property					2015	2014
				(In thousands)
Beltway II-IV, Commerce Park I, Eastlake, Fairgrounds, Nations Ford, Techway Southwest III, Wetmore 1-4 and World Houston 15 & 22	5.50%	$536,552	Repaid	$—	—	58,262
Country Club I, Lake Pointe, Techway Southwest II and World Houston 19 & 20	4.98%	256,952	Repaid	—	—	26,074
Huntwood and Wiegman I	5.68%	265,275	09/05/2016	19,991	25,567	27,246
Alamo Downs, Arion 1-15 & 17, Rampart I-IV, Santan 10 I and World Houston 16	5.97%	557,467	10/05/2016	57,654	53,563	56,945
Arion 16, Broadway VI, Chino, East University I & II, Northpark, Santan 10 II, 55th Avenue and World Houston 1 & 2, 21 & 23	5.57%	518,885	09/05/2017	49,692	50,971	54,259
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington (1)	7.50%	539,747	05/05/2019	47,123	54,689	56,970
Blue Heron II	5.39%	16,176	02/29/2020	4,174	735	884
40th Avenue, Beltway Crossing V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore 5-8 and World Houston 26, 28, 29 & 30	4.39%	463,778	01/05/2021	68,092	61,312	64,119
America Plaza, Central Green, Glenmont, Interstate I-III, Rojas, Stemmons Circle, Venture, West Loop and World Houston 3-9	4.75%	420,045	06/05/2021	43,369	55,223	57,579
Arion 18, Beltway Crossing VI & VII, Commerce Park II & III, Concord, Interstate V-VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	329,796	01/05/2022	59,908	46,584	48,592
Ramona	3.85%	16,287	11/30/2026	9,344	2,757	2,846
				$359,347	351,401	453,776

(1)	This mortgage loan has a recourse liability of $5.0 million which will be released based on the secured properties generating certain base rent amounts.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of Unsecured Debt follows:

			Balance at December 31,
	Interest Rate	Maturity Date	2015	2014
			(In thousands)
$80 Million Unsecured Term Loan (1)	2.770%	08/15/2018	$80,000	80,000
$50 Million Unsecured Term Loan	3.910%	12/21/2018	50,000	50,000
$75 Million Unsecured Term Loan (2)	2.846%	07/31/2019	75,000	75,000
$75 Million Unsecured Term Loan (3)	3.752%	12/20/2020	75,000	75,000
$75 Million Unsecured Term Loan (4)	3.031%	02/28/2022	75,000	—
$100 Million Senior Unsecured Notes:
$30 Million Notes	3.800%	08/28/2020	30,000	30,000
$50 Million Notes	3.800%	08/28/2023	50,000	50,000
$20 Million Notes	3.800%	08/28/2025	20,000	20,000
$25 Million Senior Unsecured Notes	3.970%	10/01/2025	25,000	—
$50 Million Senior Unsecured Notes	3.990%	10/07/2025	50,000	—
			$530,000	380,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 175 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company an effective interest rate on the term loan of 2.770% as of December 31, 2015. See Note 13 for additional information on the interest rate swap.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 115 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.846% as of December 31, 2015. See Note 13 for additional information on the interest rate swap.

(3)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into two interest rate swaps to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.752% as of December 31, 2015. See Note 13 for additional information on the interest rate swaps.

(4)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.031% as of December 31, 2015. See Note 13 for additional information on the interest rate swap.

The Company’s unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2015.

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt (primarily unsecured), and/or proceeds from the issuance of equity instruments.

Principal payments on long-term debt, including Secured Debt and Unsecured Debt (not including Unsecured Bank Credit Facilities), due during the next five years as of December 31, 2015 are as follows:

Years Ending December 31,	(In thousands)
2016	$92,804
2017	58,239
2018	141,316
2019	130,569
2020	114,097

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	UNSECURED BANK CREDIT FACILITIES

Until July 30, 2015, EastGroup had $225 million and $25 million unsecured bank credit facilities with margins over LIBOR of 117.5 basis points, facility fees of 22.5 basis points and maturity dates of January 5, 2017. The Company closed amended credit facilities on July 30, 2015. The amended agreements expand the facilities to $300 million and $35 million, reduce the current applicable margins to 100 basis points and the current applicable facility fees to 20 basis points, and extend the maturity dates to July 30, 2019.

EastGroup's amended $300 million unsecured revolving credit facility is with a group of nine banks and matures on July 30, 2019. The credit facility contains an option for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2015, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. At December 31, 2015, the weighted average interest rate was 1.394% on a balance of $137,000,000.

The Company's amended $35 million agreement matures on July 30, 2019, and it contains a provision that the credit facility would automatically be extended for one year if the extension option in the $300 million facility is exercised. The interest rate is reset on a daily basis and as of December 31, 2015, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. At December 31, 2015, the interest rate was 1.430% on a balance of $13,836,000.

Average unsecured bank credit facilities borrowings were $109,777,000 in 2015 compared to $96,162,000 in 2014 with weighted average interest rates of 1.85% in 2015 compared to 1.92% in 2014.  Weighted average interest rates (including amortization of loan costs) were 2.30% for 2015 and 2.35% for 2014.  Amortization of unsecured bank credit facilities costs was $493,000, $413,000 and $410,000 for 2015, 2014 and 2013, respectively.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2015.

(8)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts Payable and Accrued Expenses follows:

	December 31,
	2015	2014
	(In thousands)
Property taxes payable	$16,055	15,216
Development costs payable	6,215	7,920
Property capital expenditures payable	2,818	1,554
Interest payable	3,704	3,500
Dividends payable on unvested restricted stock	2,157	2,096
Other payables and accrued expenses	13,232	9,153
Total Accounts Payable and Accrued Expenses	$44,181	39,439

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	OTHER LIABILITIES

A summary of the Company’s Other Liabilities follows:

	December 31,
	2015	2014
	(In thousands)
Security deposits	$13,943	12,803
Prepaid rent and other deferred income	10,003	8,971

Acquired below-market lease intangibles	3,485	3,657
Accumulated amortization of below-market lease intangibles	(1,353)	(1,380)
Acquired below-market lease intangibles, net of accumulated amortization	2,132	2,277

Interest rate swap liabilities	3,960	3,314
Prepaid tenant improvement reimbursements	493	212
Other liabilities	82	16
Total Other Liabilities	$30,613	27,593

(10)	COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2015:

	Years Ended December 31,
	2015	2014	2013
	Common Shares
Shares outstanding at beginning of year	32,232,587	30,937,225	29,928,490
Common stock offerings	106,751	1,246,400	890,085
Stock options exercised	—	—	4,500
Dividend reinvestment plan	4,536	3,626	3,577
Incentive restricted stock granted	100,622	71,642	112,099
Incentive restricted stock forfeited	—	(2,375)	—
Director common stock awarded	9,373	7,742	7,469
Director restricted stock granted	—	—	417
Restricted stock withheld for tax obligations	(32,409)	(31,673)	(9,412)
Shares outstanding at end of year	32,421,460	32,232,587	30,937,225

Common Stock Issuances
The following table presents the common stock issuance activity for the three years ended December 31, 2015:

Years Ended December 31,	Number of Common Shares Issued	Net Proceeds
		(In thousands)
2015	106,751	$6,233
2014	1,246,400	78,868
2013	890,085	53,247

Dividend Reinvestment Plan
The Company has a dividend reinvestment plan that allows stockholders to reinvest cash distributions in new shares of the Company.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
There were 1,802,000, 1,900,800 and 1,971,164 total shares available for grant under the 2013 Equity Plan as of December 31, 2015, 2014, and 2013, respectively. Typically, the Company issues new shares to fulfill stock grants.
Stock-based compensation cost for employees was $7,891,000, $6,071,000 and $5,087,000 for 2015, 2014 and 2013, respectively, of which $1,672,000, $1,415,000 and $1,253,000 were capitalized as part of the Company’s development costs for the respective years.

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

In March 2015, the Compensation Committee of the Company's Board of Directors (the Committee) evaluated the Company's performance compared to certain annual performance goals (primarily funds from operations (FFO) per share and total shareholder return) for the year ended December 31, 2014.  Based on the evaluation, 42,447 shares were awarded to the Company’s executive officers at a grant date fair value of $61.13 per share.  These shares vested 20% on both the dates shares were determined and awarded and on January 1, 2016, and will vest 20% per year on January 1 in years 2017, 2018 and 2019.  The shares will be expensed on a straight-line basis over the remaining service period.

Also in March 2015, the Committee evaluated the Company’s total return, both on an absolute basis for 2014 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index for the five-year period ended December 31, 2014.  Based on the evaluation, 34,650 shares were awarded to the Company’s executive officers at a grant date fair value of $61.13 per share.  These shares vested 25% on both the dates shares were determined and awarded and on January 1, 2016, and will vest 25% per year on January 1 in years 2017 and 2018.  The shares will be expensed on a straight-line basis over the remaining service period.

In the second quarter of 2015, the Company’s Board of Directors approved an equity compensation plan for its executive officers based upon certain annual performance measures (primarily FFO per share and total shareholder return).  Any shares issued pursuant to this compensation plan will be determined by the Compensation Committee in its discretion and issued in the first quarter of 2016.  The number of shares to be issued on the grant date could range from zero to 49,366.  These shares will vest 20% on the date shares are determined and awarded and generally will vest 20% per year on each January 1 for the subsequent four years.

Also in the second quarter of 2015, EastGroup’s Board of Directors approved a long-term equity compensation plan for the Company’s executive officers. The awards will be based on the results of the Company's total shareholder return, both on an absolute basis for 2015 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2000 Index over the five-year period ended December 31, 2015. Any shares issued pursuant to this equity compensation plan will be determined by the Compensation Committee and issued in the first quarter of 2016.  The number of shares to be issued on the grant date could range from zero to 51,432.  These shares will vest 25% on the date shares are determined and awarded and generally will vest 25% per year on each January 1 for the subsequent three years.

Notwithstanding the foregoing, shares issued to the Company’s retiring Chief Executive Officer, David H. Hoster II, vested on January 1, 2016; the shares expected to be awarded to Mr. Hoster in the first quarter of 2016 will become fully vested on the date shares are determined and awarded. In addition, shares issued to the Company's Chief Financial Officer, N. Keith McKey, will become fully vested no later than April 6, 2016.

During the second quarter of 2015, 23,525 shares were granted to certain non-executive officers subject only to continued service as of the vesting date. These shares, which had a grant date fair value of $60.89 per share, vested 20% on January 1, 2016 and will vest 20% per year on January 1 in years 2017, 2018, 2019 and 2020.

During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares.  For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  Share certificates and dividends are delivered to the employee as they vest.  As of December 31, 2015, there was $5,080,000 of unrecognized compensation cost related to unvested restricted stock compensation for employees and directors that is expected to be recognized over a weighted average period of 2.7 years.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2015, 2014 and 2013. Of the shares that vested in 2015, 2014 and 2013, 32,409 shares, 31,673 shares and 9,412 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. The fair value of shares that were granted during 2015, 2014 and 2013 was $6,145,000, $4,439,000 and $6,364,000, respectively. As of the vesting date, the fair value of shares that vested during 2015, 2014 and 2013 was $6,664,000, $5,712,000 and $1,700,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	265,911	$49.79	293,989	$47.17	212,206	$42.84
Granted	100,622	61.07	71,642	61.96	112,099	56.77
Forfeited	—	—	(2,375)	52.72	—	—
Vested	(105,835)	53.40	(97,345)	50.76	(30,316)	52.32
Unvested at end of year	260,698	52.68	265,911	49.79	293,989	47.17

Following is a vesting schedule of the total unvested shares as of December 31, 2015:

Unvested Shares Vesting Schedule	Number of Shares
2016	139,333
2017	41,138
2018	31,215
2019	24,507
2020	24,505
Total Unvested Shares	260,698

Employee Stock Options
The Company has not granted stock options to employees since 2002.  Outstanding employee stock options vested equally over a two-year period; accordingly, all options are now vested.  There were no employee stock option exercises during 2015, 2014 or 2013.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Directors Equity Awards
The Company previously had a directors equity plan that was approved by stockholders and adopted in 2005 (the "2005 Plan"), which authorized the issuance of up to 50,000 shares of common stock through awards of shares and restricted shares granted to non-employee directors of the Company.  The 2005 Plan was further amended by the Board of Directors in May 2006, May 2008, May 2011 and May 2012. The 2005 Plan was replaced by the 2013 Equity Plan effective May 29, 2013, and the Board of Directors has adopted a policy under the 2013 Equity Plan pursuant to which awards will be made to non-employee Directors. The current policy provides that the Company shall automatically award an annual retainer share award to each non-employee Director who has been elected or reelected as a member of the Board of Directors at the Annual Meeting. The number of shares shall be equal to $75,000 divided by the fair market value of a share on the date of such election. If a non-employee Director is elected or appointed to the Board of Directors other than at an Annual Meeting of the Company, the annual retainer share award shall be pro rated. The policy also provides that each new non-employee Director appointed or elected will receive an automatic award of restricted shares of Common Stock on the effective date of election or appointment equal to $25,000 divided by the fair market value of the Company's Common Stock on such date. These restricted shares will vest over a four-year period upon the performance of future service as a Director, subject to certain exceptions.

Directors were issued 9,373 shares, 7,742 shares and 7,469 shares of common stock as annual retainer awards for 2015, 2014 and 2013, respectively. In addition, during 2013, 417 shares were granted to a newly elected non-employee Director subject only to continued service as of the vesting date. The shares, which have a grant date fair value of $59.97 per share, vested 25% on each of December 6, 2014 and 2015 and will vest 25% per year on December 6 in years 2016 and 2017. As of the vesting date, the fair value of shares that vested during 2015 and 2014 was $6,000 and $7,000, respectively.  Stock-based compensation expense for directors was $514,000, $490,000 and $395,000 for 2015, 2014 and 2013, respectively.

There were no director stock options exercised in 2015 or 2014. The intrinsic value realized by directors from the exercise of options was $172,000 for 2013. There were no director stock options granted or expired during the years presented below.  Following is a summary of the total director stock options exercised with related weighted average exercise share prices for 2015, 2014 and 2013.

Stock Option Activity:	Years Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	—	$—	4,500	$26.60
Exercised	—	—	—	—	(4,500)	26.60
Outstanding at end of year	—	—	—	—	—	—
Exercisable at end of year	—	$—	—	$—	—	$—

(12)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income.  The components of Accumulated Other Comprehensive Income (Loss) for 2015, 2014 and 2013 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 13 for information regarding the Company’s interest rate swaps.

	Years Ended December 31,
	2015	2014	2013
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):	(In thousands)
Balance at beginning of year	$(2,357)	1,629	(392)
Change in fair value of interest rate swaps	(1,099)	(3,986)	2,021
Balance at end of year	$(3,456)	(2,357)	1,629

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of December 31, 2015, EastGroup had five interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to fixed interest rates for the entire terms of the loans, and the Company has concluded that each of the hedging relationships is highly effective.

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

Amounts reported in Other Comprehensive Income (Loss) related to derivatives will be reclassified to Interest Expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $2,934,000 will be reclassified from Other Comprehensive Income as an increase to Interest Expense over the next twelve months.

As of January 1, 2013, the Company changed its valuation methodology for over-the-counter (“OTC”) derivatives to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Uncollateralized or partially-collateralized trades are discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  The Company made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants. As of January 1, 2015, the Company began calculating its derivative prices using mid-market prices; prior to that date, the Company used bid-market prices.  The changes in valuation methodology were applied prospectively and were considered changes in accounting estimates resulting from recent developments in the marketplace. Management has assessed the impact of the changes for all periods presented and has deemed the impact to be immaterial to the Company's financial statements.

As of December 31, 2015 and 2014, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of December 31, 2015	Notional Amount as of December 31, 2014
	(In thousands)
Interest Rate Swap	$80,000	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	—
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2015 and 2014. See Note 18 for additional information on the fair value of the Company's interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Derivatives As of December 31, 2015		Derivatives As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other Assets	$400	Other Assets	$812
Interest rate swap liabilities	Other Liabilities	3,960	Other Liabilities	3,314

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$(5,374)	(6,777)	1,350
Amount of loss reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense	(4,275)	(2,791)	(671)

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

As of December 31, 2015, the fair value of derivatives in an asset position related to these agreements was $400,000, and the fair value of derivatives in a liability position related to these agreements was $3,960,000. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreements at the swap termination value. As of December 31, 2015, the swap termination value of derivatives in an asset position was an asset in the amount of $407,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $4,039,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted EPS.  Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	2015	2014	2013
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$47,866	47,941	32,615
Denominator – weighted average shares outstanding	32,091	31,341	30,162
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$47,866	47,941	32,615
Denominator:
Weighted average shares outstanding	32,091	31,341	30,162
Unvested restricted stock	105	111	107
Total Shares	32,196	31,452	30,269

(15)	QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

	2015 Quarter Ended				2014 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)
Revenues	$57,959	60,989	58,795	61,269	53,128	54,037	63,693	59,148
Expenses	(47,898)	(46,326)	(46,698)	(49,691)	(44,614)	(44,795)	(45,832)	(46,292)
Net Income	10,061	14,663	12,097	11,578	8,514	9,242	17,861	12,856
Net income attributable to noncontrolling interest in joint ventures	(131)	(130)	(129)	(143)	(142)	(124)	(132)	(134)
Net income attributable to EastGroup Properties, Inc. common stockholders	$9,930	14,533	11,968	11,435	8,372	9,118	17,729	12,722
BASIC PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.31	0.45	0.37	0.36	0.27	0.29	0.56	0.40
Weighted average shares outstanding	32,032	32,045	32,126	32,159	30,806	31,137	31,515	31,892
DILUTED PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.31	0.45	0.37	0.35	0.27	0.29	0.56	0.40
Weighted average shares outstanding	32,109	32,139	32,248	32,314	30,886	31,244	31,644	32,043

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)	DEFINED CONTRIBUTION PLAN

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $585,000, $457,000 and $550,000 for 2015, 2014 and 2013, respectively.

(17)	LEGAL MATTERS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation (that is not material) arising in the ordinary course of business.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2015 and 2014.

	December 31,
	2015		2014
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$48	48	11	11
Cash held in escrow for 1031 exchange	—	—	698	698
Mortgage loans receivable	4,875	4,896	4,991	5,055
Interest rate swap assets	400	400	812	812
Financial Liabilities:
Secured debt	351,401	366,491	453,776	478,659
Unsecured debt	530,000	509,326	380,000	364,295
Unsecured bank credit facilities	150,836	150,670	99,401	99,638
Interest rate swap liabilities	3,960	3,960	3,314	3,314

(1)	Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as indicated in the notes below.

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

On February 12, 2016, EastGroup sold its Northwest Point Distribution and Service Centers in Houston.  The sale of the properties, which contain 232,000 square feet, generated gross sales proceeds of approximately $15.6 million.  The Company expects to record a gain on the sale in the first quarter of 2016.

On February 10, 2016, EastGroup executed a commitment letter for a $65 million senior unsecured term loan which is expected to close on April 1, 2016. The loan will have a seven-year term and interest only payments. It will bear interest at the annual rate of LIBOR plus an applicable margin (currently 1.65%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.863%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

Under date of February 17, 2016, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2015, which are included in the 2015 Annual Report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2) of Form 10-K.  These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1(f) to the consolidated financial statements, the Company elected to change its method of accounting for discontinued operations in 2014.

(Signed) KPMG LLP
Jackson, Mississippi
February 17, 2016

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
56th Street Commerce Park	$—	843	3,567	4,324	843	7,891	8,734	5,568	1993	1981/86/97
Jetport Commerce Park	—	1,575	6,591	5,738	1,575	12,329	13,904	7,654	1993-99	1974-85
Westport Commerce Center	—	980	3,800	2,611	980	6,411	7,391	4,281	1994	1983/87
Benjamin Distribution Center I & II	—	843	3,963	1,490	883	5,413	6,296	3,481	1997	1996
Benjamin Distribution Center III	—	407	1,503	482	407	1,985	2,392	1,485	1999	1988
Palm River Center	—	1,190	4,625	2,493	1,190	7,118	8,308	4,330	1997/98	1990/97/98
Palm River North I & III	—	1,005	4,688	2,295	1,005	6,983	7,988	3,887	1998	2000
Palm River North II	—	634	4,418	381	634	4,799	5,433	3,254	1997/98	1999
Palm River South I	—	655	3,187	619	655	3,806	4,461	1,607	2000	2005
Palm River South II	—	655	—	4,360	655	4,360	5,015	1,951	2000	2006
Walden Distribution Center I	—	337	3,318	498	337	3,816	4,153	1,920	1997/98	2001
Walden Distribution Center II	—	465	3,738	981	465	4,719	5,184	2,517	1998	1998
Oak Creek Distribution Center I	—	1,109	6,126	1,364	1,109	7,490	8,599	3,504	1998	1998
Oak Creek Distribution Center II	—	647	3,603	1,104	647	4,707	5,354	2,193	2003	2001
Oak Creek Distribution Center III	—	439	—	3,178	556	3,061	3,617	1,020	2005	2007
Oak Creek Distribution Center IV	—	682	6,472	669	682	7,141	7,823	2,271	2005	2001
Oak Creek Distribution Center V	—	724	—	5,817	916	5,625	6,541	1,932	2005	2007
Oak Creek Distribution Center VI	—	642	—	5,039	812	4,869	5,681	1,318	2005	2008
Oak Creek Distribution Center VIII	—	843	—	6,188	1,051	5,980	7,031	15	2005	2015
Oak Creek Distribution Center IX	—	618	—	4,962	780	4,800	5,580	1,068	2005	2009
Oak Creek Distribution Center A	—	185	—	1,492	185	1,492	1,677	395	2005	2008
Oak Creek Distribution Center B	—	227	—	1,497	227	1,497	1,724	392	2005	2008
Airport Commerce Center	—	1,257	4,012	923	1,257	4,935	6,192	2,453	1998	1998
Westlake Distribution Center	—	1,333	6,998	2,150	1,333	9,148	10,481	4,851	1998	1998/99
Expressway Commerce Center I	—	915	5,346	1,044	915	6,390	7,305	2,997	2002	2004
Expressway Commerce Center II	—	1,013	3,247	385	1,013	3,632	4,645	1,743	2003	2001
Silo Bend Distribution Center	—	4,131	27,497	1,149	4,131	28,646	32,777	4,284	2011	1987/90

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Tampa East Distribution Center	—	791	4,758	458	791	5,216	6,007	906	2011	1984
Tampa West Distribution Center	—	2,139	8,502	1,052	2,140	9,553	11,693	1,626	2011	1975/93/94
Madison Distribution Center	—	495	2,779	381	495	3,160	3,655	521	2012	2007
Orlando
Chancellor Center	—	291	1,711	252	291	1,963	2,254	1,122	1996/97	1996/97
Exchange Distribution Center I	—	603	2,414	2,135	603	4,549	5,152	3,059	1994	1975
Exchange Distribution Center II	—	300	945	298	300	1,243	1,543	675	2002	1976
Exchange Distribution Center III	—	320	997	403	320	1,400	1,720	811	2002	1980
Sunbelt Distribution Center	—	1,474	5,745	5,757	1,474	11,502	12,976	7,803	1989/97/98	1974/87/97/98
John Young Commerce Center I	—	497	2,444	931	497	3,375	3,872	1,804	1997/98	1997/98
John Young Commerce Center II	—	512	3,613	489	512	4,102	4,614	2,415	1998	1999
Altamonte Commerce Center I	—	1,498	2,661	2,585	1,498	5,246	6,744	3,560	1999	1980/82
Altamonte Commerce Center II	—	745	2,618	1,196	745	3,814	4,559	1,948	2003	1975
Sunport Center I	—	555	1,977	708	555	2,685	3,240	1,364	1999	1999
Sunport Center II	—	597	3,271	1,501	597	4,772	5,369	3,165	1999	2001
Sunport Center III	—	642	3,121	1,029	642	4,150	4,792	1,940	1999	2002
Sunport Center IV	—	642	2,917	1,474	642	4,391	5,033	1,953	1999	2004
Sunport Center V	—	750	2,509	2,183	750	4,692	5,442	2,478	1999	2005
Sunport Center VI	—	672	—	3,472	672	3,472	4,144	1,186	1999	2006
Southridge Commerce Park I	—	373	—	4,822	373	4,822	5,195	2,555	2003	2006
Southridge Commerce Park II	—	342	—	4,421	342	4,421	4,763	2,001	2003	2007
Southridge Commerce Park III	—	547	—	5,538	547	5,538	6,085	1,809	2003	2007
Southridge Commerce Park IV (h)	3,102	506	—	4,584	506	4,584	5,090	1,588	2003	2006
Southridge Commerce Park V (h)	2,980	382	—	4,508	382	4,508	4,890	1,828	2003	2006
Southridge Commerce Park VI	—	571	—	5,182	571	5,182	5,753	1,527	2003	2007
Southridge Commerce Park VII	—	520	—	6,727	520	6,727	7,247	1,932	2003	2008
Southridge Commerce Park VIII	—	531	—	6,343	531	6,343	6,874	1,588	2003	2008
Southridge Commerce Park IX	—	468	—	6,413	468	6,413	6,881	867	2003	2012
Southridge Commerce Park X	—	414	—	4,826	414	4,826	5,240	415	2003	2012
Southridge Commerce Park XI	—	513	—	5,870	513	5,870	6,383	653	2003	2012
Southridge Commerce Park XII	—	2,025	—	16,930	2,025	16,930	18,955	3,763	2005	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Horizon Commerce Park I	—	991	—	6,464	991	6,464	7,455	300	2008	2014
Horizon Commerce Park II	—	1,111	—	7,114	1,111	7,114	8,225	249	2008	2014
Horizon Commerce Park IV	—	1,097	—	8,131	1,097	8,131	9,228	—	2008	2015
Jacksonville
Deerwood Distribution Center	—	1,147	1,799	2,929	1,147	4,728	5,875	2,572	1989	1978
Phillips Distribution Center	—	1,375	2,961	4,317	1,375	7,278	8,653	4,929	1994	1984/95
Lake Pointe Business Park	—	3,442	6,450	7,607	3,442	14,057	17,499	9,915	1993	1986/87
Ellis Distribution Center	—	540	7,513	1,149	540	8,662	9,202	4,266	1997	1977
Westside Distribution Center	—	2,011	15,374	7,139	2,011	22,513	24,524	10,675	1997/2008	1984/85
Beach Commerce Center	—	476	1,899	634	476	2,533	3,009	1,270	2000	2000
Interstate Distribution Center	—	1,879	5,700	1,682	1,879	7,382	9,261	3,436	2005	1990
Fort Lauderdale/Palm Beach area
Linpro Commerce Center	—	613	2,243	1,775	616	4,015	4,631	3,023	1996	1986
Cypress Creek Business Park	—	—	2,465	1,853	—	4,318	4,318	2,710	1997	1986
Lockhart Distribution Center	—	—	3,489	2,828	—	6,317	6,317	3,795	1997	1986
Interstate Commerce Center	—	485	2,652	786	485	3,438	3,923	2,137	1998	1988
Executive Airport Distribution Center (k)	7,990	1,991	4,857	5,108	1,991	9,965	11,956	4,361	2001	2004/06
Sample 95 Business Park	—	2,202	8,785	3,052	2,202	11,837	14,039	7,242	1996/98	1990/99
Blue Heron Distribution Center	—	975	3,626	1,850	975	5,476	6,451	3,245	1999	1986
Blue Heron Distribution Center II	735	1,385	4,222	809	1,385	5,031	6,416	2,242	2004	1988
Blue Heron Distribution Center III	—	450	—	2,664	450	2,664	3,114	772	2004	2009
Fort Myers
SunCoast Commerce Center I	—	911	—	4,768	928	4,751	5,679	1,471	2005	2008
SunCoast Commerce Center II	—	911	—	4,952	928	4,935	5,863	1,705	2005	2007
SunCoast Commerce Center III	—	1,720	—	6,556	1,763	6,513	8,276	1,746	2006	2008
CALIFORNIA
San Francisco area
Wiegman Distribution Center I (i)	9,409	2,197	8,788	1,948	2,308	10,625	12,933	5,548	1996	1986/87
Wiegman Distribution Center II	—	2,579	4,316	110	2,579	4,426	7,005	434	2012	1998
Huntwood Distribution Center (i)	16,158	3,842	15,368	2,987	3,842	18,355	22,197	9,591	1996	1988

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
San Clemente Distribution Center	—	893	2,004	852	893	2,856	3,749	1,622	1997	1978
Yosemite Distribution Center	—	259	7,058	1,329	259	8,387	8,646	4,213	1999	1974/87
Los Angeles area
Kingsview Industrial Center (e)	2,605	643	2,573	615	643	3,188	3,831	1,748	1996	1980
Dominguez Distribution Center (e)	7,615	2,006	8,025	1,170	2,006	9,195	11,201	5,128	1996	1977
Main Street Distribution Center	—	1,606	4,103	787	1,606	4,890	6,496	2,519	1999	1999
Walnut Business Center (e)	6,604	2,885	5,274	1,555	2,885	6,829	9,714	3,512	1996	1966/90
Washington Distribution Center (e)	4,891	1,636	4,900	658	1,636	5,558	7,194	2,838	1997	1996/97
Chino Distribution Center (f)	8,774	2,544	10,175	1,623	2,544	11,798	14,342	6,987	1998	1980
Ramona Distribution Center	2,757	3,761	5,751	3	3,761	5,754	9,515	171	2014	1984
Industry Distribution Center I (e)	18,306	10,230	12,373	4,323	10,230	16,696	26,926	7,547	1998	1959
Industry Distribution Center III (e)	1,941	—	3,012	(157)	—	2,855	2,855	2,855	2007	1992
Chestnut Business Center	—	1,674	3,465	220	1,674	3,685	5,359	1,723	1998	1999
Los Angeles Corporate Center	—	1,363	5,453	3,056	1,363	8,509	9,872	5,176	1996	1986
Santa Barbara
University Business Center	—	5,517	22,067	5,766	5,519	27,831	33,350	15,216	1996	1987/88
Castilian Research Center	—	2,719	1,410	4,846	2,719	6,256	8,975	1,418	2005	2007
Fresno
Shaw Commerce Center (e)	12,727	2,465	11,627	4,627	2,465	16,254	18,719	9,689	1998	1978/81/87
San Diego
Eastlake Distribution Center	—	3,046	6,888	1,751	3,046	8,639	11,685	4,854	1997	1989
Ocean View Corporate Center (k)	9,603	6,577	7,105	686	6,577	7,791	14,368	2,143	2010	2005
TEXAS
Dallas
Interstate Distribution Center I & II (g)	6,114	1,746	4,941	3,189	1,746	8,130	9,876	5,562	1988	1978
Interstate Distribution Center III (g)	2,488	519	2,008	1,491	519	3,499	4,018	1,650	2000	1979
Interstate Distribution Center IV	—	416	2,481	456	416	2,937	3,353	1,337	2004	2002
Interstate Distribution Center V, VI & VII (h)	4,646	1,824	4,106	1,694	1,824	5,800	7,624	2,225	2009	1979/80/81
Venture Warehouses (g)	4,785	1,452	3,762	2,515	1,452	6,277	7,729	4,628	1988	1979
Stemmons Circle (g)	1,899	363	2,014	690	363	2,704	3,067	1,699	1998	1977

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
North Stemmons II	—	150	583	506	150	1,089	1,239	528	2002	1971
North Stemmons III	—	380	2,066	48	380	2,114	2,494	571	2007	1974
Shady Trail Distribution Center	—	635	3,621	1,094	635	4,715	5,350	2,032	2003	1998
Valwood Distribution Center	—	4,361	34,405	1,788	4,361	36,193	40,554	4,819	2012	1986/87/97/98
Northfield Distribution Center	—	12,471	50,713	1,357	12,470	52,071	64,541	6,834	2013	1999-2001/03/04/08
Houston
Northwest Point Business Park	—	1,243	5,640	4,703	1,243	10,343	11,586	6,916	1994	1984/85
Lockwood Distribution Center	—	749	5,444	1,985	749	7,429	8,178	4,209	1997	1968/69
West Loop Distribution Center (g)	4,739	905	4,383	2,366	905	6,749	7,654	4,149	1997/2000	1980
World Houston Int'l Business Ctr 1 & 2 (f)	5,143	660	5,893	1,854	660	7,747	8,407	4,212	1998	1996
World Houston Int'l Business Ctr 3, 4 & 5 (g)	5,343	1,025	6,413	1,193	1,025	7,606	8,631	4,127	1998	1998
World Houston Int'l Business Ctr 6 (g)	2,079	425	2,423	510	425	2,933	3,358	1,663	1998	1998
World Houston Int'l Business Ctr 7 & 8 (g)	5,840	680	4,584	4,170	680	8,754	9,434	4,940	1998	1998
World Houston Int'l Business Ctr 9 (g)	4,265	800	4,355	1,734	800	6,089	6,889	2,544	1998	1998
World Houston Int'l Business Ctr 10	—	933	4,779	349	933	5,128	6,061	2,209	2001	1999
World Houston Int'l Business Ctr 11	—	638	3,764	1,195	638	4,959	5,597	2,515	1999	1999
World Houston Int'l Business Ctr 12	—	340	2,419	383	340	2,802	3,142	1,477	2000	2002
World Houston Int'l Business Ctr 13	—	282	2,569	374	282	2,943	3,225	1,784	2000	2002
World Houston Int'l Business Ctr 14	—	722	2,629	535	722	3,164	3,886	1,600	2000	2003
World Houston Int'l Business Ctr 15	—	731	—	6,124	731	6,124	6,855	2,904	2000	2007
World Houston Int'l Business Ctr 16 (j)	3,373	519	4,248	1,144	519	5,392	5,911	2,791	2000	2005
World Houston Int'l Business Ctr 17	—	373	1,945	799	373	2,744	3,117	1,177	2000	2004
World Houston Int'l Business Ctr 18	—	323	1,512	251	323	1,763	2,086	764	2005	1995
World Houston Int'l Business Ctr 19	—	373	2,256	1,126	373	3,382	3,755	1,785	2000	2004
World Houston Int'l Business Ctr 20	—	1,008	1,948	1,307	1,008	3,255	4,263	1,758	2000	2004
World Houston Int'l Business Ctr 21 (f)	2,410	436	—	3,504	436	3,504	3,940	1,233	2000/03	2006
World Houston Int'l Business Ctr 22	—	436	—	4,537	436	4,537	4,973	1,748	2000	2007
World Houston Int'l Business Ctr 23 (f)	4,927	910	—	7,145	910	7,145	8,055	2,479	2000	2007
World Houston Int'l Business Ctr 24	—	837	—	5,516	837	5,516	6,353	2,066	2005	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
World Houston Int'l Business Ctr 25	—	508	—	3,762	508	3,762	4,270	1,203	2005	2008
World Houston Int'l Business Ctr 26 (k)	2,432	445	—	3,194	445	3,194	3,639	978	2005	2008
World Houston Int'l Business Ctr 27	—	837	—	5,004	837	5,004	5,841	1,378	2005	2008
World Houston Int'l Business Ctr 28 (k)	3,176	550	—	4,202	550	4,202	4,752	1,134	2005	2009
World Houston Int'l Business Ctr 29 (k)	3,288	782	—	4,138	974	3,946	4,920	1,042	2007	2009
World Houston Int'l Business Ctr 30 (k)	4,512	981	—	5,771	1,222	5,530	6,752	1,754	2007	2009
World Houston Int'l Business Ctr 31A	—	684	—	3,912	684	3,912	4,596	1,078	2008	2011
World Houston Int'l Business Ctr 31B	—	546	—	3,537	546	3,537	4,083	560	2008	2012
World Houston Int'l Business Ctr 32 (h)	4,195	1,225	—	5,660	1,526	5,359	6,885	847	2007	2012
World Houston Int'l Business Ctr 33	—	1,166	—	7,859	1,166	7,859	9,025	829	2011	2013
World Houston Int'l Business Ctr 34	—	439	—	3,373	439	3,373	3,812	370	2005	2012
World Houston Int'l Business Ctr 35	—	340	—	2,475	340	2,475	2,815	227	2005	2012
World Houston Int'l Business Ctr 36	—	685	—	4,878	685	4,878	5,563	486	2011	2013
World Houston Int'l Business Ctr 37	—	759	—	6,370	759	6,370	7,129	497	2011	2013
World Houston Int'l Business Ctr 38	—	1,053	—	7,312	1,053	7,312	8,365	703	2011	2013
World Houston Int'l Business Ctr 39	—	620	—	5,199	620	5,199	5,819	154	2011	2014
World Houston Int'l Business Ctr 40	—	1,072	—	9,340	1,072	9,340	10,412	396	2011	2014
World Houston Int'l Business Ctr 41	—	649	—	5,954	649	5,954	6,603	105	2011	2014
World Houston Int'l Business Ctr 42	—	571	—	4,812	571	4,812	5,383	77	2011	2015
America Plaza (g)	3,910	662	4,660	993	662	5,653	6,315	3,129	1998	1996
Central Green Distribution Center (g)	2,930	566	4,031	135	566	4,166	4,732	2,179	1999	1998
Glenmont Business Park (g)	6,141	936	6,161	2,823	936	8,984	9,920	4,852	1998	1999/2000
Techway Southwest I	—	729	3,765	2,281	729	6,046	6,775	3,257	2000	2001
Techway Southwest II	—	550	3,689	1,283	550	4,972	5,522	2,332	2000	2004
Techway Southwest III	—	597	—	5,578	751	5,424	6,175	2,426	1999	2006
Techway Southwest IV (k)	4,187	535	—	5,730	674	5,591	6,265	1,765	1999	2008
Beltway Crossing Business Park I	—	458	5,712	2,450	458	8,162	8,620	3,678	2002	2001
Beltway Crossing Business Park II	—	415	—	2,892	415	2,892	3,307	1,092	2005	2007
Beltway Crossing Business Park III	—	460	—	3,094	460	3,094	3,554	1,216	2005	2008
Beltway Crossing Business Park IV	—	460	—	3,035	460	3,035	3,495	1,194	2005	2008
Beltway Crossing Business Park V (k)	3,711	701	—	4,852	701	4,852	5,553	1,707	2005	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Beltway Crossing Business Park VI (h)	4,043	618	—	6,017	618	6,017	6,635	1,522	2005	2008
Beltway Crossing Business Park VII (h)	4,052	765	—	5,884	765	5,884	6,649	1,958	2005	2009
Beltway Crossing Business Park VIII	—	721	—	4,576	721	4,576	5,297	939	2005	2011
Beltway Crossing Business Park IX	—	418	—	2,113	418	2,113	2,531	282	2007	2012
Beltway Crossing Business Park X	—	733	—	3,871	733	3,871	4,604	477	2007	2012
Beltway Crossing Business Park XI	—	690	—	4,101	690	4,101	4,791	366	2007	2013
West Road Business Park I	—	621	—	4,324	621	4,324	4,945	159	2012	2014
West Road Business Park II	—	981	—	5,285	981	5,285	6,266	235	2012	2014
Ten West Crossing 1	—	566	—	2,997	566	2,997	3,563	314	2012	2013
Ten West Crossing 2	—	829	—	4,385	833	4,381	5,214	453	2012	2013
Ten West Crossing 3	—	609	—	4,357	613	4,353	4,966	446	2012	2013
Ten West Crossing 4	—	694	—	4,506	699	4,501	5,200	365	2012	2014
Ten West Crossing 5	—	933	—	5,866	940	5,859	6,799	322	2012	2014
Ten West Crossing 6	—	640	—	4,113	644	4,109	4,753	96	2012	2014
El Paso
Butterfield Trail	—	—	20,725	8,420	—	29,145	29,145	16,841	1997/2000	1987/95
Rojas Commerce Park (g)	4,690	900	3,659	3,016	900	6,675	7,575	4,707	1999	1986
Americas Ten Business Center I	—	526	2,778	1,181	526	3,959	4,485	2,125	2001	2003
San Antonio
Alamo Downs Distribution Center (j)	5,077	1,342	6,338	1,216	1,342	7,554	8,896	3,948	2004	1986/2002
Arion Business Park 1-13, 15 (j)	23,508	4,143	31,432	5,616	4,143	37,048	41,191	15,762	2005	1988-2000/06
Arion Business Park 14 (j)	2,180	423	—	3,397	423	3,397	3,820	1,218	2005	2006
Arion Business Park 16 (f)	2,424	427	—	3,535	427	3,535	3,962	1,073	2005	2007
Arion Business Park 17 (j)	2,622	616	—	3,978	616	3,978	4,594	1,939	2005	2007
Arion Business Park 18 (h)	1,689	418	—	2,354	418	2,354	2,772	947	2005	2008
Wetmore Business Center 1-4	—	1,494	10,804	3,097	1,494	13,901	15,395	6,337	2005	1998/99
Wetmore Business Center 5 (k)	2,573	412	—	3,438	412	3,438	3,850	1,407	2006	2008
Wetmore Business Center 6 (k)	2,726	505	—	3,574	505	3,574	4,079	1,243	2006	2008
Wetmore Business Center 7 (k)	2,930	546	—	3,838	546	3,838	4,384	818	2006	2008
Wetmore Business Center 8 (k)	5,812	1,056	—	7,640	1,056	7,640	8,696	2,049	2006	2008
Fairgrounds Business Park	—	1,644	8,209	2,102	1,644	10,311	11,955	4,420	2007	1985/86

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Rittiman Distribution Center	—	1,083	6,649	289	1,083	6,938	8,021	957	2011	2000
Thousand Oaks Distribution Center 1	—	607	—	4,286	607	4,286	4,893	674	2008	2012
Thousand Oaks Distribution Center 2	—	794	—	4,719	794	4,719	5,513	646	2008	2012
Thousand Oaks Distribution Center 3	—	772	—	4,457	772	4,457	5,229	414	2008	2013
Thousand Oaks Distribution Center 4	—	753	—	3,953	753	3,953	4,706	24	2013	2015
Austin
Colorado Crossing Distribution Center	—	4,602	19,757	61	4,602	19,818	24,420	1,698	2014	2009
Southpark Corporate Center	—	2,670	14,756	—	2,670	14,756	17,426	268	2015	1995
Springdale Business Center	—	2,824	8,398	—	2,824	8,398	11,222	111	2015	2000
ARIZONA
Phoenix area
Broadway Industrial Park I	—	837	3,349	932	837	4,281	5,118	2,523	1996	1971
Broadway Industrial Park II	—	455	482	180	455	662	1,117	408	1999	1971
Broadway Industrial Park III	—	775	1,742	531	775	2,273	3,048	1,268	2000	1983
Broadway Industrial Park IV	—	380	1,652	783	380	2,435	2,815	1,406	2000	1986
Broadway Industrial Park V	—	353	1,090	120	353	1,210	1,563	638	2002	1980
Broadway Industrial Park VI (f)	1,904	599	1,855	658	599	2,513	3,112	1,387	2002	1979
Broadway Industrial Park VII	—	450	650	232	450	882	1,332	136	2011	1999
Kyrene Distribution Center	—	1,490	4,453	1,514	1,490	5,967	7,457	3,490	1999	1981/2001
Southpark Distribution Center	—	918	2,738	644	918	3,382	4,300	1,472	2001	2000
Santan 10 Distribution Center I (j)	2,176	846	2,647	319	846	2,966	3,812	1,306	2001	2005
Santan 10 Distribution Center II (f)	3,797	1,088	—	5,119	1,088	5,119	6,207	1,976	2004	2007
Chandler Freeways	—	1,525	—	7,381	1,525	7,381	8,906	516	2012	2013
Kyrene 202 Business Park I	—	653	—	5,777	653	5,777	6,430	145	2011	2014
Kyrene 202 Business Park II	—	387	—	3,414	387	3,414	3,801	110	2011	2014
Metro Business Park	—	1,927	7,708	6,747	1,927	14,455	16,382	9,101	1996	1977/79
35th Avenue Distribution Center (original building currently undergoing redevelopment)	—	418	2,381	206	418	2,587	3,005	1,226	1997	1967
51st Avenue Distribution Center	—	300	2,029	977	300	3,006	3,306	1,765	1998	1987
East University Distribution Center I & II (f)	4,365	1,120	4,482	1,533	1,120	6,015	7,135	3,525	1998	1987/89

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
East University Distribution Center III	—	444	698	208	444	906	1,350	184	2010	1981
55th Avenue Distribution Center (f)	3,394	912	3,717	919	917	4,631	5,548	2,848	1998	1987
Interstate Commons Distribution Center I	—	798	3,632	1,708	798	5,340	6,138	2,914	1999	1988
Interstate Commons Distribution Center II	—	320	2,448	429	320	2,877	3,197	1,372	1999	2000
Interstate Commons Distribution Center III	—	242	—	2,996	242	2,996	3,238	861	2000	2008
Airport Commons Distribution Center	—	1,000	1,510	1,336	1,000	2,846	3,846	1,479	2003	1971
40th Avenue Distribution Center (k)	4,519	703	—	6,059	703	6,059	6,762	1,670	2004	2008
Sky Harbor Business Park	—	5,839	—	21,324	5,839	21,324	27,163	5,785	2006	2008
Sky Harbor Business Park 6	—	807	—	2,177	807	2,177	2,984	20	2014	2015
Tucson
Country Club Commerce Center I	—	506	3,564	2,173	693	5,550	6,243	2,338	1997/2003	1994/2003
Country Club Commerce Center II	—	442	3,381	37	442	3,418	3,860	1,056	2007	2000
Country Club Commerce Center III & IV	—	1,407	—	11,794	1,575	11,626	13,201	3,432	2007	2009
Airport Distribution Center	—	1,103	4,672	1,549	1,103	6,221	7,324	3,576	1998	1995
Southpointe Distribution Center	—	—	3,982	2,950	—	6,932	6,932	3,997	1999	1989
Benan Distribution Center	—	707	1,842	635	707	2,477	3,184	1,287	2005	2001
NORTH CAROLINA
Charlotte area
NorthPark Business Park (f)	13,833	2,758	15,932	3,924	2,758	19,856	22,614	7,910	2006	1987-89
Lindbergh Business Park	—	470	3,401	444	470	3,845	4,315	1,371	2007	2001/03
Commerce Park Center I	—	765	4,303	791	765	5,094	5,859	1,687	2007	1983
Commerce Park Center II (h)	1,362	335	1,603	297	335	1,900	2,235	475	2010	1987
Commerce Park Center III (h)	2,225	558	2,225	868	558	3,093	3,651	726	2010	1981
Nations Ford Business Park	—	3,924	16,171	3,128	3,924	19,299	23,223	7,679	2007	1989/94
Airport Commerce Center	—	1,454	10,136	1,620	1,454	11,756	13,210	3,374	2008	2001/02
Interchange Park I	—	986	7,949	476	986	8,425	9,411	2,240	2008	1989
Interchange Park II	—	746	1,456	55	746	1,511	2,257	121	2013	2000
Ridge Creek Distribution Center I	—	1,284	13,163	780	1,284	13,943	15,227	3,341	2008	2006
Ridge Creek Distribution Center II (h)	10,142	3,033	11,497	2,116	3,033	13,613	16,646	1,688	2011	2003
Ridge Creek Distribution Center III	—	2,459	11,147	381	2,459	11,528	13,987	702	2014	2013

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Lakeview Business Center (h)	4,332	1,392	5,068	650	1,392	5,718	7,110	978	2011	1996
Steele Creek Commerce Park I	—	993	—	4,314	1,010	4,297	5,307	372	2013	2014
Steele Creek Commerce Park II	—	941	—	4,457	957	4,441	5,398	246	2013	2014
Steele Creek Commerce Park III	—	1,464	—	6,396	1,469	6,391	7,860	295	2013	2014
Steele Creek Commerce Park IV	—	684	—	3,925	687	3,922	4,609	32	2013	2015
Waterford Distribution Center	—	654	3,392	501	654	3,893	4,547	928	2008	2000
LOUISIANA
New Orleans
Elmwood Business Park	—	2,861	6,337	4,264	2,861	10,601	13,462	7,125	1997	1979
Riverbend Business Park	—	2,557	17,623	6,210	2,557	23,833	26,390	12,750	1997	1984
COLORADO
Denver
Rampart Distribution Center I (j)	3,618	1,023	3,861	1,455	1,023	5,316	6,339	3,872	1988	1987
Rampart Distribution Center II (j)	2,494	230	2,977	1,164	230	4,141	4,371	2,610	1996/97	1996/97
Rampart Distribution Center III (j)	3,660	1,098	3,884	1,431	1,098	5,315	6,413	2,703	1997/98	1999
Rampart Distribution Center IV (j)	4,855	590	—	7,918	590	7,918	8,508	52	2012	2014
Concord Distribution Center (h)	3,816	1,051	4,773	439	1,051	5,212	6,263	1,760	2007	2000
Centennial Park (k)	3,853	750	3,319	1,697	750	5,016	5,766	1,579	2007	1990
NEVADA
Las Vegas
Arville Distribution Center	—	4,933	5,094	330	4,933	5,424	10,357	1,527	2009	1997
MISSISSIPPI
Jackson area
Interchange Business Park	—	343	5,007	3,080	343	8,087	8,430	4,926	1997	1981
Tower Automotive	—	—	9,958	1,228	17	11,169	11,186	4,333	2001	2002
Metro Airport Commerce Center I	—	303	1,479	1,029	303	2,508	2,811	1,439	2001	2003
TENNESSEE
Memphis
Memphis I	—	250	1,916	1,426	250	3,342	3,592	1,868	1998	1975
	351,401	298,884	965,253	784,870	301,435	1,747,572	2,049,007	657,292

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Industrial Development (d):
FLORIDA
Oak Creek Distribution Center land	—	1,226	—	2,345	1,447	2,124	3,571	—	2005	n/a
Madison Distribution Center II & III	—	624	—	6,793	624	6,793	7,417	61	2012	2015
Madison Distribution Center land	—	565	—	503	565	503	1,068	—	2012	n/a
Horizon Commerce Park III	—	991	—	5,124	991	5,124	6,115	—	2008/09	n/a
Horizon Commerce Park land	—	9,160	—	11,211	9,160	11,211	20,371	—	2008/09	n/a
SunCoast Commerce Center land	—	10,892	—	6,966	11,104	6,754	17,858	—	2006	n/a
TEXAS
North Stemmons land	—	537	—	276	537	276	813	—	2001	n/a
ParkView Commerce Center 1-3	—	2,663	—	14,593	2,663	14,593	17,256	—	2014	2015
ParkView Commerce Center land	—	400	—	104	405	99	504	—	2014	n/a
CreekView 121 land	—	5,874	—	499	5,874	499	6,373	—	2015	n/a
Valwood Distribution Center land	—	416	—	20	416	20	436	—	2012	n/a
World Houston Int'l Business Ctr land	—	4,617	—	3,200	5,351	2,466	7,817	—	2000	n/a
World Houston Int'l Business Ctr land - 2011 expansion	—	3,498	—	3,861	4,783	2,576	7,359	—	2011	n/a
World Houston Int'l Business Ctr land - 2015 expansion	—	6,040	—	246	6,040	246	6,286	—	2015	n/a
Ten West Crossing 7	—	584	—	3,488	588	3,484	4,072	—	2012	2015
Ten West Crossing land	—	1,127	—	797	1,135	789	1,924	—	2012	n/a
West Road Business Park III	—	597	—	4,185	597	4,185	4,782	—	2012	2015
West Road Business Park IV	—	621	—	4,064	621	4,064	4,685	5	2012	2015
West Road Business Park land	—	483	—	718	484	717	1,201	—	2012	n/a
Americas Ten Business Center II & III land	—	1,365	—	1,079	1,365	1,079	2,444	—	2001	n/a
Alamo Ridge Business Park I	—	623	—	6,729	623	6,729	7,352	96	2007	2015
Alamo Ridge Business Park II	—	402	—	3,737	402	3,737	4,139	—	2007	2015
Alamo Ridge Business Park III	—	907	—	1,473	907	1,473	2,380	—	2007	n/a
Alamo Ridge Business Park land	—	356	—	487	355	488	843	—	2007	n/a
Eisenhauer Point Business Park 1 & 2	—	1,881	—	4,879	1,881	4,879	6,760	—	2015	n/a
Eisenhauer Point Business Park land	—	2,513	—	324	2,519	318	2,837	—	2015	n/a
ARIZONA
Kyrene 202 Business Park VI	—	936	—	6,084	936	6,084	7,020	—	2011	2015

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
				Land	Buildings and Improvements		Land				Buildings and Improvements	Total
Kyrene 202 Business Park land	—	1,244	—	878	1,244	878	2,122	—	2011	n/a
35th Avenue Distribution Center - redevelopment	—	—	—	1,171	—	1,171	1,171	—	1997	n/a
Ten Sky Harbor Business Center	—	1,568	—	2,084	1,569	2,083	3,652	—	2015	n/a
Falcon Field Business Center land	—	1,315	—	50	1,315	50	1,365	—	2015	n/a
Airport Distribution Center II land	—	300	—	117	300	117	417	—	2000	n/a
NORTH CAROLINA
Steele Creek Commerce Center VI	—	867	—	2,037	869	2,035	2,904	—	2013/14	n/a
Steele Creek Commerce Center land	—	1,804	—	999	1,821	982	2,803	—	2013/14/15	n/a
Airport Commerce Center III land	—	855	—	763	855	763	1,618	—	2008	n/a
MISSISSIPPI
Metro Airport Commerce Center II land	—	307	—	399	307	399	706	—	2001	n/a
	—	68,158	—	102,283	70,653	99,788	170,441	162
Total real estate owned (a)(b)	$351,401	367,042	965,253	887,153	372,088	1,847,360	2,219,448	657,454
See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

(a)  Changes in Real Estate Properties follow:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$2,074,946	1,927,326	1,768,032
Purchases of real estate properties	28,648	47,477	65,387
Development of real estate properties	95,032	97,696	76,240
Improvements to real estate properties	25,778	19,862	21,438
Carrying amount of investments sold	(4,750)	(17,049)	(3,475)
Write-off of improvements	(206)	(366)	(296)
Balance at end of year (1)	$2,219,448	2,074,946	1,927,326

(1)
Includes 20% noncontrolling interests in Castilian Research Center of $1,795,000 at December 31, 2015 and $1,794,000 at December 31, 2014 and in University Business Center of $6,670,000 and $6,536,000, respectively.

Changes in the accumulated depreciation on real estate properties follow:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$600,526	550,113	496,247
Depreciation expense	59,882	57,303	54,284
Accumulated depreciation on assets sold	(2,748)	(6,525)	(126)
Other	(206)	(365)	(292)
Balance at end of year	$657,454	600,526	550,113

(b)
The estimated aggregate cost of real estate properties at December 31, 2015 for federal income tax purposes was approximately $2,188,766,000 before estimated accumulated tax depreciation of $425,700,000.  The federal income tax return for the year ended December 31, 2015, has not been filed and accordingly, this estimate is based on preliminary data.

(c)	The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d)	The Company transfers development properties to real estate properties the earlier of 80% occupancy or one year after completion of the shell construction.

(e)
EastGroup has a $54,689,000 limited recourse first mortgage loan with an insurance company secured by Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington.  The loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.

(f)
EastGroup has a $50,971,000 non-recourse first mortgage loan with an insurance company secured by Arion 16, Broadway VI, Chino, East University I & II, Northpark, Santan 10 II, 55th Avenue and World Houston 1 & 2 and 21 & 23.

(g)
EastGroup has a $55,223,000 non-recourse first mortgage loan with an insurance company secured by America Plaza, Central Green, Glenmont, Interstate I-III, Rojas, Stemmons Circle, Venture, West Loop and World Houston 3-9.

(h)
EastGroup has a $46,584,000 non-recourse first mortgage loan with an insurance company secured by Arion 18, Beltway Crossing VI & VII, Commerce Park II & III, Concord, Interstate V-VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32.

(i)	EastGroup has a $25,567,000 non-recourse first mortgage loan with an insurance company secured by Huntwood and Wiegman I.

(j)	EastGroup has a $53,563,000 non-recourse first mortgage loan with an insurance company secured by Alamo Downs, Arion 1-15 & 17, Rampart I-IV, Santan 10 I and World Houston 16.

(k)
EastGroup has a $61,312,000 non-recourse first mortgage loan with an insurance company secured by 40th Avenue, Beltway Crossing V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore 5-8 and World Houston 26, 28, 29 & 30.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2015

	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms
First mortgage loans:
JCB Limited - California	1	5.25%	October 2017	Principal and interest due monthly
JCB Limited - California	1	5.25%	October 2017	Principal and interest due monthly
Total mortgage loans (a)	2

	Face Amount of Mortgages Dec. 31, 2015	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest (b)
	(In thousands)
First mortgage loans:
JCB Limited - California	$1,977	1,977		—
JCB Limited - California	2,898	2,898		—
Total mortgage loans	$4,875	4,875	(c)(d)	—

(a)	Reference is made to allowance for possible losses on mortgage loans receivable in the Notes to Consolidated Financial Statements.

(b)	Interest in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent interest.

(c)	Changes in mortgage loans follow:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$4,991	8,870	9,323
Advances on mortgage loans receivable	—	—	—
Payments on mortgage loans receivable	(116)	(3,902)	(463)
Amortization of discount on mortgage loan receivable	—	23	10
Balance at end of year	$4,875	4,991	8,870

(d)  The aggregate cost for federal income tax purposes is approximately $4.88 million.  The federal income tax return for the year ended December 31, 2015, has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 2015, is based on preliminary data.

See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTGROUP PROPERTIES, INC.

By: /s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer, President & Director
February 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*	*
D. Pike Aloian, Director	H. C. Bailey, Jr., Director
February 17, 2016	February 17, 2016

*	*
H. Eric Bolton, Jr., Director	Hayden C. Eaves III, Director
February 17, 2016	February 17, 2016

*	*
Fredric H. Gould, Director	Mary Elizabeth McCormick, Director
February 17, 2016	February 17, 2016

*	*
David M. Osnos, Director	Leland R. Speed, Chairman Emeritus of the Board
February 17, 2016	February 17, 2016

*	/s/ N. KEITH MCKEY
David H. Hoster II, Chairman of the Board	* By N. Keith McKey, Attorney-in-fact
February 17, 2016	February 17, 2016

/s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer,
President & Director
(Principal Executive Officer)
February 17, 2016

/s/ BRUCE CORKERN
Bruce Corkern, Sr. Vice-President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)
February 17, 2016

/s/ N. KEITH MCKEY
N. Keith McKey, Executive Vice-President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
February 17, 2016

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
(a)
Form of Severance and Change in Control Agreement that the Company has entered into with Leland R. Speed, David H. Hoster II, Marshall A. Loeb and N. Keith McKey (incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed January 7, 2009).*

(b)
Form of Severance and Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, Brent W. Wood and C. Bruce Corkern (incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed January 7, 2009).*

(c)
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

(f)	EastGroup Properties, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy material for the 2013 Annual Meeting of Stockholders).*
(g)	EastGroup Properties, Inc. Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 2, 2015).*
(h)
Note Purchase Agreement, dated as of August 28, 2013, among EastGroup Properties, L.P., EastGroup Properties, Inc. and the purchasers of the notes party thereto (including the form of the 3.80% Senior Notes due August 28, 2025) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 30, 2013).

(i)
Sales Agency Financing Agreement dated February 19, 2014 between EastGroup Properties, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed February 25, 2014).

(j)
Sales Agency Financing Agreement dated February 19, 2014 between EastGroup Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.2 to the Company's Form 8-K filed February 25, 2014).

(k)
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
(a)	Marshall A. Loeb, Chief Executive Officer
(b)	N. Keith McKey, Chief Financial Officer

(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a)	Marshall A. Loeb, Chief Executive Officer
(b)	N. Keith McKey, Chief Financial Officer

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.