Form 10-Q
period 2016-03-31
EASTGROUP PROPERTIES INC
filed 2016-04-22
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2016                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of April 21, 2016 was 32,429,497.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2016

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate properties	$2,064,323	2,049,007
Development	161,659	170,441
	2,225,982	2,219,448
Less accumulated depreciation	(665,010)	(657,454)
	1,560,972	1,561,994
Real estate assets held for sale	721	—
Unconsolidated investment	8,023	8,004
Cash	12	48
Other assets	89,554	91,858
TOTAL ASSETS	$1,659,282	1,661,904

LIABILITIES AND EQUITY

LIABILITIES
Secured debt	$345,444	350,285
Unsecured debt	528,312	528,210
Unsecured bank credit facilities	165,849	149,414
Accounts payable and accrued expenses	26,653	44,181
Other liabilities	36,741	30,613
Total Liabilities	1,102,999	1,102,703

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 32,439,272 shares issued and outstanding at March 31, 2016 and 32,421,460 at December 31, 2015	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	887,635	887,207
Distributions in excess of earnings	(326,790)	(328,892)
Accumulated other comprehensive loss	(8,853)	(3,456)
Total Stockholders’ Equity	551,995	554,862
Noncontrolling interest in joint ventures	4,288	4,339
Total Equity	556,283	559,201
TOTAL LIABILITIES AND EQUITY	$1,659,282	1,661,904

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
REVENUES
Income from real estate operations	$61,568	57,575
Other income	21	17
	61,589	57,592
EXPENSES
Expenses from real estate operations	17,820	16,413
Depreciation and amortization	19,162	18,142
General and administrative	5,312	4,538
	42,294	39,093
OPERATING INCOME	19,295	18,499
OTHER INCOME (EXPENSE)
Interest expense	(9,065)	(8,805)
Gain on sales of real estate investments	11,332	—
Other	268	367
NET INCOME	21,830	10,061
Net income attributable to noncontrolling interest in joint ventures	(119)	(131)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	21,711	9,930
Other comprehensive loss - cash flow hedges	(5,397)	(2,535)
TOTAL COMPREHENSIVE INCOME	$16,314	7,395
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.67	0.31
Weighted average shares outstanding	32,254	32,032
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.67	0.31
Weighted average shares outstanding	32,307	32,109
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2015	$3	887,207	(328,892)	(3,456)	4,339	559,201
Net income	—	—	21,711	—	119	21,830
Net unrealized change in fair value of interest rate swaps	—	—	—	(5,397)	—	(5,397)
Common dividends declared – $.60 per share	—	—	(19,609)	—	—	(19,609)
Stock-based compensation, net of forfeitures	—	3,015	—	—	—	3,015
Issuance of 984 shares of common stock, dividend reinvestment plan	—	59	—	—	—	59
Withheld 47,541 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,646)	—	—	—	(2,646)
Distributions to noncontrolling interest	—	—	—	—	(170)	(170)
BALANCE, MARCH 31,2016	$3	887,635	(326,790)	(8,853)	4,288	556,283

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$21,830	10,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,162	18,142
Stock-based compensation expense	2,790	2,043
Gain on sales of real estate investments and non-operating real estate	(11,342)	(123)
Changes in operating assets and liabilities:
Accrued income and other assets	1,504	1,362
Accounts payable, accrued expenses and prepaid rent	(15,267)	(10,349)
Other	(24)	(40)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,653	21,096
INVESTING ACTIVITIES
Real estate development	(16,598)	(18,036)
Real estate improvements	(5,804)	(2,790)
Proceeds from sales of real estate investments and non-operating real estate	18,974	158
Repayments on mortgage loans receivable	30	29
Changes in accrued development costs	(724)	(2,257)
Changes in other assets and other liabilities	(2,642)	(3,550)
NET CASH USED IN INVESTING ACTIVITIES	(6,764)	(26,446)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	76,646	139,931
Repayments on unsecured bank credit facilities	(60,309)	(124,972)
Repayments on secured debt	(4,656)	(63,119)
Proceeds from unsecured debt	—	75,000
Debt issuance costs	(289)	(562)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(20,413)	(18,984)
Proceeds from common stock offerings	—	52
Proceeds from dividend reinvestment plan	64	63
Other	(2,968)	(1,897)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,925)	5,512
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36)	162
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48	11
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12	173
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $1,162 and $1,179 for 2016 and 2015, respectively	$8,835	9,700

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the 2015 annual report on Form 10-K and the notes thereto. Certain reclassifications have been made in the 2015 consolidated financial statements to conform to the 2016 presentation.

(2)	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.  At March 31, 2016 and December 31, 2015, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of March 31, 2016 and December 31, 2015, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $15,666,000 and $14,838,000 for the three months ended March 31, 2016 and 2015, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s Real estate properties and Development at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Real estate properties:
Land	$301,909	301,435
Buildings and building improvements	1,406,871	1,393,688
Tenant and other improvements	355,543	353,884
Development	161,659	170,441
	2,225,982	2,219,448
Less accumulated depreciation	(665,010)	(657,454)
	$1,560,972	1,561,994

(5)	DEVELOPMENT

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

Amortization expense for in-place lease intangibles was $1,111,000 and $1,144,000 for the three months ended March 31, 2016 and 2015, respectively. Amortization of above and below market leases increased rental income by $125,000 and $122,000 for the three months ended March 31, 2016 and 2015, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EastGroup did not acquire any operating properties during the three months ended March 31, 2016. During 2015, the Company acquired Southpark Corporate Center and Springdale Business Center, both in Austin, Texas, for a total cost of $31,574,000, of which $28,648,000 was allocated to Real estate properties. EastGroup allocated $5,494,000 of the total purchase price to land using third party land valuations for the Austin market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $3,453,000 to in-place lease intangibles (included in Other assets on the Consolidated Balance Sheets) and $527,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

EastGroup did not expense any acquisition-related costs for the three months ended March 31, 2016 and 2015.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill or other intangibles existed at March 31, 2016 and December 31, 2015.

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

In accordance with FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the Company would report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, the Company would provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation. Typically, when the Company disposes of operating properties, the sales are not considered to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

During the first quarter of 2016, EastGroup sold the following operating properties in separate transactions: Northwest Point Distribution and Service Centers in Houston and North Stemmons III in Dallas. The properties contain a combined 292,000 square feet and were sold for $18,850,000. EastGroup recognized gains on the sales of $11,332,000. Also during the first quarter of 2016, the Company sold a small parcel of land in Orlando for $673,000 and recognized a gain of $10,000.

As of March 31, 2016, the Company owned one operating property, North Stemmons II, that was classified as held for sale on the March 31, 2016 Consolidated Balance Sheet. The 26,000 square foot property was sold in April 2016 for $1,300,000, generating an estimated gain of approximately $430,000 that will be recognized by the Company in the second quarter of 2016.

EastGroup sold a small parcel of land in New Orleans during the first quarter of 2015 for $170,000 and recognized a gain of $123,000. During the second quarter of 2015, EastGroup sold one operating property, the last of its three Ambassador Row Warehouses in Dallas containing 185,000 square feet, for $5,250,000 and recognized a gain of $2,903,000.

The results of operations and gains on sales for the properties sold or held for sale during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains on the sales of land are included in Other, and the gains on the sales of operating properties are included in Gain on sales of real estate investments.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Leasing costs (principally commissions)	$60,415	59,043
Accumulated amortization of leasing costs	(23,835)	(23,455)
Leasing costs (principally commissions), net of accumulated amortization	36,580	35,588

Straight-line rents receivable	27,028	26,482
Allowance for doubtful accounts on straight-line rents receivable	(131)	(167)
Straight-line rents receivable, net of allowance for doubtful accounts	26,897	26,315

Accounts receivable	3,782	5,615
Allowance for doubtful accounts on accounts receivable	(387)	(394)
Accounts receivable, net of allowance for doubtful accounts	3,395	5,221

Acquired in-place lease intangibles	18,296	19,061
Accumulated amortization of acquired in-place lease intangibles	(8,551)	(8,205)
Acquired in-place lease intangibles, net of accumulated amortization	9,745	10,856

Acquired above market lease intangibles	1,257	1,337
Accumulated amortization of acquired above market lease intangibles	(646)	(684)
Acquired above market lease intangibles, net of accumulated amortization	611	653

Mortgage loans receivable	4,845	4,875
Interest rate swap assets	270	400
Goodwill	990	990
Prepaid expenses and other assets	6,221	6,960
Total Other assets	$89,554	91,858

(9)	DEBT

Secured debt decreased $4,841,000 during the three months ended March 31, 2016.  The decrease primarily resulted from regularly scheduled principal payments of $4,656,000.

Properties encumbered by EastGroup's Secured debt were disclosed in the Company's Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016, the Company closed a collateral substitution for one of its secured loans which was previously secured by America Plaza, Central Green, Glenmont, Interstate I-III, Rojas, Stemmons Circle, Venture, West Loop and World Houston 3-9. The loan is now secured by Colorado Crossing, Interstate I-III, Rojas, Steele Creek 1 & 2, Stemmons Circle, Venture and World Houston 3-9.

Unsecured bank credit facilities increased $16,435,000 during the three months ended March 31, 2016, mainly due to proceeds of $76,646,000 exceeding repayments of $60,309,000 during the period.

In connection with the adoption of ASU 2015-03, which is described in further detail in Note 17, the Company presents debt issuance costs as reductions of Secured debt, Unsecured debt and Unsecured bank credit facilities on the Consolidated Balance Sheets as detailed below.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2016	December 31, 2015
	(In thousands)
Secured debt, carrying amount	$346,737	351,401
Unamortized debt issuance costs	(1,293)	(1,116)
Secured debt	345,444	350,285

Unsecured debt, carrying amount	530,000	530,000
Unamortized debt issuance costs	(1,688)	(1,790)
Unsecured debt	528,312	528,210

Unsecured bank credit facilities, carrying amount	167,173	150,836
Unamortized debt issuance costs	(1,324)	(1,422)
Unsecured bank credit facilities	165,849	149,414

Total debt	$1,039,605	1,027,909

Principal payments on long-term debt, including Secured debt and Unsecured debt (not including Unsecured bank credit facilities), as of March 31, 2016 are as follows:

Years Ending December 31,	(In thousands)
Remainder of 2016	$88,142
2017	58,239
2018	141,316
2019	130,569
2020	114,097
2021 and beyond	344,374

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Property taxes payable	$9,309	16,055
Development costs payable	5,491	6,215
Property capital expenditures payable	2,940	2,818
Interest payable	3,630	3,704
Dividends payable on unvested restricted stock	1,353	2,157
Other payables and accrued expenses	3,930	13,232
Total Accounts payable and accrued expenses	$26,653	44,181

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Security deposits	$14,025	13,943
Prepaid rent and other deferred income	10,382	10,003

Acquired below-market lease intangibles	3,472	3,485
Accumulated amortization of below-market lease intangibles	(1,507)	(1,353)
Acquired below-market lease intangibles, net of accumulated amortization	1,965	2,132

Interest rate swap liabilities	9,222	3,960
Prepaid tenant improvement reimbursements	1,045	493
Other liabilities	102	82
Total Other liabilities	$36,741	30,613

(12)	COMPREHENSIVE INCOME

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	$(3,456)	(2,357)
Change in fair value of interest rate swaps	(5,397)	(2,535)
Balance at end of period	$(8,853)	(4,892)

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of March 31, 2016, the Company had six interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to effectively fixed interest rates for the entire terms of the loans, and the Company has concluded that each of the hedging relationships is highly effective.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $3,700,000 will be reclassified from Other comprehensive income (loss) as an increase to Interest Expense over the next twelve months.

The Company's valuation methodology for over-the-counter (“OTC”) derivatives is to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Uncollateralized or partially-collateralized trades are discounted at OIS rates, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  As of January 1, 2015, the Company began calculating its derivative valuations using mid-market prices; prior to that date, the Company used bid-market prices. The change in valuation methodology is considered a change in accounting estimate and resulted from recent developments in the marketplace. Management has assessed the impact of the change for all periods presented and has deemed the impact to be immaterial to the Company's financial statements.

As of March 31, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of March 31, 2016	Notional Amount as of December 31, 2015
	(In thousands)
Interest Rate Swap	$80,000	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	—
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. See Note 18 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of March 31, 2016		Derivatives As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$270	Other assets	$400
Interest rate swap liabilities	Other liabilities	9,222	Other liabilities	3,960

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of loss recognized in Other comprehensive loss on derivatives	$(6,324)	(3,468)
Amount of loss reclassified from Accumulated other comprehensive loss into Interest expense	(927)	(933)

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

As of March 31, 2016, the fair value of derivatives in an asset position related to the Company's derivative agreements was $270,000; the fair value of derivatives in a liability position related to the Company's derivative agreements was $9,222,000. If the Company breached any of the contractual provisions of the derivative contracts, it could be required to settle its obligation under the agreements at the swap termination value. As of March 31, 2016, the swap termination value of derivatives in an asset position was an asset in the amount of $222,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $9,565,000.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$21,711	9,930
Denominator – weighted average shares outstanding	32,254	32,032
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$21,711	9,930
Denominator:
Weighted average shares outstanding	32,254	32,032
Unvested restricted stock	53	77
Total Shares	32,307	32,109

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(15)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $3,014,000 and $2,341,000 for the three months ended March 31, 2016 and 2015, respectively, of which $357,000 and $422,000 were capitalized as part of the Company's development costs. Stock-based compensation expense for directors was $133,000 and $124,000 for the three months ended March 31, 2016 and 2015, respectively.

In March 2016, the Compensation Committee of the Company's Board of Directors (the Committee) evaluated the Company's performance compared to certain annual performance goals (primarily funds from operations (FFO) per share and total shareholder return) for the year ended December 31, 2015.  Based on the evaluation, 37,848 shares were awarded to the Company’s executive officers at a grant date fair value of $56.05 per share.  These shares vested 20% on the date shares were determined and awarded and will vest 20% per year on January 1 in years 2017, 2018, 2019 and 2020.  The shares will be expensed on a straight-line basis over the remaining service period.

Also in March 2016, the Committee evaluated the Company’s total return, both on an absolute basis for 2015 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index for the five-year period ended December 31, 2015.  Based on the evaluation, 27,431 shares were awarded to the Company’s executive officers at a grant date fair value of $56.05 per share.  These shares vested 25% on the date shares were determined and awarded and will vest 25% per year on January 1 in years 2017, 2018 and 2019.  The shares will be expensed on a straight-line basis over the remaining service period.

Notwithstanding the foregoing, shares issued to the Company’s former Chief Executive Officer, David H. Hoster II, and the Company's Chief Financial Officer, N. Keith McKey, became fully vested on March 2, 2016 and April 6, 2016, respectively.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first three months of 2016, the Company withheld 47,541 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the first three months of 2016 was $8,619,000.

	Three Months Ended
Award Activity:	March 31, 2016
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	260,906	$52.69
Granted	65,279	56.05
Forfeited	(910)	52.89
Vested	(154,949)	55.77
Unvested at end of period	170,326	$51.17

(16)	RISKS AND UNCERTAINTIES

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ended March 31, 2018. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to Consolidation Analysis, under which all legal entities are subject to reevaluation under the revised consolidation model. The ASU modifies whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. EastGroup adopted ASU 2015-02 effective January 1, 2016, and believes the adoption of ASU 2015-02 had an immaterial impact on the Company's financial condition and results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU was effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities are to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. EastGroup adopted ASU 2015-03 effective January 1, 2016. Prior to adoption, the Company included debt issuance costs in Other assets on the Consolidated Balance Sheets. Beginning with the Form 10-Q for the period ended March 31, 2016, EastGroup changed its presentation of debt issuance costs for all periods presented; the Company now presents debt issuance costs as direct deductions from the carrying amounts of its debt liabilities both on the Balance Sheet and in the Notes to Consolidated Financial Statements. As a result of the adoption of ASU 2015-03, the Company adjusted its December 31, 2015 Balance Sheet as follows:

Balance Sheet Items as of December 31, 2015:	As Presented in the Company’s 2015 Form 10-K	As Presented in the Company’s Form 10-Q for the Period Ended March 31, 2016
	(In thousands)
Other assets	$96,186	91,858
Total assets	1,666,232	1,661,904
Secured debt	351,401	350,285
Unsecured debt	530,000	528,210
Unsecured bank credit facilities	150,836	149,414
Total liabilities	1,107,031	1,102,703
Total liabilities and equity	1,666,232	1,661,904

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under ASU 2016-02. Public business entities are required to apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. EastGroup plans to adopt ASU 2016-02 effective January 1, 2019. The Company does not anticipate the adoption of ASU 2016-02 will have a material impact on the Company's financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is intended to improve the accounting for share-based payments and affects all

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with the ASU, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. EastGroup plans to adopt ASU 2016-09 effective January 1, 2017 and will provide the necessary disclosures beginning with its Form 10-Q for the period ending March 31, 2017. The Company does not anticipate the adoption of ASU 2016-09 will have a material impact on the Company's financial condition or results of operations.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$12	12	48	48
Mortgage loans receivable	4,845	4,885	4,875	4,896
Interest rate swap assets	270	270	400	400
Financial Liabilities:
Secured debt	345,444	363,691	350,285	366,491
Unsecured debt	528,312	518,086	528,210	509,326
Unsecured bank credit facilities	165,849	167,166	149,414	150,670
Interest rate swap liabilities	9,222	9,222	3,960	3,960
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
Secured debt: The fair value of the Company’s secured debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers (Level 2 input), excluding the effects of debt issuance costs.
Unsecured debt:  The fair value of the Company’s unsecured debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers (Level 2 input), excluding the effects of debt issuance costs.
Unsecured bank credit facilities: The fair value of the Company’s unsecured bank credit facilities is estimated by discounting expected cash flows at current market rates (Level 2 input), excluding the effects of debt issuance costs.
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

On February 10, 2016, EastGroup executed a commitment letter for a $65 million senior unsecured term loan which closed on April 1, 2016. The loan has a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.65%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.863%.

Subsequent to quarter-end, EastGroup sold the following operating properties: (i) North Stemmons II (26,000 square feet) in Dallas generated gross sales proceeds of $1.3 million; (ii) Lockwood Distribution Center (392,000 square feet) in Houston generated gross sales proceeds of $14.3 million; and (iii) West Loop Distribution Center 1 & 2 (161,000 square feet) in Houston generated gross sales proceeds of $13.5 million. The Company expects to record gains on the sales of these three properties in the second quarter of 2016.

Also subsequent to quarter-end, the Company sold 3.9 acres of land adjacent to its Valwood Distribution Center in Dallas for $644,000. The Company expects to record a gain on sale in the second quarter of 2016.

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

The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can issue common and/or preferred equity and obtain debt financing, as evidenced by the closing of a $65 million unsecured term loan on April 1, 2016. As of April 22, 2016, EastGroup had not sold common stock through its continuous common equity program during 2016. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue source is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the three months ended March 31, 2016, leases expired on 2,155,000 square feet (6.2% of EastGroup’s total square footage of 34,916,000), and the Company was successful in renewing or re-leasing 89% of the expiring square feet.  In addition, EastGroup leased 435,000 square feet of other vacant space during this period.  During the first three months of 2016, average rental rates on new and renewal leases increased by16.5%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 2.2% for the quarter ended March 31, 2016, as compared to the same quarter in 2015.

EastGroup’s total leased percentage was 96.7% at March 31, 2016, compared to 97.0% at March 31, 2015.  Leases scheduled to expire for the remainder of 2016 were 8.4% of the portfolio on a square foot basis at March 31, 2016, and this percentage was reduced to 7.1% as of April 21, 2016.

The Company generates new sources of leasing revenue through its development and acquisition programs. EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.   During the first three months of 2016, EastGroup acquired 48 acres of development land in Charlotte for $3.9 million. In addition, the Company began construction of three development projects containing 435,000 square feet in Tampa, Dallas and San Antonio.  EastGroup also transferred four properties (363,000 square feet) in Tampa, San Antonio and Houston from its development program to real estate properties with costs of $23.8 million at the date of transfer.  As of March 31, 2016, EastGroup’s development program consisted of 13 projects (1,737,000 square feet) located in Orlando, Tampa, Charlotte, Houston, Dallas, San Antonio and Phoenix.  The projected total investment for the development projects, which were collectively 37% leased as of April 21, 2016, is $124 million, of which $52 million remained to be invested as of March 31, 2016.

As detailed in the Real Estate Held for Sale/Discontinued Operations and Subsequent Events notes, EastGroup has sold 785,000 square feet in Houston and has an additional 121,000 square feet under contract to sell in Houston. These sales will reduce the Company's PNOI in Houston as a percentage of total PNOI below 20%. The Company will continue to evaluate its total square feet owned in this market but plans for Houston to remain a core market.

Typically, the Company initially funds its development and acquisition programs through its $335 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In March 2016, Moody's Investors Service affirmed EastGroup's issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. The Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Income from real estate operations	$61,568	57,575
Expenses from real estate operations	(17,820)	(16,413)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(201)	(211)
PNOI from 50% owned unconsolidated investment	230	208
PROPERTY NET OPERATING INCOME	$43,777	41,159

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

The following table presents reconciliations of Net Income to PNOI for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
NET INCOME	$21,830	10,061
Gain on sales of real estate investments	(11,332)	—
Gain on sales of non-operating real estate	(10)	(123)
Interest income	(64)	(65)
Other income	(21)	(17)
Interest rate swap ineffectiveness	5	—
Depreciation and amortization	19,162	18,142
Company's share of depreciation from unconsolidated investment	31	29
Interest expense	9,065	8,805
General and administrative expense	5,312	4,538
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(201)	(211)
PROPERTY NET OPERATING INCOME	$43,777	41,159

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$21,711	9,930
Depreciation and amortization	19,162	18,142
Company's share of depreciation from unconsolidated investment	31	29
Depreciation and amortization from noncontrolling interest	(54)	(50)
Gain on sales of real estate investments	(11,332)	—
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$29,518	28,051
Net income attributable to common stockholders per diluted share	$0.67	0.31
Funds from operations (FFO) attributable to common stockholders per diluted share	0.91	0.87
Diluted shares for earnings per share and funds from operations	32,307	32,109

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the first quarter of 2016 was $.91 per share compared with $.87 per share for the same period of 2015, an increase of 4.6%.

•
For the three months ended March 31, 2016, PNOI increased by $2,618,000, or 6.4%, compared to the same period in 2015. PNOI increased $1,433,000 from newly developed and redeveloped properties, $868,000 from same property operations and $587,000 from 2015 acquisitions; PNOI decreased $250,000 from properties sold in 2015 and 2016.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 2.2% for the three months ended March 31, 2016, compared to the same period in 2015.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended March 31, 2016, was 96.0% compared to 96.3% for the same period of 2015.

•
The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.51 per square foot for the three months ended March 31, 2016, compared to $5.31 per square foot for the same period of 2015.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2016, was 95.7%.  Quarter-end occupancy ranged from 95.8% to 96.2% over the previous four quarters ended March 31, 2015 to December 31, 2015.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (6.8% of total square footage) averaged 16.5% for the first quarter of 2016.

•
Lease termination fee income for the three months ended March 31, 2016 was $183,000 compared to $61,000 for the same period of 2015. The Company recorded bad debt expense of $124,000 and $355,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2015 taxable income to its stockholders and expects to distribute all of its taxable income in 2016.  Accordingly, no significant provision for income taxes was necessary in 2015, nor is any significant income tax provision expected to be necessary for 2016.

FINANCIAL CONDITION

EastGroup’s assets were $1,659,282,000 at March 31, 2016, a decrease of $2,622,000 from December 31, 2015.  Liabilities increased $296,000 to $1,102,999,000, and equity decreased $2,918,000 to $556,283,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $15,316,000 during the three months ended March 31, 2016, primarily due to capital improvements at the Company’s properties and the transfer of four properties from Development, as detailed under Development below.  These increases were partially offset by the book value of the following properties which were sold during the period: Northwest Point Distribution and Service Centers in Houston and North Stemmons III in Dallas (292,000 square feet combined).

During the three months ended March 31, 2016, the Company made capital improvements of $5,926,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $949,000 on development properties subsequent to transfer to Real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at March 31, 2016 consisted of properties in lease-up and under construction of $71,760,000 and prospective development (primarily land) of $89,899,000.  The Company’s total investment in development at March 31, 2016 was $161,659,000 compared to $170,441,000 at December 31, 2015.  Total capital invested for development during the first three months of 2016 was $16,598,000, which primarily consisted of costs of $14,908,000 and $97,000 as detailed in the Development Activity table below and costs of $949,000 on development properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $891,000 and $927,000 for the three months ended March 31, 2016 and 2015, respectively.

During the first quarter of 2016, EastGroup purchased 48 acres of development land in Charlotte for $3,914,000. Costs associated with this land acquisition are included in the Development Activity table below.

The Company transferred four development properties to Real estate properties during the first three months of 2016 with a total investment of $23,787,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT ACTIVITY		Costs Transferred in 2016 (1)	For the Three Months Ended 3/31/2016	Cumulative as of 3/31/2016	Estimated Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Ten West Crossing 7, Houston, TX	68,000	$—	91	4,163	4,900	04/16
West Road IV, Houston, TX	65,000	—	222	4,907	5,800	08/16
Kyrene 202 VI, Phoenix, AZ	123,000	—	165	7,185	9,500	09/16
ParkView 1-3, Dallas, TX	276,000	—	1,561	18,817	21,300	10/16
South 35th Avenue, Phoenix, AZ (2)	124,000	—	175	1,346	1,900	01/17
Horizon III, Orlando, FL	109,000	—	622	6,737	7,800	03/17
Total Lease-Up	765,000	—	2,836	43,155	51,200
UNDER CONSTRUCTION
Alamo Ridge III, San Antonio, TX	135,000	—	439	2,819	12,200	01/17
Ten Sky Harbor, Phoenix, AZ	64,000	—	1,285	4,937	6,000	04/17
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	—	2,834	9,594	14,500	05/17
Steele Creek VI, Charlotte, NC	137,000	—	2,174	5,078	7,600	06/17
Alamo Ridge IV, San Antonio, TX	97,000	843	271	1,114	6,000	10/17
Madison IV & V, Tampa, FL	145,000	1,069	125	1,194	9,400	10/17
CreekView 1 & 2, Dallas, TX	193,000	3,481	388	3,869	16,700	12/17
Total Under Construction	972,000	5,393	7,516	28,605	72,400
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	261,000	—	151	3,638
Tucson, AZ	70,000	—	—	417
Fort Myers, FL	663,000	—	40	17,898
Orlando, FL (3)	912,000	—	(307)	20,064
Tampa, FL	148,000	(1,069)	27	3,597
Jackson, MS	28,000	—	—	706
Charlotte, NC	756,000	—	4,018	8,439
Dallas, TX	326,000	(3,481)	(104)	4,541
El Paso, TX	251,000	—	—	2,444
Houston, TX	1,607,000	—	515	25,102
San Antonio, TX	357,000	(843)	216	3,053
Total Prospective Development	5,379,000	(5,393)	4,556	89,899
	7,116,000	$—	14,908	161,659
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2016	Building Size (Square feet)					Building Conversion Date
Alamo Ridge I, San Antonio, TX	96,000	$—	26	7,378		02/16
Alamo Ridge II, San Antonio, TX	62,000	—	28	4,167		02/16
Madison II & III, Tampa, FL	127,000	—	(14)	7,403		02/16
West Road III, Houston, TX	78,000	—	57	4,839		03/16
Total Transferred to Real Estate Properties	363,000	$—	97	23,787	(4)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) This property is a manufacturing building undergoing redevelopment to a multi-tenant use building.
(3) Negative amount represents land sold.
(4) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $7,556,000 during the first three months of 2016 due primarily to depreciation expense, offset by the sale of two operating properties during the period.

Other Assets
Other assets decreased $2,304,000 during the first three months of 2016.  A summary of Other assets follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Leasing costs (principally commissions)	$60,415	59,043
Accumulated amortization of leasing costs	(23,835)	(23,455)
Leasing costs (principally commissions), net of accumulated amortization	36,580	35,588

Straight-line rents receivable	27,028	26,482
Allowance for doubtful accounts on straight-line rents receivable	(131)	(167)
Straight-line rents receivable, net of allowance for doubtful accounts	26,897	26,315

Accounts receivable	3,782	5,615
Allowance for doubtful accounts on accounts receivable	(387)	(394)
Accounts receivable, net of allowance for doubtful accounts	3,395	5,221

Acquired in-place lease intangibles	18,296	19,061
Accumulated amortization of acquired in-place lease intangibles	(8,551)	(8,205)
Acquired in-place lease intangibles, net of accumulated amortization	9,745	10,856

Acquired above market lease intangibles	1,257	1,337
Accumulated amortization of acquired above market lease intangibles	(646)	(684)
Acquired above market lease intangibles, net of accumulated amortization	611	653

Mortgage loans receivable	4,845	4,875
Interest rate swap assets	270	400
Goodwill	990	990
Prepaid expenses and other assets	6,221	6,960
Total Other assets	$89,554	91,858

Liabilities
Secured debt decreased $4,841,000 during the three months ended March 31, 2016.  The decrease primarily resulted from regularly scheduled principal payments of $4,656,000.

Unsecured bank credit facilities increased $16,435,000 during the three months ended March 31, 2016, mainly due to proceeds of $76,646,000 exceeding repayments of $60,309,000 during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses decreased $17,528,000 during the first three months of 2016.  A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Property taxes payable	$9,309	16,055
Development costs payable	5,491	6,215
Property capital expenditures payable	2,940	2,818
Interest payable	3,630	3,704
Dividends payable on unvested restricted stock	1,353	2,157
Other payables and accrued expenses	3,930	13,232
Total Accounts payable and accrued expenses	$26,653	44,181

Other liabilities increased $6,128,000 during the three months ended March 31, 2016.  A summary of the Company’s Other liabilities follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Security deposits	$14,025	13,943
Prepaid rent and other deferred income	10,382	10,003

Acquired below-market lease intangibles	3,472	3,485
Accumulated amortization of below-market lease intangibles	(1,507)	(1,353)
Acquired below-market lease intangibles, net of accumulated amortization	1,965	2,132

Interest rate swap liabilities	9,222	3,960
Prepaid tenant improvement reimbursements	1,045	493
Other liabilities	102	82
Total Other liabilities	$36,741	30,613

Equity
Additional paid-in capital increased $428,000 during the three months ended March 31, 2016.  The increase primarily resulted from stock-based compensation (as discussed in Note 15 in the Notes to Consolidated Financial Statements).

For the three months ended March 31, 2016, Distributions in excess of earnings decreased $2,102,000 as a result of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $21,711,000 exceeding dividends on common stock of $19,609,000.

Accumulated other comprehensive loss increased $5,397,000 during the three months ended March 31, 2016. The increase resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2016, was $21,711,000 ($.67 per basic share and diluted share) compared to $9,930,000 ($.31 per basic and diluted share) for the same period in 2015.

PNOI for the three months ended March 31, 2016, increased by $2,618,000, or 6.4%, compared to the same period in 2015. PNOI increased $1,433,000 from newly developed and redeveloped properties, $868,000 from same property operations and $587,000 from 2015 acquisitions; PNOI decreased $250,000 from properties sold in 2015 and 2016. Lease termination fee income was $183,000 and $61,000 for the three months ended March 31, 2016 and 2015, respectively. The Company recorded bad debt expense of $124,000 and $355,000 during the three months ended March 31, 2016 and 2015, respectively. Straight-lining of rent increased Income from real estate operations by $876,000 and $552,000 for the three months ended March 31, 2016 and 2015, respectively.

EastGroup signed 41 leases with free rent concessions on 876,000 square feet during the three months ended March 31, 2016, with total free rent concessions of $920,000 over the lives of the leases. During the same period of 2015, the Company signed 34 leases with free rent concessions on 708,000 square feet with total free rent concessions of $704,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from real estate operations as a percentage of Income from real estate operations, were 28.9% and 28.5% for the three months ended March 31, 2016 and 2015, respectively. The Company’s percentage of leased square footage was 96.7% at March 31, 2016, compared to 97.0% at March 31, 2015.  Occupancy at March 31, 2016 was 95.7% compared to 96.2% at March 31, 2015.

Interest expense increased $260,000 for the three months ended March 31, 2016, compared to the same period in 2015. The following table presents the components of Interest expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding debt issuance cost amortization)	$713	472	241
Amortization of debt issuance costs - unsecured bank credit facilities	112	103	9
Total variable rate interest expense	825	575	250
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding debt issuance cost amortization)	4,700	5,840	(1,140)
Unsecured debt interest (1) (excluding debt issuance cost amortization)	4,501	3,347	1,154
Amortization of debt issuance costs - secured debt	89	121	(32)
Amortization of debt issuance costs - unsecured debt	112	101	11
Total fixed rate interest expense	9,402	9,409	(7)
Total interest	10,227	9,984	243
Less capitalized interest	(1,162)	(1,179)	17
TOTAL INTEREST EXPENSE	$9,065	8,805	260

(1) Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense increased by $250,000 for the three months ended March 31, 2016, as compared to the same period in 2015 primarily due to increases in the Company's average unsecured bank credit facilities borrowings as shown in the following table:

	Three Months Ended March 31,
	2016	2015	Increase
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$154,122	100,279	53,843
Weighted average variable interest rates (excluding debt issuance cost amortization)	1.86%	1.91%

The Company's fixed rate interest expense decreased by $7,000 for the three months ended March 31, 2016, as compared to the same period in 2015, as a result of the debt activity described below.

The decrease in secured debt interest resulted from regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $4,656,000 during the three months ended March 31, 2016. During the year ended December 31, 2015, regularly scheduled principal payments on secured debt were $20,484,000. The details of the secured debt repaid in 2015 are shown in the following table:

SECURED DEBT REPAID IN 2015	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Beltway II-IV, Commerce Park I, Eastlake, Fairgrounds, Nations Ford, Techway Southwest III, Wetmore 1-4 and World Houston 15 & 22	5.50%	03/06/2015	$57,450
Country Club I, Lake Pointe, Techway Southwest II and World Houston 19 & 20	4.98%	11/06/2015	24,403
Weighted Average/Total Amount for 2015	5.34%		$81,853

EastGroup did not obtain any new secured debt during 2015 or during the first three months of 2016, and there were no secured debt balloon payments in the first three months of 2016.

The Company's unsecured debt interest increased during the first quarter of 2016 compared to the same period of 2015 as a result of the Company's unsecured debt activity described below. The details of the unsecured debt obtained in 2015 are shown in the following table:

NEW UNSECURED DEBT IN 2015	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$75 Million Unsecured Term Loan (1)	3.031%	03/02/2015	02/28/2022	$75,000
$25 Million Senior Unsecured Notes	3.970%	10/01/2015	10/01/2025	25,000
$50 Million Senior Unsecured Notes	3.990%	10/07/2015	10/07/2025	50,000
Weighted Average/Total Amount for 2015	3.507%			$150,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.031% as of March 31, 2016. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

The Company did not issue any new unsecured debt during the first three months of 2016. See Liquidity and Capital Resources for a discussion of a new $65 million unsecured term loan which closed on April 1, 2016.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest decreased $17,000 for the three months ended March 31, 2016, as compared to the same period of 2015.

Depreciation and amortization expense increased $1,020,000 for the three months ended March 31, 2016, as compared to the same period in 2015 primarily due to the operating properties acquired by the Company in 2015 and the properties transferred from Development in 2015 and 2016.

General and administrative expense increased $774,000 for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was primarily due to accelerated restricted stock vesting for the Company's Chief Financial Officer and for its retiring Chief Executive Officer (CEO) and various costs associated with the CEO succession.

Capital Expenditures
Capital expenditures for EastGroup's operating properties for the three months ended March 31, 2016 and 2015 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2016	2015
		(In thousands)
Upgrade on Acquisitions	40 yrs	$39	—
Tenant Improvements:
New Tenants	Lease Life	2,309	1,827
Renewal Tenants	Lease Life	491	400
Other:
Building Improvements	5-40 yrs	1,300	807
Roofs	5-15 yrs	1,413	99
Parking Lots	3-5 yrs	173	142
Other	5 yrs	201	152
Total Capital Expenditures (1)		$5,926	3,427

(1)	Reconciliation of Total Capital Expenditures to Real estate improvements on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Total Capital Expenditures	$5,926	3,427
Change in Real Estate Property Payables	(122)	(637)
Real Estate Improvements	$5,804	2,790

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and amortization expense.  Capitalized leasing costs for the three months ended March 31, 2016 and 2015 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2016	2015
		(In thousands)
Development	Lease Life	$817	787
New Tenants	Lease Life	1,612	886
Renewal Tenants	Lease Life	1,270	1,235
Total Capitalized Leasing Costs		$3,699	2,908
Amortization of Leasing Costs		$2,385	2,160

Discontinued Operations
In accordance with FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the Company would report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, the Company would provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation. Typically, when the Company disposes of operating properties, the sales are not considered to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

EastGroup sold the following operating properties during the first three months of 2016: Northwest Point Distribution and Service Centers in Houston and North Stemmons III in Dallas. As of March 31, 2016, the Company owned one operating property, North Stemmons II, that was classified as held for sale on the March 31, 2016 Consolidated Balance Sheet. During 2015, the Company sold one operating property, the last building of its three Ambassador Row Warehouses in Dallas.

The results of operations and gains on sales for the properties sold or held for sale during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains on sales are included in Gain on sales of real estate investments. See Note 7 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gains on sales of real estate investments.

RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ended March 31, 2018. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to Consolidation Analysis, under which all legal entities are subject to reevaluation under the revised consolidation model. The ASU modifies whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. EastGroup adopted ASU 2015-02 effective January 1, 2016, and believes the adoption of ASU 2015-02 had an immaterial impact on the Company's financial condition and results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU was effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities are to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. EastGroup adopted ASU 2015-03 effective January 1, 2016. Prior to adoption, the Company included debt issuance costs in Other assets on the Consolidated Balance Sheets. Beginning with the Form 10-Q for the period ended March 31, 2016, EastGroup changed its presentation of debt issuance costs for all periods presented; the Company now presents debt issuance costs as direct deductions from the carrying amounts of its debt liabilities both on the Balance Sheet and in the Notes to Consolidated Financial Statements. As a result of the adoption of ASU 2015-03, the Company adjusted its December 31, 2015 Balance Sheet as follows:

Balance Sheet Items as of December 31, 2015:	As Presented in the Company’s 2015 Form 10-K	As Presented in the Company’s Form 10-Q for the Period Ended March 31, 2016
	(In thousands)
Other assets	$96,186	91,858
Total assets	1,666,232	1,661,904
Secured debt	351,401	350,285
Unsecured debt	530,000	528,210
Unsecured bank credit facilities	150,836	149,414
Total liabilities	1,107,031	1,102,703
Total liabilities and equity	1,666,232	1,661,904

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under ASU 2016-02. Public business entities are required to apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. EastGroup plans to adopt ASU 2016-02 effective January 1, 2019. The Company does not anticipate the adoption of ASU 2016-02 will have a material impact on the Company's financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with the ASU, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. EastGroup plans to adopt ASU 2016-09 effective January 1, 2017 and will provide the necessary disclosures beginning with its Form 10-Q for the period ending March 31, 2017. The Company does not anticipate the adoption of ASU 2016-09 will have a material impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $18,653,000 for the three months ended March 31, 2016.  The primary other sources of cash were from borrowings on unsecured bank credit facilities and proceeds from sales of real estate investments and non-operating real estate.  The Company distributed $20,413,000 in common stock dividends during the three months ended March 31, 2016.  Other primary uses of cash were for repayments on unsecured bank credit facilities, the construction and development of properties, capital improvements at various properties and secured debt repayments.

Total debt at March 31, 2016 and December 31, 2015 is detailed below.  The Company’s unsecured bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(In thousands)
Secured debt, carrying amount	$346,737	351,401
Unamortized debt issuance costs	(1,293)	(1,116)
Secured debt	345,444	350,285

Unsecured debt, carrying amount	530,000	530,000
Unamortized debt issuance costs	(1,688)	(1,790)
Unsecured debt	528,312	528,210

Unsecured bank credit facilities, carrying amount	167,173	150,836
Unamortized debt issuance costs	(1,324)	(1,422)
Unsecured bank credit facilities	165,849	149,414

Total debt	$1,039,605	1,027,909

EastGroup has a $300 million unsecured revolving credit facility with a group of nine banks that matures in July 2019. The credit facility contains options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2016, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At March 31, 2016, the weighted average interest rate was 1.435% on a balance of $142,000,000.

The Company also has a $35 million unsecured revolving credit facility that matures in July 2019. This credit facility automatically extends for one year if the extension option in the $300 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of March 31, 2016, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At March 31, 2016, the interest rate was 1.437% on a balance of $25,173,000.

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

On February 10, 2016, EastGroup executed a commitment letter for a $65 million senior unsecured term loan which closed on April 1, 2016. The loan has a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.65%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.863%.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new unsecured debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term.

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2015, did not materially change during the three months ended March 31, 2016, except for the increases in Unsecured bank credit facilities and Unsecured debt and the decrease in Secured debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of March 31, 2016.

	April – December 2016	2017	2018	2019		2020	Thereafter	Total	Fair Value
Secured debt (in thousands)	$88,142	58,239	11,316	55,569		9,097	124,374	346,737	363,691	(1)
Weighted average interest rate	5.81%	5.50%	5.21%	7.01%		4.43%	4.42%	5.39%
Unsecured debt (in thousands)	$—	—	130,000	75,000		105,000	220,000	530,000	518,086	(1)
Weighted average interest rate	—	—	3.21%	2.85%		3.77%	3.60%	3.43%
Unsecured bank credit facilities (in thousands)	$—	—	—	167,173	(2)	—	—	167,173	167,166	(3)
Weighted average interest rate	—	—	—	1.44%	(4)	—	—	1.44%

(1)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

(2)
The variable rate debt matures in July 2019 and is comprised of two unsecured bank credit facilities with balances of $142,000,000 on the $300 million unsecured bank credit facility and $25,173,000 on the $35 million unsecured bank credit facility as of March 31, 2016.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(4)	Represents the weighted average interest rate as of March 31, 2016.

As the table above incorporates only those exposures that existed as of March 31, 2016, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 14 basis points, interest expense and cash flows would increase or decrease by approximately $241,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2015, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2015 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/16 thru 01/31/16	36,613	(1)	$55.54	—	—
02/01/16 thru 02/29/16	—		—	—	—
03/01/16 thru 03/31/16	10,928	(1)	56.05	—	—
Total	47,541		$55.66	—

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
(a) Marshall A. Loeb, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  April 22, 2016

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary