Form 10-Q
period 2016-06-30
EASTGROUP PROPERTIES INC
filed 2016-07-22
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2016                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of July 21, 2016 was 32,888,048.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2016

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate properties	$2,043,034	2,049,007
Development	166,758	170,441
	2,209,792	2,219,448
Less accumulated depreciation	(664,093)	(657,454)
	1,545,699	1,561,994
Real estate assets held for sale	3,232	—
Unconsolidated investment	7,807	8,004
Cash	10	48
Other assets	98,100	91,858
TOTAL ASSETS	$1,654,848	1,661,904

LIABILITIES AND EQUITY

LIABILITIES
Secured debt	$340,730	350,285
Unsecured debt	592,674	528,210
Unsecured bank credit facilities	35,093	149,414
Accounts payable and accrued expenses	41,559	44,181
Other liabilities	37,303	30,613
Total Liabilities	1,047,359	1,102,703

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 32,888,048 shares issued and outstanding at June 30, 2016 and 32,421,460 at December 31, 2015	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	918,043	887,207
Distributions in excess of earnings	(302,540)	(328,892)
Accumulated other comprehensive loss	(12,315)	(3,456)
Total Stockholders’ Equity	603,191	554,862
Noncontrolling interest in joint ventures	4,298	4,339
Total Equity	607,489	559,201
TOTAL LIABILITIES AND EQUITY	$1,654,848	1,661,904

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Income from real estate operations	$61,882	57,827	123,450	115,402
Other income	35	17	56	34
	61,917	57,844	123,506	115,436
EXPENSES
Expenses from real estate operations	17,758	16,047	35,578	32,460
Depreciation and amortization	19,233	17,984	38,395	36,126
General and administrative	3,023	3,812	8,335	8,350
	40,014	37,843	82,308	76,936
OPERATING INCOME	21,903	20,001	41,198	38,500
OTHER INCOME (EXPENSE)
Interest expense	(9,172)	(8,483)	(18,237)	(17,288)
Gain on sales of real estate investments	30,981	2,903	42,313	2,903
Other	381	242	649	609
NET INCOME	44,093	14,663	65,923	24,724
Net income attributable to noncontrolling interest in joint ventures	(180)	(130)	(299)	(261)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	43,913	14,533	65,624	24,463
Other comprehensive income (loss) - cash flow hedges	(3,462)	3,122	(8,859)	587
TOTAL COMPREHENSIVE INCOME	$40,451	17,655	56,765	25,050
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.36	0.45	2.03	0.76
Weighted average shares outstanding	32,376	32,045	32,315	32,039
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.35	0.45	2.03	0.76
Weighted average shares outstanding	32,440	32,139	32,370	32,121
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2015	$3	887,207	(328,892)	(3,456)	4,339	559,201
Net income	—	—	65,624	—	299	65,923
Net unrealized change in fair value of interest rate swaps	—	—	—	(8,859)	—	(8,859)
Common dividends declared – $1.20 per share	—	—	(39,272)	—	—	(39,272)
Stock-based compensation, net of forfeitures	—	4,309	—	—	—	4,309
Issuance of 447,665 shares of common stock, common stock offering, net of expenses	—	29,643	—	—	—	29,643
Issuance of 1,798 shares of common stock, dividend reinvestment plan	—	115	—	—	—	115
Withheld 57,316 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(3,231)	—	—	—	(3,231)
Distributions to noncontrolling interest	—	—	—	—	(340)	(340)
BALANCE, JUNE 30,2016	$3	918,043	(302,540)	(12,315)	4,298	607,489

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$65,923	24,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,395	36,126
Stock-based compensation expense	3,324	3,607
Gain on sales of real estate investments and non-operating real estate	(42,456)	(3,026)
Changes in operating assets and liabilities:
Accrued income and other assets	3,198	2,715
Accounts payable, accrued expenses and prepaid rent	(4,149)	(4,889)
Other	185	(226)
NET CASH PROVIDED BY OPERATING ACTIVITIES	64,420	59,031
INVESTING ACTIVITIES
Real estate development	(37,669)	(48,226)
Real estate improvements	(10,759)	(11,593)
Proceeds from sales of real estate investments and non-operating real estate	73,467	5,156
Repayments on mortgage loans receivable	60	57
Changes in receivable for development infrastructure cost reimbursements	—	(2,020)
Changes in accrued development costs	905	(147)
Changes in other assets and other liabilities	(12,182)	(3,720)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	13,822	(60,493)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	168,283	195,545
Repayments on unsecured bank credit facilities	(282,802)	(161,618)
Repayments on secured debt	(9,376)	(68,042)
Proceeds from unsecured debt	65,000	75,000
Debt issuance costs	(1,164)	(585)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(40,119)	(37,254)
Proceeds from common stock offerings	24,693	52
Proceeds from dividend reinvestment plan	123	126
Other	(2,918)	(1,760)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(78,280)	1,464
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38)	2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48	11
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10	13
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $2,353 and $2,494 for 2016 and 2015, respectively	$17,370	16,985

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2015 and June 30, 2016, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  During the second quarter of 2016, Castilian Research Center was sold, and the joint venture is in the process of being terminated. The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of June 30, 2016 and December 31, 2015, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $15,752,000 and $31,418,000 for the three and six months ended June 30, 2016, respectively, and $14,720,000 and $29,558,000 for the same periods in 2015.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s Real estate properties and Development at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Real estate properties:
Land	$297,276	301,435
Buildings and building improvements	1,391,114	1,393,688
Tenant and other improvements	354,644	353,884
Development	166,758	170,441
	2,209,792	2,219,448
Less accumulated depreciation	(664,093)	(657,454)
	$1,545,699	1,561,994

(5)	DEVELOPMENT

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

Amortization expense for in-place lease intangibles was $1,035,000 and $2,146,000 for the three and six months ended June 30, 2016, respectively, and $1,041,000 and $2,185,000 for the same periods of 2015. Amortization of above and below market leases increased rental income by $124,000 and $249,000 for the three and six months ended June 30, 2016, respectively, and $110,000 and $232,000 for the same periods of 2015.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not acquire any operating properties during the six months ended June 30, 2016. During the year ended December 31, 2015, the Company acquired Southpark Corporate Center and Springdale Business Center, both in Austin, Texas, for a total cost of $31,574,000, of which $28,648,000 was allocated to Real estate properties. EastGroup allocated $5,494,000 of the total purchase price to land using third party land valuations for the Austin market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows:  $3,453,000 to in-place lease intangibles (included in Other assets on the Consolidated Balance Sheets) and $527,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

The Company did not expense any acquisition-related costs during the three and six months ended June 30, 2016 and June 30, 2015, respectively.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill or other intangibles existed at June 30, 2016 and December 31, 2015.

(7)	REAL ESTATE SOLD AND HELD FOR SALE/DISCONTINUED OPERATIONS

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

In accordance with FASB Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the Company would report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, the Company would provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation.

The Company does not consider its sales in 2015 and the first six months of 2016 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

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

During the second quarter of 2016, the Company sold the following operating properties in separate transactions: America Plaza, Lockwood Distribution Center, and West Loop Distribution Center 1 & 2 in Houston; North Stemmons II in Dallas; two of its four Interstate Commons Distribution Center buildings in Phoenix; and Castilian Research Center in Santa Barbara, California. The properties contain a combined 872,000 square feet and were sold for $55,210,000. EastGroup recognized gains on the sales of $30,981,000. Also during the second quarter of 2016, EastGroup sold a small parcel of land in Dallas for $644,000 and recognized a gain of $133,000.

The Company owned three parcels of land in Houston and Dallas that were classified as held for sale on the June 30, 2016 Consolidated Balance Sheet. Subsequent to quarter-end, EastGroup sold land in Houston (7 acres) and Dallas (8 acres) in separate transactions for a total of $2.6 million. In addition, the Company is under contract to sell 4 acres of land in Houston; this transaction is expected to close in late July 2016. The Company expects to record gains on the sales in the third quarter of 2016.

EastGroup sold a small parcel of land in New Orleans during the first quarter of 2015 for $170,000 and recognized a gain of $123,000. During the second quarter of 2015, EastGroup sold one operating property, the last of its three Ambassador Row Warehouses in Dallas containing 185,000 square feet, for $5,250,000 and recognized a gain of $2,903,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results of operations and gains on sales for the properties sold or held for sale during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains on the sales of land are included in Other, and the gains on the sales of operating properties are included in Gain on sales of real estate investments.

(8)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Leasing costs (principally commissions)	$61,182	59,043
Accumulated amortization of leasing costs	(24,132)	(23,455)
Leasing costs (principally commissions), net of accumulated amortization	37,050	35,588

Straight-line rents receivable	27,021	26,482
Allowance for doubtful accounts on straight-line rents receivable	(137)	(167)
Straight-line rents receivable, net of allowance for doubtful accounts	26,884	26,315

Accounts receivable	3,514	5,615
Allowance for doubtful accounts on accounts receivable	(517)	(394)
Accounts receivable, net of allowance for doubtful accounts	2,997	5,221

Acquired in-place lease intangibles	17,642	19,061
Accumulated amortization of acquired in-place lease intangibles	(8,931)	(8,205)
Acquired in-place lease intangibles, net of accumulated amortization	8,711	10,856

Acquired above market lease intangibles	1,232	1,337
Accumulated amortization of acquired above market lease intangibles	(664)	(684)
Acquired above market lease intangibles, net of accumulated amortization	568	653

Mortgage loans receivable	4,815	4,875
Interest rate swap assets	—	400
Receivable for common stock offerings	4,950	—
Escrow deposits for 1031 exchange	4,805	—
Goodwill	990	990
Prepaid expenses and other assets	6,330	6,960
Total Other assets	$98,100	91,858

(9)	DEBT

Secured debt decreased $9,555,000 during the six months ended June 30, 2016.  The decrease primarily resulted from regularly scheduled principal payments of $9,376,000.

Properties encumbered by EastGroup's Secured debt were disclosed in the Company's Form 10-K for the year ended December 31, 2015. During the six months ended June 30, 2016, the Company closed collateral substitutions for two of its secured loans. The first collateral substitution was for a loan previously secured by America Plaza, Central Green, Glenmont, West Loop, World Houston 3-9, Interstate I-III, Rojas, Stemmons Circle and Venture. Colorado Crossing in Austin and Steele Creek 1 & 2 in Charlotte were substituted for America Plaza, Central Green, Glenmont and West Loop in Houston.

The second collateral substitution was for a loan previously secured by 40th Avenue, Beltway Crossing V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore 5-8 and World Houston 26, 28, 29 and 30. Interchange Park I in Charlotte was substituted for Techway Southwest IV in Houston.

Unsecured debt increased $64,464,000 during the six months ended June 30, 2016, primarily due to a $65 million senior unsecured term loan which closed on April 1, 2016. The loan has a seven-year term and interest only payments. It bears interest at the annual

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

rate of LIBOR plus an applicable margin (currently 1.65%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.863%.

Unsecured bank credit facilities decreased $114,321,000 during the six months ended June 30, 2016, mainly due to repayments of $282,802,000 exceeding proceeds of $168,283,000 during the period.

In connection with the adoption of ASU 2015-03, which is described in further detail in Note 17, the Company presents debt issuance costs as reductions of Secured debt, Unsecured debt and Unsecured bank credit facilities on the Consolidated Balance Sheets as detailed below.

	June 30, 2016	December 31, 2015
	(In thousands)
Secured debt, carrying amount	$342,008	351,401
Unamortized debt issuance costs	(1,278)	(1,116)
Secured debt	340,730	350,285

Unsecured debt, carrying amount	595,000	530,000
Unamortized debt issuance costs	(2,326)	(1,790)
Unsecured debt	592,674	528,210

Unsecured bank credit facilities, carrying amount	36,317	150,836
Unamortized debt issuance costs	(1,224)	(1,422)
Unsecured bank credit facilities	35,093	149,414

Total debt	$968,497	1,027,909

Scheduled principal payments on long-term debt, including Secured debt and Unsecured debt (not including Unsecured bank credit facilities), as of June 30, 2016 are as follows:

Years Ending December 31,	(In thousands)
Remainder of 2016	$83,412
2017	58,239
2018	141,316
2019	130,569
2020	114,097
2021 and beyond	409,375
Total	$937,008

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Property taxes payable	$17,362	16,055
Development costs payable	7,120	6,215
Property capital expenditures payable	2,513	2,818
Interest payable	3,924	3,704
Dividends payable on unvested restricted stock	1,310	2,157
Other payables and accrued expenses	9,330	13,232
Total Accounts payable and accrued expenses	$41,559	44,181

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Security deposits	$14,077	13,943
Prepaid rent and other deferred income	8,922	10,003

Acquired below-market lease intangibles	3,472	3,485
Accumulated amortization of below-market lease intangibles	(1,673)	(1,353)
Acquired below-market lease intangibles, net of accumulated amortization	1,799	2,132

Interest rate swap liabilities	12,403	3,960
Prepaid tenant improvement reimbursements	87	493
Other liabilities	15	82
Total Other liabilities	$37,303	30,613

(12)	COMPREHENSIVE INCOME

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(8,853)	(4,892)	(3,456)	(2,357)
Change in fair value of interest rate swaps	(3,462)	3,122	(8,859)	587
Balance at end of period	$(12,315)	(1,770)	(12,315)	(1,770)

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of June 30, 2016, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to effectively fixed interest rates for the entire terms of the loans, and the Company has concluded that each of the hedging relationships is highly effective.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Other comprehensive income (loss) and is subsequently reclassified into earnings through interest expense as interest payments are made in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for the periods reported, is recognized directly in earnings (included in Other on the Consolidated Statements of Income and Comprehensive Income).

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made on the Company's variable-rate debt. The Company estimates the swap interest payments will be $4,266,000 over the next twelve months. These payments approximate the expected cash interest payments for the swaps. Since the interest payments on the swaps in combination with the associated debt have been effectively fixed, this estimate is not in addition to the Company's total expected combined interest payments or expense for the next twelve months.

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

As of June 30, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of June 30, 2016	Notional Amount as of December 31, 2015
	(In thousands)
Interest Rate Swap	$80,000	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	—
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	—
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015. See Note 18 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of June 30, 2016		Derivatives As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$—	Other assets	$400
Interest rate swap liabilities	Other liabilities	12,403	Other liabilities	3,960

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$(4,505)	2,006	(10,829)	(1,462)
Amount of loss reclassified from Accumulated other comprehensive loss into Interest expense	(1,043)	(1,116)	(1,970)	(2,049)

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

As of June 30, 2016, the Company had no derivatives in a net asset position; the fair value of derivatives in a net liability position related to the Company's derivative agreements was $12,403,000. As of June 30, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of the contractual provisions of the derivative contracts, it could have been required to settle its obligations under the agreements at their termination value of $12,850,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$43,913	14,533	65,624	24,463
Denominator – weighted average shares outstanding	32,376	32,045	32,315	32,039
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$43,913	14,533	65,624	24,463
Denominator:
Weighted average shares outstanding	32,376	32,045	32,315	32,039
Unvested restricted stock	64	94	55	82
Total Shares	32,440	32,139	32,370	32,121

(15)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $651,000 and $3,665,000 for the three and six months ended June 30, 2016, respectively, of which $250,000 and $607,000 were capitalized as part of the Company's development costs. For the three and six months ended June 30, 2015, stock-based compensation cost for employees was $1,839,000 and $4,180,000, respectively, of which $399,000 and $821,000 were capitalized as part of the Company's development costs.

Stock-based compensation expense for directors was $133,000 and $266,000 for the three and six months ended June 30, 2016, respectively, and $124,000 and $248,000 for the same periods of 2015.

In the second quarter of 2016, the Company’s Board of Directors approved an equity compensation plan for its executive officers based upon certain annual performance measures (primarily funds from operations (FFO) per share and total shareholder return).  Any shares issued pursuant to this compensation plan will be determined by the Compensation Committee in its discretion and issued in the first quarter of 2017.  The number of shares to be issued on the grant date could range from zero to 44,848.  These shares would generally vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years.

Also in the second quarter of 2016, EastGroup’s Board of Directors approved a long-term equity compensation plan for the Company’s executive officers. The awards will be based on the results of the Company's total shareholder return, both on an absolute basis for 2016 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index over the five-year period ending December 31, 2016. Any shares issued pursuant to this equity compensation plan will be determined by the Compensation Committee in its discretion and issued in the first quarter of 2017.  The number of shares to be issued on the grant date could range from zero to 47,275.  These shares would generally vest 25% on the date shares are determined and awarded and 25% per year on each January 1 for the subsequent three years.

Notwithstanding the foregoing, any shares issued to the Company’s Chief Financial Officer, N. Keith McKey, under these plans will become fully vested on the grant date of the awards which is expected to occur in the first quarter of 2017.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first six months of 2016, the Company withheld 57,316 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the first six months of 2016 was $10,013,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended		Six Months Ended
Award Activity:	June 30, 2016		June 30, 2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	170,326	$51.17	260,906	$52.69
Granted	—	—	65,279	56.05
Forfeited	—	—	(910)	52.89
Vested	(23,281)	58.27	(178,230)	56.09
Unvested at end of period	147,045	$50.05	147,045	$50.05

(16)	RISKS AND UNCERTAINTIES

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to Consolidation Analysis, under which all legal entities are subject to reevaluation under the revised consolidation model. The ASU modifies whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. EastGroup adopted ASU 2015-02 effective January 1, 2016, and the adoption of ASU 2015-02 had an immaterial impact on the Company's financial condition and results of operations.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheet Items as of December 31, 2015:	As Presented in the Company’s 2015 Form 10-K	As Presented in the Company’s Form 10-Q Beginning With the Period Ended March 31, 2016
	(In thousands)
Other assets	$96,186	91,858
Total assets	1,666,232	1,661,904
Secured debt	351,401	350,285
Unsecured debt	530,000	528,210
Unsecured bank credit facilities	150,836	149,414
Total liabilities	1,107,031	1,102,703
Total liabilities and equity	1,666,232	1,661,904

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$10	10	48	48
Cash held in escrow for 1031 exchange	4,805	4,805	—	—
Mortgage loans receivable	4,815	4,863	4,875	4,896
Interest rate swap assets	—	—	400	400
Financial Liabilities:
Secured debt (2)	342,008	359,982	351,401	366,491
Unsecured debt (2)	595,000	586,233	530,000	509,326
Unsecured bank credit facilities (2)	36,317	36,314	150,836	150,670
Interest rate swap liabilities	12,403	12,403	3,960	3,960
(1) Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as explained in the notes below.
(2) Carrying amounts and fair values shown in the table exclude debt issuance costs (see Note 9 for additional information).

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

In June, EastGroup executed a commitment letter for a $40 million senior unsecured term loan which is expected to close in late July. The loan has a five-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.10%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.335%.

Subsequent to quarter-end, EastGroup sold land in Houston (7 acres) and Dallas (8 acres) in separate transactions for a total of $2.6 million. In addition, the Company is under contract to sell 4 acres of land in Houston; this transaction is expected to close in July 2016. The Company expects to record gains on the sales in the third quarter of 2016.

Also subsequent to quarter-end, EastGroup acquired Parc North, a four-building complex in Fort Worth, Texas, for $32 million. The buildings, which contain 446,000 square feet and are currently 37% leased, were recently developed by the seller and are considered to be in the lease-up phase of development.

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

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the first six months of 2016, EastGroup closed a $65 million unsecured term loan and issued 447,665 shares of commons stock through its continuous common equity program, providing net proceeds to the Company of $29.6 million. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue source is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the six months ended June 30, 2016, leases expired on 3,648,000 square feet (10.7% of EastGroup’s total square footage of 34,176,000), and the Company was successful in renewing or re-leasing 87% of the expiring square feet.  In addition, EastGroup leased 1,063,000 square feet of other vacant space during this period.  During the first six months of 2016, average rental rates on new and renewal leases increased by 12.0%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 2.7% for the quarter ended June 30, 2016, as compared to the same quarter in 2015. For the six months ended June 30, 2016, PNOI from same properties increased 2.3% as compared to the same period in 2015.

EastGroup’s total leased percentage was 97.2% at June 30, 2016, compared to 97.1% at June 30, 2015.  Leases scheduled to expire for the remainder of 2016 were 3.6% of the portfolio on a square foot basis at June 30, 2016, and this percentage was reduced to 2.7% as of July 21, 2016.

The Company generates new sources of leasing revenue through its development and acquisition programs. EastGroup continues to see targeted development as a contributor to the Company’s long-term growth.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.   During the first six months of 2016, EastGroup acquired 81 acres of development land in Charlotte and San Antonio for $7.1 million. In addition, the Company began construction of six development projects containing 700,000 square feet in San Antonio, Dallas, Tampa and Orlando.  EastGroup also transferred six properties (495,000 square feet) in Tampa, San Antonio and Houston from its development program to real estate properties with costs of $33.3 million at the date of transfer.  As of June 30, 2016, EastGroup’s development program consisted of 14 projects (1,869,000 square feet) located in Orlando, Tampa, Charlotte, Dallas, San Antonio and Phoenix.  The projected total investment for the development projects, which were collectively 33% leased as of July 21, 2016, is $134 million, of which $52 million remained to be invested as of June 30, 2016.

EastGroup sold 906,000 square feet in Houston during the first six months of 2016. These sales reduce the Company's PNOI in Houston as a percentage of total PNOI below 19%. The Company will continue to evaluate its investments in this market but plans for Houston to remain a core market.

Including the Houston sales, the Company sold 1,164,000 square feet of operating properties and 5 acres of land during the first six months of 2016, generating gross proceeds of $75.4 million. EastGroup recognized $42,313,000 in Gain on sales of real estate investments and $143,000 in Gain on sales of non-operating real estate (included in Other in the Consolidated Statements of Income and Comprehensive Income) during the six months ended June 30, 2016.

Typically, the Company initially funds its development and acquisition programs through its $335 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In March 2016, Moody's Investors Service affirmed EastGroup's issuer rating of Baa2 with a stable outlook. In April, Fitch Ratings affirmed EastGroup's issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. The Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income from real estate operations	$61,882	57,827	123,450	115,402
Expenses from real estate operations	(17,758)	(16,047)	(35,578)	(32,460)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(227)	(209)	(428)	(420)
PNOI from 50% owned unconsolidated investment	215	208	445	416
PROPERTY NET OPERATING INCOME	$44,112	41,779	87,889	82,938

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

The following table presents reconciliations of Net Income to PNOI for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
NET INCOME	$44,093	14,663	65,923	24,724
Gain on sales of real estate investments	(30,981)	(2,903)	(42,313)	(2,903)
Gain on sales of non-operating real estate	(133)	—	(143)	(123)
Interest income	(64)	(65)	(128)	(130)
Other income	(35)	(17)	(56)	(34)
Interest rate swap ineffectiveness	—	—	5	—
Depreciation and amortization	19,233	17,984	38,395	36,126
Company's share of depreciation from unconsolidated investment	31	31	62	60
Interest expense	9,172	8,483	18,237	17,288
General and administrative expense	3,023	3,812	8,335	8,350
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(227)	(209)	(428)	(420)
PROPERTY NET OPERATING INCOME	$44,112	41,779	87,889	82,938

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$43,913	14,533	65,624	24,463
Depreciation and amortization	19,233	17,984	38,395	36,126
Company's share of depreciation from unconsolidated investment	31	31	62	60
Depreciation and amortization from noncontrolling interest	(56)	(52)	(110)	(102)
Gain on sales of real estate investments	(30,981)	(2,903)	(42,313)	(2,903)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$32,140	29,593	61,658	57,644
Net income attributable to common stockholders per diluted share	$1.35	0.45	2.03	0.76
Funds from operations (FFO) attributable to common stockholders per diluted share	0.99	0.92	1.90	1.79
Diluted shares for earnings per share and funds from operations	32,440	32,139	32,370	32,121

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the second quarter of 2016 was $.99 per share compared with $.92 per share for the same period of 2015, an increase of 7.6%. For the six months ended June 30, 2016, FFO was $1.90 per share compared with $1.79 per share for the same period of 2015, an increase of 6.1%.

•
For the three months ended June 30, 2016, PNOI increased by $2,333,000, or 5.6%, compared to the same period in 2015. PNOI increased $1,511,000 from newly developed and redeveloped properties, $1,074,000 from same property operations and $587,000 from 2015 acquisitions; PNOI decreased $802,000 from properties sold in 2015 and 2016.

For the six months ended June 30, 2016, PNOI increased by $4,951,000, or 6.0%, compared to the same period in 2015. PNOI increased $3,083,000 from newly developed and redeveloped properties, $1,844,000 from same property operations and $1,174,000 from 2015 acquisitions; PNOI decreased $1,093,000 from properties sold in 2015 and 2016.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 2.7% for the three months ended June 30, 2016, and increased 2.3% for the six months compared to the same periods in 2015.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy was 96.1% for the three months ended June 30 in both 2016 and 2015. Same property average occupancy for the six months ended June 30, 2016, was 96.0% compared to 96.3% for the same period of 2015.

•
The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.59 per square foot for the three months ended June 30, 2016, compared to $5.25 per square foot for the same period of 2015. The same property average rental rate was $5.56 per square foot for the six months ended June 30, 2016, compared to $5.23 per square foot for the same period of 2015.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2016, was 95.7%.  Quarter-end occupancy ranged from 95.7% to 96.2% over the previous four quarters ended June 30, 2015 to March 31, 2016.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (5.4% of total square footage) averaged 6.9% for the second quarter of 2016. For the six months ended June 30, 2016, rental rate increases on new and renewal leases (12.4% of total square footage) averaged 12.0%.

•
Lease termination fee income for the three and six months ended June 30, 2016 was $255,000 and $438,000 respectively, compared to $20,000 and $81,000 for the same periods of 2015. The Company recorded bad debt expense of $334,000 and $458,000 for the three and six months ended June 30, 2016. The Company recorded bad debt recoveries of $17,000 for the three months ended June 30, 2015, and recorded bad debt expense of $338,000 for the six months ended June 30, 2015.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,654,848,000 at June 30, 2016, a decrease of $7,056,000 from December 31, 2015.  Liabilities decreased $55,344,000 to $1,047,359,000, and equity increased $48,288,000 to $607,489,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real estate properties decreased $5,973,000 during the six months ended June 30, 2016, primarily due to the sale of the following properties during the period: Northwest Point Distribution and Service Centers, Lockwood Distribution Center, West Loop Distribution Center 1 & 2 and America Plaza in Houston; North Stemmons II and III in Dallas; two of its four Interstate Commons Distribution Center buildings in Phoenix; and Castilian Research Center in Santa Barbara, California (1,164,000 square feet combined). These decreases were partially offset by capital improvements at the Company’s properties and the transfer of six properties from Development, as detailed under Development below.

During the six months ended June 30, 2016, the Company made capital improvements of $10,454,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $3,763,000 on development properties subsequent to transfer to Real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

Development
EastGroup’s investment in development at June 30, 2016 consisted of properties in lease-up and under construction of $81,322,000 and prospective development (primarily land) of $85,436,000.  The Company’s total investment in development at June 30, 2016 was $166,758,000 compared to $170,441,000 at December 31, 2015.  Total capital invested for development during the first six months of 2016 was $37,669,000, which primarily consisted of costs of $28,764,000 and $830,000 as detailed in the Development Activity table below and costs of $3,763,000 on development properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $902,000 and $1,793,000 for the three and six months ended June 30, 2016, respectively, compared to $1,115,000 and $2,042,000 in the same periods of 2015.

During the first six months of 2016, EastGroup purchased 81 acres of development land in Charlotte and San Antonio for $7,139,000. Costs associated with this land acquisition are included in the Development Activity table below. These increases were offset by the sale of 5 acres of land during the six months and the reclassification of an additional 19 acres of land to Real estate assets held for sale as of June 30, 2016.

The Company transferred six development properties to Real estate properties during the first six months of 2016 with a total investment of $33,277,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT ACTIVITY		Costs Transferred in 2016 (1)	For the Six Months Ended 6/30/2016 (2)	Cumulative as of 6/30/2016	Estimated Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Horizon III, Orlando, FL	109,000	$—	1,224	7,339	7,800	07/16
Kyrene 202 VI, Phoenix, AZ	123,000	—	551	7,571	9,500	09/16
ParkView 1-3, Dallas, TX	276,000	—	2,384	19,640	21,700	10/16
South 35th Avenue, Phoenix, AZ (3)	124,000	—	395	1,566	1,900	01/17
Ten Sky Harbor, Phoenix, AZ	64,000	—	1,470	5,122	6,000	04/17
Total Lease-Up	696,000	—	6,024	41,238	46,900
UNDER CONSTRUCTION
Alamo Ridge III, San Antonio, TX	135,000	—	2,848	5,228	12,200	02/17
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	—	6,498	13,258	16,200	07/17
Steele Creek VI, Charlotte, NC	137,000	—	3,234	6,138	7,600	07/17
Madison IV & V, Tampa, FL	145,000	1,069	2,730	3,799	9,400	10/17
Horizon VII, Orlando, FL	109,000	2,344	631	2,975	8,000	11/17
Alamo Ridge IV, San Antonio, TX	97,000	843	1,104	1,947	6,000	12/17
CreekView 121 1 & 2, Dallas, TX	193,000	3,481	1,578	5,059	16,700	12/17
Eisenhauer Point 3, San Antonio, TX	71,000	808	49	857	5,400	03/18
Eisenhauer Point 4, San Antonio, TX	85,000	777	46	823	5,200	03/18
Total Under Construction	1,173,000	9,322	18,718	40,084	86,700
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	261,000	—	271	3,758
Tucson, AZ	70,000	—	—	417
Fort Myers, FL	663,000	—	72	17,930
Orlando, FL	803,000	(2,344)	(27)	18,000
Tampa, FL	148,000	(1,069)	55	3,625
Jackson, MS	28,000	—	—	706
Charlotte, NC	756,000	—	4,578	8,999
Dallas, TX	227,000	(3,481)	(934)	3,711
El Paso, TX	251,000	—	—	2,444
Houston, TX	1,476,000	—	(3,789)	20,798
San Antonio, TX	544,000	(2,428)	3,796	5,048
Total Prospective Development	5,227,000	(9,322)	4,022	85,436
	7,096,000	$—	28,764	166,758
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2016	Building Size (Square feet)					Building Conversion Date
Alamo Ridge I, San Antonio, TX	96,000	$—	26	7,378		02/16
Alamo Ridge II, San Antonio, TX	62,000	—	28	4,167		02/16
Madison II & III, Tampa, FL	127,000	—	(14)	7,403		02/16
West Road III, Houston, TX	78,000	—	57	4,839		03/16
Ten West Crossing 7, Houston, TX	67,000	—	91	4,163		04/16
West Road IV, Houston, TX	65,000	—	642	5,327		06/16
Total Transferred to Real Estate Properties	495,000	$—	830	33,277	(4)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Negative amounts include land sold, land moved to held for sale, and development infrastructure cost reimbursements.
(3) This property is a manufacturing building undergoing redevelopment to a multi-tenant use building.
(4) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $6,639,000 during the first six months of 2016 due primarily to depreciation expense, offset by the sale of 1.2 million square feet of operating properties during the period.

Real Estate Assets Held for Sale
Real estate assets held for sale increased $3,232,000 during the first six months of 2016. The Company owned three parcels of land in Houston and Dallas that were classified as held for sale as of June 30, 2016. Subsequent to quarter-end, EastGroup sold land in Houston (7 acres) and Dallas (8 acres) in separate transactions for a total of $2.6 million. In addition, the Company is under contract to sell 4 acres of land in Houston; this transaction is expected to close in late July 2016. The Company expects to record gains on the sales in the third quarter of 2016.

Other Assets
Other assets increased $6,242,000 during the first six months of 2016.  A summary of Other assets follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Leasing costs (principally commissions)	$61,182	59,043
Accumulated amortization of leasing costs	(24,132)	(23,455)
Leasing costs (principally commissions), net of accumulated amortization	37,050	35,588

Straight-line rents receivable	27,021	26,482
Allowance for doubtful accounts on straight-line rents receivable	(137)	(167)
Straight-line rents receivable, net of allowance for doubtful accounts	26,884	26,315

Accounts receivable	3,514	5,615
Allowance for doubtful accounts on accounts receivable	(517)	(394)
Accounts receivable, net of allowance for doubtful accounts	2,997	5,221

Acquired in-place lease intangibles	17,642	19,061
Accumulated amortization of acquired in-place lease intangibles	(8,931)	(8,205)
Acquired in-place lease intangibles, net of accumulated amortization	8,711	10,856

Acquired above market lease intangibles	1,232	1,337
Accumulated amortization of acquired above market lease intangibles	(664)	(684)
Acquired above market lease intangibles, net of accumulated amortization	568	653

Mortgage loans receivable	4,815	4,875
Interest rate swap assets	—	400
Receivable for common stock offerings	4,950	—
Escrow deposits for 1031 exchange	4,805	—
Goodwill	990	990
Prepaid expenses and other assets	6,330	6,960
Total Other assets	$98,100	91,858

Liabilities
Secured debt decreased $9,555,000 during the six months ended June 30, 2016.  The decrease primarily resulted from regularly scheduled principal payments of $9,376,000.

Unsecured debt increased $64,464,000 during the six months ended June 30, 2016 primarily due to the closing of a $65 million unsecured term loan in April 2016.

Unsecured bank credit facilities decreased $114,321,000 during the six months ended June 30, 2016, mainly due to repayments of $282,802,000 exceeding proceeds of $168,283,000 during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses decreased $2,622,000 during the first six months of 2016.  A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Property taxes payable	$17,362	16,055
Development costs payable	7,120	6,215
Property capital expenditures payable	2,513	2,818
Interest payable	3,924	3,704
Dividends payable on unvested restricted stock	1,310	2,157
Other payables and accrued expenses	9,330	13,232
Total Accounts payable and accrued expenses	$41,559	44,181

Other liabilities increased $6,690,000 during the six months ended June 30, 2016.  A summary of the Company’s Other liabilities follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Security deposits	$14,077	13,943
Prepaid rent and other deferred income	8,922	10,003

Acquired below-market lease intangibles	3,472	3,485
Accumulated amortization of below-market lease intangibles	(1,673)	(1,353)
Acquired below-market lease intangibles, net of accumulated amortization	1,799	2,132

Interest rate swap liabilities	12,403	3,960
Prepaid tenant improvement reimbursements	87	493
Other liabilities	15	82
Total Other liabilities	$37,303	30,613

Equity
Additional paid-in capital increased $30,836,000 during the six months ended June 30, 2016.  The increase primarily resulted from the issuance of 447,665 shares of common stock under the Company's continuous equity program (as discussed in Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 15 in the Notes to Consolidated Financial Statements).

For the six months ended June 30, 2016, Distributions in excess of earnings decreased $26,352,000 as a result of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $65,624,000 exceeding dividends on common stock of $39,272,000.

Accumulated other comprehensive loss increased $8,859,000 during the six months ended June 30, 2016. The increase resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2016, was $43,913,000 ($1.36 per basic and $1.35 per diluted share) and $65,624,000 ($2.03 per basic and diluted share), respectively, compared to $14,533,000 ($.45 per basic and diluted share) and $24,463,000 ($.76 per basic and diluted share) for the same periods in 2015.

PNOI for the three months ended June 30, 2016, increased by $2,333,000, or 5.6%, compared to the same period in 2015. PNOI increased $1,511,000 from newly developed and redeveloped properties, $1,074,000 from same property operations and $587,000 from 2015 acquisitions; PNOI decreased $802,000 from properties sold in 2015 and 2016. Lease termination fee income was $255,000 and $20,000 for the three months ended June 30, 2016 and 2015, respectively. The Company recorded bad debt expense of $334,000 during the three months ended June 30, 2016, and recorded bad debt recoveries of $17,000 for the same three month period in 2015. Straight-lining of rent increased Income from real estate operations by $348,000 and $177,000 for the three months ended June 30, 2016 and 2015, respectively.

PNOI for the six months ended June 30, 2016, increased by $4,951,000, or 6.0%, compared to the same period in 2015. PNOI increased $3,083,000 from newly developed and redeveloped properties, $1,844,000 from same property operations and $1,174,000 from 2015 acquisitions; PNOI decreased $1,093,000 from properties sold in 2015 and 2016. Lease termination fee income was $438,000 and $81,000 for the six months ended June 30, 2016 and 2015, respectively. The Company recorded bad debt expense of $458,000 and $338,000 during the six months ended June 30, 2016 and 2015, respectively. Straight-lining of rent increased Income from real estate operations by $1,224,000 and $729,000 for the six months ended June 30, 2016 and 2015, respectively.

EastGroup signed 42 leases with free rent concessions on 1,222,000 square feet during the three months ended June 30, 2016, with total free rent concessions of $1,713,000 over the lives of the leases. During the same period of 2015, the Company signed 47 leases with free rent concessions on 1,327,000 square feet with total free rent concessions of $1,492,000 over the lives of the leases.

During the six months ended June 30, 2016, EastGroup signed 83 leases with free rent concessions on 2,098,000 square feet with total free rent concessions of $2,633,000 over the lives of the leases. During the same period of 2015, the Company signed 81 leases with free rent concessions on 2,035,000 square feet with total free rent concessions of $2,196,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from real estate operations as a percentage of Income from real estate operations, were 28.7% and 28.8% for the three and six months ended June 30, 2016, respectively, compared to 27.8% and 28.1% for the same periods in 2015. The Company’s percentage of leased square footage was 97.2% at June 30, 2016, compared to 97.1% at June 30, 2015.  Occupancy at June 30, 2016 was 95.7% compared to 96.2% at June 30, 2015.

Interest expense increased $689,000 and $949,000 for the three and six months ended June 30, 2016, compared to the same periods in 2015. The following table presents the components of Interest expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest (excluding amortization of facility fees and debt issuance costs)	$226	371	(145)	773	704	69
Amortization of facility fees - unsecured bank credit facilities	167	140	27	333	279	54
Amortization of debt issuance costs - unsecured bank credit facilities	112	103	9	224	206	18
Total variable rate interest expense	505	614	(109)	1,330	1,189	141
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding amortization of debt issuance costs)	4,636	5,204	(568)	9,336	11,044	(1,708)
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	4,983	3,777	1,206	9,484	7,124	2,360
Amortization of debt issuance costs - secured debt	99	102	(3)	188	223	(35)
Amortization of debt issuance costs - unsecured debt	140	101	39	252	202	50
Total fixed rate interest expense	9,858	9,184	674	19,260	18,593	667
Total interest	10,363	9,798	565	20,590	19,782	808
Less capitalized interest	(1,191)	(1,315)	124	(2,353)	(2,494)	141
TOTAL INTEREST EXPENSE	$9,172	8,483	689	18,237	17,288	949

(1) Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense decreased by $109,000 and increased by $141,000 for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The decrease for the three months was primarily due to a decrease in the Company's average unsecured bank credit facilities borrowings as shown in the table below. The increase for the six months was primarily due to increases in the Company's average unsecured bank credit facilities borrowings and weighted average variable interest rates as shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(In thousands, except rates of interest)
Average unsecured bank credit facilities borrowings	$62,995	109,502	(46,507)	108,558	104,916	3,642
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	1.44%	1.36%		1.43%	1.35%

The Company's fixed rate interest expense increased by $674,000 and $667,000 for the three and six months ended June 30, 2016, as compared to the same periods in 2015, as a result of the debt activity described below.

Secured debt interest decreased during the three and six month periods ended June 30, 2016, as compared to the same periods in 2015 as a result of regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $9,376,000 during the six months ended June 30, 2016. During the year ended December 31, 2015, regularly scheduled principal payments on secured debt were $20,484,000. The details of the secured debt repaid in 2015 are shown in the following table:

SECURED DEBT REPAID IN 2015	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Beltway II-IV, Commerce Park I, Eastlake, Fairgrounds, Nations Ford, Techway Southwest III, Wetmore 1-4 and World Houston 15 & 22	5.50%	03/06/2015	$57,450
Country Club I, Lake Pointe, Techway Southwest II and World Houston 19 & 20	4.98%	11/06/2015	24,403
Weighted Average/Total Amount for 2015	5.34%		$81,853

EastGroup did not obtain any new secured debt during 2015 or during the first six months of 2016, and there were no secured debt balloon payments in the first six months of 2016.

The Company's unsecured debt interest increased during the three and six months ended June 30, 2016, compared to the same periods of 2015 as a result of the Company's unsecured debt activity described below. The details of the unsecured debt obtained in 2015 and 2016 are shown in the following table:

NEW UNSECURED DEBT IN 2015 AND 2016	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$75 Million Unsecured Term Loan (1)	3.031%	03/02/2015	02/28/2022	$75,000
$25 Million Senior Unsecured Notes	3.970%	10/01/2015	10/01/2025	25,000
$50 Million Senior Unsecured Notes	3.990%	10/07/2015	10/07/2025	50,000
$65 Million Unsecured Term Loan (2)	2.863%	04/01/2016	04/01/2023	65,000
Weighted Average/Total Amount for 2015 and 2016	3.312%			$215,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.031% as of June 30, 2016. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 165 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.863% as of June 30, 2016. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest decreased $124,000 and $141,000 for the three and six months ended June 30, 2016, as compared to the same periods of 2015.

Depreciation and amortization expense increased $1,249,000 and $2,269,000 for the three and six months ended June 30, 2016, as compared to the same periods in 2015 primarily due to the operating properties acquired by the Company in 2015 and the properties transferred from Development in 2015 and 2016, partially offset by operating properties sold in 2015 and 2016.

General and administrative expense decreased $789,000 and $15,000 for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The decrease for the three month period was primarily due to additional expenses recorded in the 2015 period for the accelerated restricted stock vestings for the Company's Chief Financial Officer and for its retiring Chief Executive Officer (CEO).

Gain on sales of real estate investments increased $28,078,000 and $39,410,000 for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The following paragraphs explain the changes in detail. The gains on the sales of operating properties are included in Gain on sales of real estate investments, and the gains on the sales of land are included in Other.

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

During the second quarter of 2016, the Company sold the following operating properties in separate transactions: America Plaza, Lockwood Distribution Center, and West Loop Distribution Center 1 & 2 in Houston; North Stemmons II in Dallas; two of its four Interstate Commons Distribution Center buildings in Phoenix; and Castilian Research Center in Santa Barbara, California. The properties contain a combined 872,000 square feet and were sold for $55,210,000. EastGroup recognized gains on the sales of $30,981,000. Also during the second quarter of 2016, EastGroup sold a small parcel of land in Dallas for $644,000 and recognized a gain of $133,000.

EastGroup sold a small parcel of land in New Orleans during the first quarter of 2015 for $170,000 and recognized a gain of $123,000. During the second quarter of 2015, EastGroup sold one operating property, the last of its three Ambassador Row Warehouses in Dallas containing 185,000 square feet, for $5,250,000 and recognized a gain of $2,903,000.

Capital Expenditures
Capital expenditures for EastGroup's operating properties for the three and six months ended June 30, 2016 and 2015 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2016	2015	2016	2015
		(In thousands)
Upgrade on Acquisitions	40 yrs	$248	3	287	3
Tenant Improvements:
New Tenants	Lease Life	1,600	2,032	3,909	3,859
Renewal Tenants	Lease Life	846	597	1,337	997
Other:
Building Improvements	5-40 yrs	1,177	1,190	2,477	1,997
Roofs	5-15 yrs	419	5,153	1,832	5,252
Parking Lots	3-5 yrs	106	49	279	191
Other	5 yrs	132	232	333	384
Total Capital Expenditures (1)		$4,528	9,256	10,454	12,683

(1)	Reconciliation of Total Capital Expenditures to Real estate improvements on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Total Capital Expenditures	$10,454	12,683
Change in Real Estate Property Payables	305	(1,090)
Real Estate Improvements	$10,759	11,593

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2016 and 2015 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2016	2015	2016	2015
		(In thousands)
Development	Lease Life	$1,039	916	1,856	1,703
New Tenants	Lease Life	1,410	947	3,022	1,833
Renewal Tenants	Lease Life	949	774	2,219	2,009
Total Capitalized Leasing Costs		$3,398	2,637	7,097	5,545
Amortization of Leasing Costs		$2,446	2,223	4,831	4,383

Real Estate Sold and Held for Sale/Discontinued Operations
In accordance with FASB Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the Company would report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, the Company would provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation.

The Company does not consider its sales in 2015 and the first six months of 2016 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

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

During the second quarter of 2016, the Company sold the following operating properties in separate transactions: America Plaza, Lockwood Distribution Center, and West Loop Distribution Center 1 & 2 in Houston; North Stemmons II in Dallas; two of its four Interstate Commons Distribution Center buildings in Phoenix; and Castilian Research Center in Santa Barbara, California. The properties contain a combined 872,000 square feet and were sold for $55,210,000. EastGroup recognized gains on the sales of $30,981,000. Also during the second quarter of 2016, EastGroup sold a small parcel of land in Dallas for $644,000 and recognized a gain of $133,000.

The Company owned three parcels of land in Houston and Dallas that were classified as held for sale on the June 30, 2016 Consolidated Balance Sheet. Subsequent to quarter-end, EastGroup sold land in Houston (7 acres) and Dallas (8 acres) in separate transactions for a total of $2.6 million. In addition, the Company is under contract to sell 4 acres of land in Houston; this transaction is expected to close in late July 2016. The Company expects to record gains on the sales in the third quarter of 2016.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to Consolidation Analysis, under which all legal entities are subject to reevaluation under the revised consolidation model. The ASU modifies whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. EastGroup adopted ASU 2015-02 effective January 1, 2016, and the adoption of ASU 2015-02 had an immaterial impact on the Company's financial condition and results of operations.

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

Balance Sheet Items as of December 31, 2015:	As Presented in the Company’s 2015 Form 10-K	As Presented in the Company’s Form 10-Q Beginning With the Period Ended March 31, 2016
	(In thousands)
Other assets	$96,186	91,858
Total assets	1,666,232	1,661,904
Secured debt	351,401	350,285
Unsecured debt	530,000	528,210
Unsecured bank credit facilities	150,836	149,414
Total liabilities	1,107,031	1,102,703
Total liabilities and equity	1,666,232	1,661,904

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $64,420,000 for the six months ended June 30, 2016.  The primary other sources of cash were from borrowings on unsecured bank credit facilities, proceeds from sales of real estate investments and non-operating real estate, proceeds from unsecured debt and proceeds from common stock offerings.  The Company distributed $40,119,000 in common stock dividends during the six months ended June 30, 2016.  Other primary uses of cash were for repayments on unsecured bank credit facilities, the construction and development of properties and capital improvements at various properties.

Total debt at June 30, 2016 and December 31, 2015 is detailed below.  The Company’s unsecured bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(In thousands)
Secured debt, carrying amount	$342,008	351,401
Unamortized debt issuance costs	(1,278)	(1,116)
Secured debt	340,730	350,285

Unsecured debt, carrying amount	595,000	530,000
Unamortized debt issuance costs	(2,326)	(1,790)
Unsecured debt	592,674	528,210

Unsecured bank credit facilities, carrying amount	36,317	150,836
Unamortized debt issuance costs	(1,224)	(1,422)
Unsecured bank credit facilities	35,093	149,414

Total debt	$968,497	1,027,909

EastGroup has a $300 million unsecured revolving credit facility with a group of nine banks that matures in July 2019. The credit facility contains options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2016, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At June 30, 2016, the weighted average interest rate was 1.460% on a balance of $25,000,000.

The Company also has a $35 million unsecured revolving credit facility that matures in July 2019. This credit facility automatically extends for one year if the extension option in the $300 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of June 30, 2016, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At June 30, 2016, the interest rate was 1.465% on a balance of $11,317,000.

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

During the six months ended June 30, 2016, the Company issued and sold 447,665 shares of common stock under its continuous equity program at an average price of $67.01 per share with gross proceeds to the Company of $30,000,000. The Company incurred offering-related costs of $357,000 during the six months, resulting in net proceeds to the Company of $29,643,000. As of July 22, 2016, the Company has 8,199,184 shares of common stock remaining to sell under the program.

In April 2016, EastGroup closed a $65 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.65%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.863%.

In June, EastGroup executed a commitment letter for a $40 million senior unsecured term loan which is expected to close in late July. The loan has a five-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.10%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.335%.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2015, did not materially change during the six months ended June 30, 2016, except for the increase in Unsecured debt and the decreases in Secured debt and Unsecured bank credit facilities discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of June 30, 2016.

	July – December 2016	2017	2018	2019		2020	Thereafter	Total	Fair Value
Secured debt (in thousands)	$83,412	58,239	11,316	55,569		9,097	124,375	342,008	359,982	(1)
Weighted average interest rate	5.83%	5.50%	5.21%	7.01%		4.43%	4.42%	5.39%
Unsecured debt (in thousands)	$—	—	130,000	75,000		105,000	285,000	595,000	586,233	(1)
Weighted average interest rate	—	—	3.21%	2.85%		3.77%	3.43%	3.37%
Unsecured bank credit facilities (in thousands)	$—	—	—	36,317	(2)	—	—	36,317	36,314	(3)
Weighted average interest rate	—	—	—	1.46%	(4)	—	—	1.46%

(1)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

(2)
The variable rate debt matures in July 2019 and is comprised of two unsecured bank credit facilities with balances of $25,000,000 on the $300 million unsecured bank credit facility and $11,317,000 on the $35 million unsecured bank credit facility as of June 30, 2016.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(4)	Represents the weighted average interest rate as of June 30, 2016.

As the table above incorporates only those exposures that existed as of June 30, 2016, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 15 basis points, interest expense and cash flows would increase or decrease by approximately $53,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
04/01/16 thru 04/30/16	9,775	(1)	$59.87	—	—
05/01/16 thru 05/31/16	—		—	—	—
06/01/16 thru 06/30/16	—		—	—	—
Total	9,775		$59.87	—

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
(a) Marshall A. Loeb, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  July 22, 2016

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary