Form 10-Q
period 2016-09-30
EASTGROUP PROPERTIES INC
filed 2016-10-21
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2016                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of October 20, 2016 was 32,904,064.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate properties	$2,089,680	2,049,007
Development	206,820	170,441
	2,296,500	2,219,448
Less accumulated depreciation	(679,948)	(657,454)
	1,616,552	1,561,994
Unconsolidated investment	7,707	8,004
Cash	33	48
Other assets	94,151	91,858
TOTAL ASSETS	$1,718,443	1,661,904

LIABILITIES AND EQUITY

LIABILITIES
Secured debt	$260,910	350,285
Unsecured debt	553,035	528,210
Unsecured bank credit facilities	205,451	149,414
Accounts payable and accrued expenses	56,045	44,181
Other liabilities	37,972	30,613
Total Liabilities	1,113,413	1,102,703

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 32,904,064 shares issued and outstanding at September 30, 2016 and 32,421,460 at December 31, 2015	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	918,807	887,207
Distributions in excess of earnings	(308,298)	(328,892)
Accumulated other comprehensive loss	(9,709)	(3,456)
Total Stockholders’ Equity	600,803	554,862
Noncontrolling interest in joint ventures	4,227	4,339
Total Equity	605,030	559,201
TOTAL LIABILITIES AND EQUITY	$1,718,443	1,661,904

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Income from real estate operations	$63,178	58,520	186,628	173,922
Other income	12	33	68	67
	63,190	58,553	186,696	173,989
EXPENSES
Expenses from real estate operations	18,552	16,795	54,130	49,255
Depreciation and amortization	19,361	18,232	57,756	54,358
General and administrative	2,328	3,179	10,663	11,529
Acquisition costs	161	—	161	—
	40,402	38,206	122,710	115,142
OPERATING INCOME	22,788	20,347	63,986	58,847
OTHER INCOME (EXPENSE)
Interest expense	(8,841)	(8,492)	(27,078)	(25,780)
Gain on sales of real estate investments	—	—	42,313	2,903
Other	853	242	1,502	851
NET INCOME	14,800	12,097	80,723	36,821
Net income attributable to noncontrolling interest in joint ventures	(139)	(129)	(438)	(390)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	14,661	11,968	80,285	36,431
Other comprehensive income (loss) - cash flow hedges	2,606	(5,140)	(6,253)	(4,553)
TOTAL COMPREHENSIVE INCOME	$17,267	6,828	74,032	31,878
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.45	.37	2.47	1.14
Weighted average shares outstanding	32,741	32,126	32,458	32,068
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.45	.37	2.47	1.13
Weighted average shares outstanding	32,823	32,248	32,519	32,160
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2015	$3	887,207	(328,892)	(3,456)	4,339	559,201
Net income	—	—	80,285	—	438	80,723
Net unrealized change in fair value of interest rate swaps	—	—	—	(6,253)	—	(6,253)
Common dividends declared – $1.82 per share	—	—	(59,691)	—	—	(59,691)
Stock-based compensation, net of forfeitures	—	5,016	—	—	—	5,016
Issuance of 447,665 shares of common stock, common stock offering, net of expenses	—	29,643	—	—	—	29,643
Issuance of 2,564 shares of common stock, dividend reinvestment plan	—	172	—	—	—	172
Withheld 57,316 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(3,231)	—	—	—	(3,231)
Distributions to noncontrolling interest	—	—	—	—	(550)	(550)
BALANCE, SEPTEMBER 30, 2016	$3	918,807	(308,298)	(9,709)	4,227	605,030

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$80,723	36,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,756	54,358
Stock-based compensation expense	3,959	5,185
Gain on sales of real estate investments and non-operating real estate	(43,046)	(3,026)
Changes in operating assets and liabilities:
Accrued income and other assets	2,061	2,544
Accounts payable, accrued expenses and prepaid rent	5,221	6,765
Other	278	(87)
NET CASH PROVIDED BY OPERATING ACTIVITIES	106,952	102,560
INVESTING ACTIVITIES
Real estate development	(94,781)	(75,768)
Purchases of real estate	(24,955)	—
Real estate improvements	(17,184)	(17,753)
Proceeds from sales of real estate investments and non-operating real estate	77,298	5,156
Repayments on mortgage loans receivable	91	87
Changes in accrued development costs	7,469	159
Changes in other assets and other liabilities	(11,995)	(6,333)
NET CASH USED IN INVESTING ACTIVITIES	(64,057)	(94,452)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	444,314	273,253
Repayments on unsecured bank credit facilities	(388,569)	(229,508)
Repayments on secured debt	(89,295)	(73,031)
Proceeds from unsecured debt	105,000	75,000
Repayments on unsecured debt	(80,000)	—
Debt issuance costs	(1,165)	(1,767)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(60,418)	(56,549)
Proceeds from common stock offerings	29,643	6,233
Proceeds from dividend reinvestment plan	179	189
Other	(2,599)	(1,597)
NET CASH USED IN FINANCING ACTIVITIES	(42,910)	(7,777)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15)	331
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48	11
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33	342
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $3,737 and $3,903 for 2016 and 2015, respectively	$25,977	25,958

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2015 and September 30, 2016, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  During the second quarter of 2016, Castilian Research Center was sold, and the joint venture is in the process of being terminated. The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of September 30, 2016 and December 31, 2015, the Company determined that no impairment charges on the Company’s real estate properties were necessary.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $15,855,000 and $47,273,000 for the three and nine months ended September 30, 2016, respectively, and $14,945,000 and $44,503,000 for the same periods in 2015.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s Real estate properties and Development at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Real estate properties:
Land	$306,518	301,435
Buildings and building improvements	1,420,227	1,393,688
Tenant and other improvements	362,935	353,884
Development	206,820	170,441
	2,296,500	2,219,448
Less accumulated depreciation	(679,948)	(657,454)
	$1,616,552	1,561,994

(5)	DEVELOPMENT

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

Amortization expense for in-place lease intangibles was $1,056,000 and $3,202,000 for the three and nine months ended September 30, 2016, respectively, and $944,000 and $3,129,000 for the same periods of 2015. Amortization of above and below market leases increased rental income by $121,000 and $370,000 for the three and nine months ended September 30, 2016, respectively, and $94,000 and $326,000 for the same periods of 2015.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended September 30, 2016, EastGroup acquired Parc North, a four-building complex in Fort Worth (Dallas), Texas, for $32 million. The buildings, which contain 446,000 square feet and are currently 42% leased, were recently developed by the seller and are considered to be in the lease-up phase of development. In addition, the Company acquired Flagler Center, a three-building, 358,000 square foot business distribution complex in Jacksonville, Florida, for $24 million.

The total cost for the properties acquired by the Company during the nine months ended September 30, 2016, was $55,939,000, of which $22,228,000 was allocated to Real estate properties and $30,984,000 was allocated to Development. EastGroup allocated $11,932,000 of the total purchase price to land using third party land valuations for the Dallas and Jacksonville markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $3,187,000 to in-place lease intangibles and $342,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets), and $802,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

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

The intangible assets, including in-place lease intangibles, above market leases and below market leases, are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During the three and nine months ended September 30, 2016, EastGroup expensed acquisition costs of $161,000. The Company did not expense any acquisition-related costs during the three and nine months ended September 30, 2015.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill or other intangibles existed at September 30, 2016 and December 31, 2015.

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

The Company did not classify any properties as held for sale as of September 30, 2016 and December 31, 2015.

The Company does not consider its sales in 2015 and the first nine months of 2016 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

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

During the third quarter of 2016, EastGroup did not sell any operating properties and sold approximately 20 acres of land in Houston, Dallas and Orlando in separate transactions for a total of $4,083,000 and recognized gains of $590,000.

EastGroup sold a small parcel of land in New Orleans during the first quarter of 2015 for $170,000 and recognized a gain of $123,000. During the second quarter of 2015, EastGroup sold one operating property, the last of its three Ambassador Row Warehouses in Dallas containing 185,000 square feet, for $5,250,000 and recognized a gain of $2,903,000. The Company did not have any sales during the third quarter of 2015.

The results of operations and gains on sales for the properties sold or held for sale during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains on the sales of land are included in Other, and the gains on the sales of operating properties are included in Gain on sales of real estate investments.

(8)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Leasing costs (principally commissions)	$63,203	59,043
Accumulated amortization of leasing costs	(24,977)	(23,455)
Leasing costs (principally commissions), net of accumulated amortization	38,226	35,588

Straight-line rents receivable	27,657	26,482
Allowance for doubtful accounts on straight-line rents receivable	(249)	(167)
Straight-line rents receivable, net of allowance for doubtful accounts	27,408	26,315

Accounts receivable	4,935	5,615
Allowance for doubtful accounts on accounts receivable	(630)	(394)
Accounts receivable, net of allowance for doubtful accounts	4,305	5,221

Acquired in-place lease intangibles	19,053	19,061
Accumulated amortization of acquired in-place lease intangibles	(8,212)	(8,205)
Acquired in-place lease intangibles, net of accumulated amortization	10,841	10,856

Acquired above market lease intangibles	1,574	1,337
Accumulated amortization of acquired above market lease intangibles	(714)	(684)
Acquired above market lease intangibles, net of accumulated amortization	860	653

Mortgage loans receivable	4,784	4,875
Interest rate swap assets	—	400
Goodwill	990	990
Prepaid expenses and other assets	6,737	6,960
Total Other assets	$94,151	91,858

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	DEBT

Secured debt decreased $89,375,000 during the nine months ended September 30, 2016.  The decrease primarily resulted from the repayment of two mortgage loans with a combined balance of $75,737,000 and regularly scheduled principal payments of $13,558,000.

Properties encumbered by EastGroup's Secured debt were disclosed in the Company's Form 10-K for the year ended December 31, 2015. During the nine months ended September 30, 2016, the Company closed collateral substitutions for two of its secured loans. The first collateral substitution was for a loan previously secured by America Plaza, Central Green, Glenmont, West Loop, World Houston 3-9, Interstate I-III, Rojas, Stemmons Circle and Venture. Colorado Crossing in Austin and Steele Creek 1 & 2 in Charlotte were substituted for America Plaza, Central Green, Glenmont and West Loop in Houston.

The second collateral substitution was for a loan previously secured by 40th Avenue, Beltway Crossing V, Centennial Park, Executive Airport, Ocean View, Techway Southwest IV, Wetmore 5-8 and World Houston 26, 28, 29 and 30. Interchange Park I in Charlotte was substituted for Techway Southwest IV in Houston.

Unsecured debt increased $24,825,000 during the nine months ended September 30, 2016, primarily due to the closing of senior unsecured term loans totaling $105 million, partially offset by the repayment of an $80 million unsecured term loan.

The Company closed a $65 million senior unsecured term loan on April 1, 2016 with a seven-year term and interest only payments. The loan bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.65%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.863%.

EastGroup closed a $40 million senior unsecured term loan on July 29, 2016 with a five-year term and interest only payments. The loan bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.10%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.335%.

In August 2016, EastGroup repaid (with no penalty) an $80 million unsecured term loan with an effectively fixed interest rate of 2.770% and an original maturity date of August 15, 2018. On the same day, the Company borrowed $80 million through its $300 million unsecured bank credit facility; the maturity date for the credit facility is July 30, 2019. The Company re-designated the interest rate swap that was previously applied to the $80 million unsecured term loan to the $80 million unsecured bank credit facility borrowing. The $80 million unsecured bank credit facility draw has an effectively fixed interest rate of 2.020% through the interest rate swap's maturity date of August 15, 2018.

Unsecured bank credit facilities increased $56,037,000 during the nine months ended September 30, 2016, mainly due to proceeds of $444,314,000 (including the $80 million draw on August 15, 2016) exceeding repayments of $388,569,000 during the period.

In connection with the adoption of ASU 2015-03, which is described in further detail in Note 17, the Company presents debt issuance costs as reductions of Secured debt, Unsecured debt and Unsecured bank credit facilities on the Consolidated Balance Sheets as detailed below.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2016	December 31, 2015
	(In thousands)
Secured debt - fixed rate, carrying amount	$262,081	351,401
Unamortized debt issuance costs	(1,171)	(1,116)
Secured debt	260,910	350,285

Unsecured debt - fixed rate, carrying amount (1)	555,000	530,000
Unamortized debt issuance costs	(1,965)	(1,790)
Unsecured debt	553,035	528,210

Unsecured bank credit facilities - variable rate, carrying amount	126,581	150,836
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	—
Unamortized debt issuance costs	(1,130)	(1,422)
Unsecured bank credit facilities	205,451	149,414

Total debt	$1,019,396	1,027,909

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Scheduled principal payments on long-term debt, including Secured debt and Unsecured debt (not including Unsecured bank credit facilities), as of September 30, 2016 are as follows:

Years Ending December 31,	(In thousands)
Remainder of 2016	$3,485
2017	58,239
2018	61,316
2019	130,569
2020	114,097
2021 and beyond	449,375
Total	$817,081

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Property taxes payable	$27,084	16,055
Development costs payable	13,684	6,215
Property capital expenditures payable	3,466	2,818
Interest payable	3,603	3,704
Dividends payable on unvested restricted stock	1,430	2,157
Other payables and accrued expenses	6,778	13,232
Total Accounts payable and accrued expenses	$56,045	44,181

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Security deposits	$14,335	13,943
Prepaid rent and other deferred income	9,968	10,003

Acquired below-market lease intangibles	4,059	3,485
Accumulated amortization of below-market lease intangibles	(1,629)	(1,353)
Acquired below-market lease intangibles, net of accumulated amortization	2,430	2,132

Interest rate swap liabilities	9,742	3,960
Prepaid tenant improvement reimbursements	1,481	493
Other liabilities	16	82
Total Other liabilities	$37,972	30,613

(12)	COMPREHENSIVE INCOME

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(12,315)	(1,770)	(3,456)	(2,357)
Change in fair value of interest rate swaps	2,606	(5,140)	(6,253)	(4,553)
Balance at end of period	$(9,709)	(6,910)	(9,709)	(6,910)

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of September 30, 2016, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

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

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made on the Company's variable-rate debt. The Company estimates the swap interest payments will be $3,534,000 over the next twelve months. These payments approximate the expected cash interest payments for the swaps. Since the interest payments on the swaps in combination with the associated debt have been effectively fixed, this estimate is not in addition to the Company's total expected combined interest payments or expense for the next twelve months.

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

As of September 30, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of September 30, 2016	Notional Amount as of December 31, 2015
	(In thousands)
Interest Rate Swap	$80,000	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	—
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	—
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015. See Note 18 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of September 30, 2016		Derivatives As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$—	Other assets	$400
Interest rate swap liabilities	Other liabilities	9,742	Other liabilities	3,960

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$1,550	(6,261)	(9,279)	(7,723)
Amount of loss reclassified from Accumulated other comprehensive loss into Interest expense	(1,056)	(1,121)	(3,026)	(3,170)

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

As of September 30, 2016, the Company had no derivatives in a net asset position; the fair value of derivatives in a net liability position related to the Company's derivative agreements was $9,742,000. As of September 30, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of the contractual provisions of the derivative contracts, it could have been required to settle its obligations under the agreements at their termination value of $10,039,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$14,661	11,968	80,285	36,431
Denominator – weighted average shares outstanding	32,741	32,126	32,458	32,068
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$14,661	11,968	80,285	36,431
Denominator:
Weighted average shares outstanding	32,741	32,126	32,458	32,068
Unvested restricted stock	82	122	61	92
Total Shares	32,823	32,248	32,519	32,160

(15)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $706,000 and $4,371,000 for the three and nine months ended September 30, 2016, respectively, of which $232,000 and $839,000 were capitalized as part of the Company's development costs. For the three and nine months ended September 30, 2015, stock-based compensation cost for employees was $1,855,000 and $6,035,000, respectively, of which $410,000 and $1,231,000 were capitalized as part of the Company's development costs.

Stock-based compensation expense for directors was $161,000 and $427,000 for the three and nine months ended September 30, 2016, respectively, and $133,000 and $381,000 for the same periods of 2015.

In the second quarter of 2016, the Compensation Committee of the Company’s Board of Directors (the Committee) approved an equity compensation plan for its executive officers based upon certain annual performance measures (primarily funds from operations (FFO) per share and total shareholder return).  Any shares issued pursuant to this compensation plan will be determined by the Committee in its discretion and issued in the first quarter of 2017.  The number of shares to be issued on the grant date could range from zero to 44,848.  These shares would generally vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years.

Also in the second quarter of 2016, the Committee approved a long-term equity compensation plan for the Company’s executive officers. The awards will be based on the results of the Company's total shareholder return, both on an absolute basis for 2016 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index over the five-year period ending December 31, 2016. Any shares issued pursuant to this equity compensation plan will be determined by the Committee in its discretion and issued in the first quarter of 2017.  The number of shares to be issued on the grant date could range from zero to 47,275.  These shares would generally vest 25% on the date shares are determined and awarded and 25% per year on each January 1 for the subsequent three years.

Notwithstanding the foregoing, any shares issued to the Company’s Chief Financial Officer, N. Keith McKey, under these plans will become fully vested on the grant date of the awards which is expected to occur in the first quarter of 2017.

During the third quarter of 2016, 15,250 shares were granted to certain non-executive officers subject only to continued service as of the vesting date. These shares, which have a grant date fair value of $70.62 per share, will vest 20% per year on January 1 in years 2017, 2018, 2019, 2020 and 2021.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first nine months of 2016, the Company

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

withheld 57,316 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the first nine months of 2016 was $10,013,000.

	Three Months Ended		Nine Months Ended
Award Activity:	September 30, 2016		September 30, 2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	147,045	$50.05	260,906	$52.69
Granted	15,250	70.62	80,529	58.81
Forfeited	—	—	(910)	52.89
Vested	—	—	(178,230)	56.09
Unvested at end of period	162,295	$51.98	162,295	$51.98

(16)	RISKS AND UNCERTAINTIES

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ended March 31, 2018. The Company has not yet selected a transition method nor has it determined the effect of the standards on its ongoing financial reporting.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses certain cash flow issues, including how debt prepayments or debt extinguishment costs and distributions received from equity method investees are presented. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the Company plans to adopt ASU 2016-15 effective January 1, 2017 and will provide the necessary disclosures beginning with its Form 10-Q for the period ending March 31, 2017. The Company does not anticipate the adoption of ASU 2016-15 will have a material impact on the Company's financial condition or results of operations.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$33	33	48	48
Mortgage loans receivable	4,784	4,811	4,875	4,896
Interest rate swap assets	—	—	400	400
Financial Liabilities:
Secured debt (2)	262,081	276,505	351,401	366,491
Unsecured debt (2)	555,000	542,134	530,000	509,326
Unsecured bank credit facilities - variable rate (2)	126,581	126,568	150,836	150,670
Unsecured bank credit facilities - fixed rate (2)	80,000	79,990	—	—
Interest rate swap liabilities	9,742	9,742	3,960	3,960
(1) Carrying amounts shown in the table are included on the Consolidated Balance Sheets under the indicated captions, except as explained in the notes below.
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

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the first nine months of 2016, EastGroup closed two unsecured term loans totaling $105 million and issued 447,665 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $29.6 million. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue source is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the nine months ended September 30, 2016, leases expired on 5,144,000 square feet (14.8% of EastGroup’s total square footage of 34,767,000), and the Company was successful in renewing or re-leasing 88% of the expiring square feet.  In addition, EastGroup leased 1,458,000 square feet of other vacant space during this period.  During the first nine months of 2016, average rental rates on new and renewal leases increased by 11.6%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 3.8% for the quarter ended September 30, 2016, as compared to the same quarter in 2015. For the nine months ended September 30, 2016, PNOI from same properties increased 2.7% as compared to the same period in 2015.

EastGroup’s total leased percentage was 97.3% at September 30, 2016, compared to 96.6% at September 30, 2015.  Leases scheduled to expire for the remainder of 2016 were 1.9% of the portfolio on a square foot basis at September 30, 2016, and this percentage was reduced to 1.2% as of October 20, 2016.

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

During the first nine months of 2016, EastGroup acquired 97 acres of development land in Charlotte, San Antonio and Dallas for $9.7 million. During the same period, the Company acquired Parc North, a four-building business distribution complex in Fort Worth (Dallas) for $32 million. The buildings, which contain 446,000 square feet and are currently 42% leased, were recently developed by the seller and are considered to be in the lease-up phase of development. In addition, the Company began construction of seven development projects containing 793,000 square feet in San Antonio, Dallas, Tampa, Orlando and Fort Myers.  EastGroup also transferred eight properties (728,000 square feet) in Houston, San Antonio, Tampa, Orlando and Phoenix from its development program to real estate properties with costs of $48.3 million at the date of transfer.  As of September 30, 2016, EastGroup’s development program consisted of 14 projects (2,176,000 square feet) located in Orlando, Tampa, Fort Myers, Charlotte, Dallas, San Antonio and Phoenix.  The projected total investment for the development projects, which were collectively 45% leased as of October 20, 2016, is $162 million, of which $41 million remained to be invested as of September 30, 2016.

Also during the nine months ended September 30, 2016, the Company acquired Flagler Center, a three-building, 358,000 square foot business distribution complex in Jacksonville, Florida, for $24 million.

During the nine months ended September 30, 2016, the Company sold 1,164,000 square feet of operating properties and 25 acres of land, generating gross sales proceeds of $79.5 million. EastGroup recognized $42,313,000 in Gain on sales of real estate investments and $733,000 in Gain on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the nine months ended September 30, 2016.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Income from real estate operations	$63,178	58,520	186,628	173,922
Expenses from real estate operations	(18,552)	(16,795)	(54,130)	(49,255)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(190)	(208)	(618)	(628)
PNOI from 50% owned unconsolidated investment	231	213	676	629
PROPERTY NET OPERATING INCOME (PNOI)	$44,667	41,730	132,556	124,668

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

The following table presents reconciliations of Net Income to PNOI for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
NET INCOME	$14,800	12,097	80,723	36,821
Gain on sales of real estate investments	—	—	(42,313)	(2,903)
Gain on sales of non-operating real estate	(590)	—	(733)	(123)
Interest income	(63)	(65)	(191)	(195)
Other income	(12)	(33)	(68)	(67)
Interest rate swap ineffectiveness	—	5	5	5
Depreciation and amortization	19,361	18,232	57,756	54,358
Company's share of depreciation from unconsolidated investment	31	31	93	91
Interest expense	8,841	8,492	27,078	25,780
General and administrative expense	2,328	3,179	10,663	11,529
Acquisition costs	161	—	161	—
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(190)	(208)	(618)	(628)
PROPERTY NET OPERATING INCOME	$44,667	41,730	132,556	124,668

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$14,661	11,968	80,285	36,431
Depreciation and amortization	19,361	18,232	57,756	54,358
Company's share of depreciation from unconsolidated investment	31	31	93	91
Depreciation and amortization from noncontrolling interest	(49)	(51)	(159)	(153)
Gain on sales of real estate investments	—	—	(42,313)	(2,903)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$34,004	30,180	95,662	87,824
Net income attributable to common stockholders per diluted share	$.45	.37	2.47	1.13
Funds from operations (FFO) attributable to common stockholders per diluted share	1.04	.94	2.94	2.73
Diluted shares for earnings per share and funds from operations	32,823	32,248	32,519	32,160

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the third quarter of 2016 was $1.04 per share compared with $.94 per share for the same period of 2015, an increase of 10.6%. For the nine months ended September 30, 2016, FFO was $2.94 per share compared with $2.73 per share for the same period of 2015, an increase of 7.7%.

•
For the three months ended September 30, 2016, PNOI increased by $2,937,000, or 7.0%, compared to the same period in 2015. PNOI increased $1,805,000 from newly developed and redeveloped properties, $1,500,000 from same property operations and $782,000 from 2015 and 2016 acquisitions; PNOI decreased $1,115,000 from properties sold in 2015 and 2016.

For the nine months ended September 30, 2016, PNOI increased by $7,888,000, or 6.3%, compared to the same period in 2015. PNOI increased $5,065,000 from newly developed and redeveloped properties, $3,167,000 from same property operations and $1,956,000 from 2015 and 2016 acquisitions; PNOI decreased $2,208,000 from properties sold in 2015 and 2016.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 3.8% for the three months ended September 30, 2016, and increased 2.7% for the nine months compared to the same periods in 2015.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended September 30, 2016, was 96.3% compared to 95.9% for the same period of 2015. Same property average occupancy for the nine months ended September 30, 2016, was 96.1% compared to 96.2% for the same period of 2015.

•
The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.63 per square foot for the three months ended September 30, 2016, compared to $5.26 per square foot for the same period of 2015. The same property average rental rate was $5.58 per square foot for the nine months ended September 30, 2016, compared to $5.24 per square foot for the same period of 2015.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2016, was 96.3%.  Quarter-end occupancy ranged from 95.7% to 96.1% over the previous four quarters ended September 30, 2015 to June 30, 2016.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (5.0% of total square footage) averaged 10.6% for the third quarter of 2016. For the nine months ended September 30, 2016, rental rate increases on new and renewal leases (17.2% of total square footage) averaged 11.6%.

•
Lease termination fee income for the three and nine months ended September 30, 2016 was $316,000 and $754,000 respectively, compared to $130,000 and $211,000 for the same periods of 2015. The Company recorded bad debt expense of $306,000 and $764,000 for the three and nine months ended September 30, 2016. The Company recorded bad debt expense of $324,000 and $662,000 for the three and nine months ended September 30, 2015.

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

The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  Real estate assets to be sold are reported at the lower of the carrying amount or fair value less selling costs.  The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property.  Currently, the Company’s management does not believe any impairment charges should be recorded nor has it recorded any impairment charges in recent years.  In the event of impairment, the property’s basis would be reduced, and the impairment would be recognized as a current period charge on the Consolidated Statements of Income and Comprehensive Income.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,718,443,000 at September 30, 2016, an increase of $56,539,000 from December 31, 2015.  Liabilities increased $10,710,000 to $1,113,413,000, and equity increased $45,829,000 to $605,030,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $40,673,000 during the nine months ended September 30, 2016, primarily due to the transfer of eight properties from Development, as detailed under Development below; the purchase of Flagler Center; and capital improvements at the Company's properties. These increases were partially offset by the operating property sales discussed below.

During the nine months ended September 30, 2016, EastGroup acquired Flagler Center, a three-building, 358,000 square foot complex in Jacksonville, Florida, for $24,011,000, of which $22,228,000 was allocated to Real estate properties. EastGroup allocated $7,317,000 of the total purchase price to land using third party land valuations for the Jacksonville market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820). Intangibles associated with the purchase of Flagler were allocated as follows: $2,020,000 to in-place lease intangibles and $342,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets), and $579,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

During the nine months ended September 30, 2016, the Company made capital improvements of $17,832,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $5,823,000 on development properties subsequent to transfer to Real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

EastGroup sold the following operating properties during the nine months ended September 30, 2016: Northwest Point Distribution and Service Centers, Lockwood Distribution Center, West Loop Distribution Center 1 & 2 and America Plaza in Houston; North Stemmons II and III in Dallas; two of its four Interstate Commons Distribution Center buildings in Phoenix; and Castilian Research Center in Santa Barbara, California (1,164,000 square feet combined).

Development
EastGroup’s investment in development at September 30, 2016 consisted of properties in lease-up and under construction of $121,368,000 and prospective development (primarily land) of $85,452,000.  The Company’s total investment in development at September 30, 2016 was $206,820,000 compared to $170,441,000 at December 31, 2015.  Total capital invested for development during the first nine months of 2016 was $94,781,000, which primarily consisted of costs of $81,961,000 and $2,678,000 as detailed in the Development Activity table below and costs of $5,823,000 on development properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $867,000 and $2,660,000 for the three and nine months ended September 30, 2016, respectively, compared to $1,223,000 and $3,265,000 in the same periods of 2015.

During the nine months ended September 30, 2016, EastGroup acquired Parc North, a four-building business distribution complex in Fort Worth (Dallas), Texas, for $31,928,000, of which $30,984,000 was allocated to Development. The Company allocated $4,615,000 of the total purchase price to land using third party land valuations for the Dallas market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $1,167,000 to in-place lease intangibles (included in Other assets on the Consolidated Balance Sheets) and $223,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets). The buildings, which contain 446,000 square feet and are currently 42% leased, were recently developed by the seller and are considered to be in the lease-up phase of development.

EastGroup also purchased 97 acres of development land in Charlotte, San Antonio and Dallas for $9,658,000. Costs associated with these land acquisitions are included in the Development Activity table below. These increases were offset by the sale of 25 acres of land for $5,390,000 during the first nine months of 2016.

The Company transferred eight development properties to Real estate properties during the first nine months of 2016 with a total investment of $48,260,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT ACTIVITY		Costs Transferred in 2016 (1)	For the Nine Months Ended 9/30/2016	Cumulative as of 9/30/2016	Estimated Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
ParkView 1-3, Dallas, TX	276,000	$—	2,594	19,850	22,000	10/16
South 35th Avenue, Phoenix, AZ (2)	124,000	—	440	1,611	1,900	01/17
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	—	8,449	15,209	17,200	02/17
Parc North 1-4, Dallas, TX (3)	446,000	—	31,835	31,835	36,000	02/17
Ten Sky Harbor, Phoenix, AZ	64,000	—	1,595	5,247	6,000	04/17
Steele Creek VI, Charlotte, NC	137,000	—	3,683	6,587	7,600	07/17
Total Lease-Up	1,248,000	—	48,596	80,339	90,700
UNDER CONSTRUCTION
Alamo Ridge III, San Antonio, TX	135,000	—	5,681	8,061	12,200	02/17
Madison IV & V, Tampa, FL	145,000	1,069	5,597	6,666	9,400	10/17
Horizon VII, Orlando, FL	109,000	2,344	2,875	5,219	8,000	11/17
Alamo Ridge IV, San Antonio, TX	97,000	843	2,863	3,706	6,000	12/17
CreekView 121 1 & 2, Dallas, TX	193,000	3,481	6,467	9,948	16,700	12/17
SunCoast 4, Fort Myers, FL	93,000	4,287	604	4,891	8,700	02/18
Eisenhauer Point 3, San Antonio, TX	71,000	808	482	1,290	5,400	03/18
Eisenhauer Point 4, San Antonio, TX	85,000	777	471	1,248	5,200	03/18
Total Under Construction	928,000	13,609	25,040	41,029	71,600
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	261,000	—	336	3,823
Tucson, AZ	70,000	—	—	417
Fort Myers, FL	570,000	(4,287)	72	13,643
Orlando, FL	803,000	(2,344)	593	18,620
Tampa, FL	148,000	(1,069)	85	3,655
Jackson, MS	28,000	—	—	706
Charlotte, NC	756,000	—	4,770	9,191
Dallas, TX	439,000	(3,481)	1,951	6,596
El Paso, TX	251,000	—	—	2,444
Houston, TX (4)	1,476,000	—	(3,573)	21,014
San Antonio, TX	544,000	(2,428)	4,091	5,343
Total Prospective Development	5,346,000	(13,609)	8,325	85,452
	7,522,000	$—	81,961	206,820
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2016	Building Size (Square feet)					Building Conversion Date
Alamo Ridge I, San Antonio, TX	96,000	$—	26	7,378		02/16
Alamo Ridge II, San Antonio, TX	62,000	—	28	4,167		02/16
Madison II & III, Tampa, FL	127,000	—	(14)	7,403		02/16
West Road III, Houston, TX	78,000	—	57	4,839		03/16
Ten West Crossing 7, Houston, TX	68,000	—	91	4,163		04/16
West Road IV, Houston, TX	65,000	—	642	5,327		06/16
Horizon III, Orlando, FL	109,000	—	1,217	7,332		07/16
Kyrene 202 VI, Phoenix, AZ	123,000	—	631	7,651		09/16
Total Transferred to Real Estate Properties	728,000	$—	2,678	48,260	(5)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) This property was redeveloped from a manufacturing building to a multi-tenant distribution building.
(3) This project, which was recently developed by the seller, was acquired by EastGroup on 7/8/16 and is considered to be in the lease-up phase.
(4) Negative amount represents land sold and development infrastructure cost reimbursements.
(5) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $22,494,000 during the first nine months of 2016 due primarily to depreciation expense, offset by the sale of 1.2 million square feet of operating properties during the period.

Other Assets
Other assets increased $2,293,000 during the first nine months of 2016.  A summary of Other assets follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Leasing costs (principally commissions)	$63,203	59,043
Accumulated amortization of leasing costs	(24,977)	(23,455)
Leasing costs (principally commissions), net of accumulated amortization	38,226	35,588

Straight-line rents receivable	27,657	26,482
Allowance for doubtful accounts on straight-line rents receivable	(249)	(167)
Straight-line rents receivable, net of allowance for doubtful accounts	27,408	26,315

Accounts receivable	4,935	5,615
Allowance for doubtful accounts on accounts receivable	(630)	(394)
Accounts receivable, net of allowance for doubtful accounts	4,305	5,221

Acquired in-place lease intangibles	19,053	19,061
Accumulated amortization of acquired in-place lease intangibles	(8,212)	(8,205)
Acquired in-place lease intangibles, net of accumulated amortization	10,841	10,856

Acquired above market lease intangibles	1,574	1,337
Accumulated amortization of acquired above market lease intangibles	(714)	(684)
Acquired above market lease intangibles, net of accumulated amortization	860	653

Mortgage loans receivable	4,784	4,875
Interest rate swap assets	—	400
Goodwill	990	990
Prepaid expenses and other assets	6,737	6,960
Total Other assets	$94,151	91,858

Liabilities
Secured debt decreased $89,375,000 during the nine months ended September 30, 2016.  The decrease primarily resulted from the repayment of two mortgage loans with a combined balance of $75,737,000 and regularly scheduled principal payments of $13,558,000.

Unsecured debt increased $24,825,000 during the nine months ended September 30, 2016 primarily due to the closing of a $65 million unsecured term loan in April 2016 and a $40 million unsecured term loan in July 2016. These increases were offset by the repayment of an $80 million unsecured term loan in August 2016.

Unsecured bank credit facilities increased $56,037,000 during the nine months ended September 30, 2016, mainly due to proceeds of $444,314,000 exceeding repayments of $388,569,000 during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $11,864,000 during the first nine months of 2016.  A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Property taxes payable	$27,084	16,055
Development costs payable	13,684	6,215
Property capital expenditures payable	3,466	2,818
Interest payable	3,603	3,704
Dividends payable on unvested restricted stock	1,430	2,157
Other payables and accrued expenses	6,778	13,232
Total Accounts payable and accrued expenses	$56,045	44,181

Other liabilities increased $7,359,000 during the nine months ended September 30, 2016.  A summary of the Company’s Other liabilities follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Security deposits	$14,335	13,943
Prepaid rent and other deferred income	9,968	10,003

Acquired below-market lease intangibles	4,059	3,485
Accumulated amortization of below-market lease intangibles	(1,629)	(1,353)
Acquired below-market lease intangibles, net of accumulated amortization	2,430	2,132

Interest rate swap liabilities	9,742	3,960
Prepaid tenant improvement reimbursements	1,481	493
Other liabilities	16	82
Total Other liabilities	$37,972	30,613

Equity
Additional paid-in capital increased $31,600,000 during the nine months ended September 30, 2016.  The increase primarily resulted from the issuance of 447,665 shares of common stock under the Company's continuous equity program (as discussed in Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 15 in the Notes to Consolidated Financial Statements).

For the nine months ended September 30, 2016, Distributions in excess of earnings decreased $20,594,000 as a result of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $80,285,000 exceeding dividends on common stock of $59,691,000.

Accumulated other comprehensive loss increased $6,253,000 during the nine months ended September 30, 2016. The increase resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2016, was $14,661,000 ($.45 per basic and diluted share) and $80,285,000 ($2.47 per basic and diluted share), respectively, compared to $11,968,000 ($.37 per basic and diluted share) and $36,431,000 ($1.14 per basic and $1.13 per diluted share) for the same periods in 2015.

PNOI for the three months ended September 30, 2016, increased by $2,937,000, or 7.0%, compared to the same period in 2015. PNOI increased $1,805,000 from newly developed and redeveloped properties, $1,500,000 from same property operations and $782,000 from 2015 and 2016 acquisitions; PNOI decreased $1,115,000 from properties sold in 2015 and 2016. Lease termination fee income was $316,000 and $130,000 for the three months ended September 30, 2016 and 2015, respectively. The Company recorded bad debt expense of $306,000 and $324,000 during the three months ended September 30, 2016 and 2015, respectively. Straight-lining of rent increased Income from real estate operations by $697,000 and $354,000 for the three months ended September 30, 2016 and 2015, respectively.

PNOI for the nine months ended September 30, 2016, increased by $7,888,000, or 6.3%, compared to the same period in 2015. PNOI increased $5,065,000 from newly developed and redeveloped properties, $3,167,000 from same property operations and $1,956,000 from 2015 and 2016 acquisitions; PNOI decreased $2,208,000 from properties sold in 2015 and 2016. Lease termination fee income was $754,000 and $211,000 for the nine months ended September 30, 2016 and 2015, respectively. The Company recorded bad debt expense of $764,000 and $662,000 during the nine months ended September 30, 2016 and 2015, respectively. Straight-lining of rent increased Income from real estate operations by $1,921,000 and $1,083,000 for the nine months ended September 30, 2016 and 2015, respectively.

During the three months ended September 30, 2016, EastGroup signed 29 leases with free rent concessions on 1,153,000 square feet with total free rent concessions of $1,657,000 over the lives of the leases. Free rent concessions during this period included a 99 month, 404,000 square foot lease in Orlando with three months of free rent negotiated into the lease. In addition, free rent concessions during the quarter included free rent on leases assumed with the Flagler and Parc North acquisitions. Excluding the Orlando lease and the leases on properties acquired during the quarter, the Company signed leases with free rent concessions on 507,000 square feet with total free rent concessions of $711,000 over the lives of the leases. During the same period of 2015, EastGroup signed 44 leases with free rent concessions on 679,000 square feet with total free rent concessions of $678,000 over the lives of the leases.

During the nine months ended September 30, 2016, EastGroup signed 112 leases with free rent concessions on 3,251,000 square feet with total free rent concessions of $4,290,000 over the lives of the leases. During the same period of 2015, the Company signed 125 leases with free rent concessions on 2,714,000 square feet with total free rent concessions of $2,874,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from real estate operations as a percentage of Income from real estate operations, were 29.4% and 29.0% for the three and nine months ended September 30, 2016, respectively, compared to 28.7% and 28.3% for the same periods in 2015. The Company’s percentage of leased square footage was 97.3% at September 30, 2016, compared to 96.6% at September 30, 2015.  Occupancy at September 30, 2016 was 96.3% compared to 95.8% at September 30, 2015.

Interest expense increased $349,000 and $1,298,000 for the three and nine months ended September 30, 2016, compared to the same periods in 2015. The following table presents the components of Interest expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$228	388	(160)	1,001	1,092	(91)
Amortization of facility fees - unsecured bank credit facilities	169	160	9	502	439	63
Amortization of debt issuance costs - unsecured bank credit facilities	113	174	(61)	337	380	(43)
Total variable rate interest expense	510	722	(212)	1,840	1,911	(71)
FIXED RATE INTEREST EXPENSE
Secured debt interest (excluding amortization of debt issuance costs)	4,158	5,135	(977)	13,494	16,179	(2,685)
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	4,899	3,834	1,065	14,383	10,958	3,425
Unsecured bank credit facilities interest - fixed rate (1) (excluding amortization of facility fees and debt issuance costs)	208	—	208	208	—	208
Amortization of debt issuance costs - secured debt	114	102	12	302	325	(23)
Amortization of debt issuance costs - unsecured debt	336	108	228	588	310	278
Total fixed rate interest expense	9,715	9,179	536	28,975	27,772	1,203
Total interest	10,225	9,901	324	30,815	29,683	1,132
Less capitalized interest	(1,384)	(1,409)	25	(3,737)	(3,903)	166
TOTAL INTEREST EXPENSE	$8,841	8,492	349	27,078	25,780	1,298

(1)
Includes interest on the Company's unsecured debt and unsecured bank credit facilities with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense decreased by $212,000 and $71,000 for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The decreases were primarily due to decreases in the Company's average borrowings on variable rate unsecured bank credit facilities, partially offset by increased weighted average variable interest rates, as shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$59,981	122,908	(62,927)	92,248	110,980	(18,732)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	1.52%	1.25%		1.45%	1.32%

The Company's fixed rate interest expense increased by $536,000 and $1,203,000 for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, as a result of the secured debt, unsecured debt and fixed rate unsecured bank credit facilities activity described below.

Secured debt interest decreased during the three and nine month periods ended September 30, 2016, as compared to the same periods in 2015 as a result of debt repayments and regularly scheduled principal payments. Regularly scheduled principal payments on secured debt were $13,558,000 during the nine months ended September 30, 2016. During the year ended December 31, 2015, regularly scheduled principal payments on secured debt were $20,484,000. The details of the secured debt repaid in 2015 and 2016 are shown in the following table:

SECURED DEBT REPAID IN 2015 AND 2016	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Beltway II-IV, Commerce Park I, Eastlake, Fairgrounds, Nations Ford, Techway Southwest III, Wetmore 1-4 and World Houston 15 & 22	5.50%	03/06/2015	$57,450
Country Club I, Lake Pointe, Techway Southwest II and World Houston 19 & 20	4.98%	11/06/2015	24,403
Huntwood and Wiegman I	5.68%	08/05/2016	24,543
Alamo Downs, Arion 1-15 & 17, Rampart I-IV, Santan 10 I and World Houston 16	5.97%	09/06/2016	51,194
Weighted Average/Total Amount for 2015 and 2016	5.60%		$157,590

EastGroup did not obtain any new secured debt during 2015 or during the first nine months of 2016.

The Company's unsecured debt interest increased during the three and nine months ended September 30, 2016, compared to the same periods of 2015 as a result of the Company's unsecured debt activity described below. The details of the unsecured debt obtained in 2015 and 2016 are shown in the following table:

NEW UNSECURED DEBT IN 2015 AND 2016	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$75 Million Unsecured Term Loan (1)	3.031%	03/02/2015	02/28/2022	$75,000
$25 Million Senior Unsecured Notes	3.970%	10/01/2015	10/01/2025	25,000
$50 Million Senior Unsecured Notes	3.990%	10/07/2015	10/07/2025	50,000
$65 Million Unsecured Term Loan (2)	2.863%	04/01/2016	04/01/2023	65,000
$40 Million Unsecured Term Loan (3)	2.335%	07/29/2016	07/30/2021	40,000
Weighted Average/Total Amount for 2015 and 2016	3.159%			$255,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.031% as of September 30, 2016. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 165 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.863% as of September 30, 2016. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(3)
The interest rate on this unsecured term loan is comprised of LIBOR plus 110 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.335% as of September 30, 2016. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

In August 2016, EastGroup repaid (with no penalty) an $80 million unsecured term loan with an effectively fixed interest rate of 2.770% and an original maturity date of August 15, 2018. On the same day, the Company borrowed $80 million through its $300 million unsecured bank credit facility; the maturity date for the credit facility is July 30, 2019. The Company re-designated the interest rate swap that was previously applied to the $80 million unsecured term loan to the $80 million unsecured bank credit facility borrowing. The $80 million unsecured bank credit facility draw has an effectively fixed interest rate of 2.020% through the interest rate swap's maturity date of August 15, 2018.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest decreased $25,000 and $166,000 for the three and nine months ended September 30, 2016, as compared to the same periods of 2015.

Depreciation and amortization expense increased $1,129,000 and $3,398,000 for the three and nine months ended September 30, 2016, as compared to the same periods in 2015 primarily due to the operating properties acquired by the Company in 2015 and

2016 and the properties transferred from Development in 2015 and 2016, partially offset by operating properties sold in 2015 and 2016.

General and administrative expense decreased $851,000 and $866,000 for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The decrease was primarily due to additional expenses recorded in the 2015 period for the accelerated restricted stock vestings for the Company's Chief Financial Officer and for its retiring Chief Executive Officer (CEO).

Gain on sales of real estate investments, which includes gains on the sales of operating properties, increased $39,410,000 for the nine months ended September 30, 2016, as compared to the same period in 2015. Gain on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) increased $590,000 and $610,000 for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The Company's 2015 and 2016 sales transactions are described below in Real Estate Sold and Held for Sale/Discontinued Operations.

Capital Expenditures
Capital expenditures for EastGroup's operating properties for the three and nine months ended September 30, 2016 and 2015 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2016	2015	2016	2015
		(In thousands)
Upgrade on Acquisitions	40 yrs	$65	2	352	5
Tenant Improvements:
New Tenants	Lease Life	3,470	3,038	7,379	6,897
Renewal Tenants	Lease Life	671	450	2,008	1,447
Other:
Building Improvements	5-40 yrs	1,451	1,185	3,928	3,182
Roofs	5-15 yrs	680	1,269	2,512	6,521
Parking Lots	3-5 yrs	768	369	1,047	560
Other	5 yrs	273	332	606	716
Total Capital Expenditures (1)		$7,378	6,645	17,832	19,328

(1)	Reconciliation of Total Capital Expenditures to Real estate improvements on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Total Capital Expenditures	$17,832	19,328
Change in Real Estate Property Payables	(648)	(1,575)
Real Estate Improvements	$17,184	17,753

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2016 and 2015 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2016	2015	2016	2015
		(In thousands)
Development	Lease Life	$803	635	2,659	2,338
New Tenants	Lease Life	1,425	863	4,447	2,696
Renewal Tenants	Lease Life	1,491	883	3,710	2,892
Total Capitalized Leasing Costs		$3,719	2,381	10,816	7,926
Amortization of Leasing Costs		$2,450	2,343	7,281	6,726

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

The Company did not classify any properties as held for sale as of September 30, 2016 and December 31, 2015.

The Company does not consider its sales in 2015 and the first nine months of 2016 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

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

During the third quarter of 2016, EastGroup did not sell any operating properties and sold approximately 20 acres of land in Houston, Dallas and Orlando in separate transactions for a total of $4,083,000 and recognized gains of $590,000.

EastGroup sold a small parcel of land in New Orleans during the first quarter of 2015 for $170,000 and recognized a gain of $123,000. During the second quarter of 2015, EastGroup sold one operating property, the last of its three Ambassador Row Warehouses in Dallas containing 185,000 square feet, for $5,250,000 and recognized a gain of $2,903,000. The Company did not have any sales during the third quarter of 2015.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ended March 31, 2018. The Company has not yet selected a transition method nor has it determined the effect of the standards on its ongoing financial reporting.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses certain cash flow issues, including how debt prepayments or debt extinguishment costs and distributions received from equity method investees are presented. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the Company plans to adopt ASU 2016-15 effective January 1, 2017 and will provide the necessary disclosures beginning with its Form 10-Q for the period ending March 31, 2017. The Company does not anticipate the adoption of ASU 2016-15 will have a material impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $106,952,000 for the nine months ended September 30, 2016.  The primary other sources of cash were borrowings on unsecured bank credit facilities, proceeds from unsecured debt, proceeds from sales of real estate investments and non-operating real estate and proceeds from common stock offerings.  The Company distributed $60,418,000 in common stock dividends during the nine months ended September 30, 2016.  Other primary uses of cash were for repayments on unsecured bank credit facilities, secured debt and unsecured debt; the construction and development of properties; purchases of real estate and capital improvements at various properties.

Total debt at September 30, 2016 and December 31, 2015 is detailed below.  The Company’s unsecured bank credit facilities and unsecured term loans have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(In thousands)
Secured debt - fixed rate, carrying amount	$262,081	351,401
Unamortized debt issuance costs	(1,171)	(1,116)
Secured debt	260,910	350,285

Unsecured debt - fixed rate, carrying amount (1)	555,000	530,000
Unamortized debt issuance costs	(1,965)	(1,790)
Unsecured debt	553,035	528,210

Unsecured bank credit facilities - variable rate, carrying amount	126,581	150,836
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	—
Unamortized debt issuance costs	(1,130)	(1,422)
Unsecured bank credit facilities	205,451	149,414

Total debt	$1,019,396	1,027,909

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EastGroup has a $300 million unsecured revolving credit facility with a group of nine banks that matures in July 2019. The credit facility contains options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2016, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018.  As of September 30, 2016, EastGroup had an additional $111,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 1.527%.

The Company also has a $35 million unsecured revolving credit facility that matures in July 2019. This credit facility automatically extends for one year if the extension option in the $300 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of September 30, 2016, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At September 30, 2016, the interest rate was 1.531% on a balance of $15,581,000.

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

During the nine months ended September 30, 2016, the Company issued and sold 447,665 shares of common stock under its continuous equity program at an average price of $67.01 per share with gross proceeds to the Company of $30,000,000. The Company incurred offering-related costs of $357,000 during the nine months, resulting in net proceeds to the Company of $29,643,000. As of October 21, 2016, the Company has 8,199,184 shares of common stock remaining to sell under the program.

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

In July 2016, EastGroup closed a $40 million senior unsecured term loan with a five-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.10%) based on the Company's senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan's LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.335%.

In August 2016, EastGroup repaid (with no penalty) a mortgage loan with a balance of $24.5 million, an interest rate of 5.68%, and an original maturity date of September 5, 2016. In September 2016, the Company repaid (with no penalty) a mortgage loan with a balance of $51.2 million, an interest rate of 5.97% and an original maturity date of October 5, 2016.

In August 2016, EastGroup repaid (with no penalty) an $80 million unsecured term loan with an effectively fixed interest rate of 2.770% and an original maturity date of August 15, 2018. On the same day, the Company borrowed $80 million through its $300 million unsecured bank credit facility (as discussed above); the maturity date for the credit facility is July 30, 2019. The Company re-designated the interest rate swap that was previously applied to the $80 million unsecured term loan to the $80 million unsecured bank credit facility borrowing. The $80 million unsecured bank credit facility draw has an effectively fixed interest rate of 2.020% through the interest rate swap's maturity date of August 15, 2018.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2015, did not materially change during the nine months ended September 30, 2016, except for the increase in Unsecured debt and Unsecured bank credit facilities and the decreases in Secured debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of September 30, 2016.

	October – December 2016	2017	2018	2019		2020	Thereafter	Total	Fair Value
Secured debt - fixed rate (in thousands)	$3,485	58,239	11,316	55,569		9,097	124,375	262,081	276,505	(1)
Weighted average interest rate	5.28%	5.50%	5.21%	7.01%		4.43%	4.42%	5.25%
Unsecured debt - fixed rate (in thousands)	$—	—	50,000	75,000		105,000	325,000	555,000	542,134	(1)
Weighted average interest rate	—	—	3.91%	2.85%		3.77%	3.30%	3.38%
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	126,581	(2)	—	—	126,581	126,568	(3)
Weighted average interest rate	—	—	—	1.53%	(4)	—	—	1.53%
Unsecured bank credit facilities - fixed rate (in thousands)	$—	—	—	80,000		—	—	80,000	79,990	(1)
Weighted average interest rate	—	—	—	2.02%		—	—	2.02%

(1)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

(2)
The variable rate debt matures in July 2019 and is comprised of two unsecured bank credit facilities with balances of $111,000,000 on the $300 million unsecured bank credit facility and $15,581,000 on the $35 million unsecured bank credit facility as of September 30, 2016.

(3)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(4)	Represents the weighted average interest rate for the Company's variable rate unsecured bank credit facilities as of September 30, 2016.

As the table above incorporates only those exposures that existed as of September 30, 2016, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 15 basis points, interest expense and cash flows would increase or decrease by approximately $194,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
(a) Marshall A. Loeb, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  October 21, 2016

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary