Form 10-K
period 2016-12-31
EASTGROUP PROPERTIES INC
filed 2017-02-15
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016                COMMISSION FILE NUMBER 1-07094

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
Large Accelerated Filer (x)     Accelerated Filer ( )      Non-accelerated Filer ( )      Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter:  $2,188,222,000.

The number of shares of common stock, $.0001 par value, outstanding as of February 14, 2017 was 33,314,596.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Administration
EastGroup maintains its principal executive office and headquarters in Jackson, Mississippi.  The Company also has regional offices in Orlando, Houston and Phoenix and asset management offices in Charlotte and Dallas.  EastGroup has property management offices in Jacksonville, Tampa, Ft. Lauderdale and San Antonio.  Offices at these locations allow the Company to provide property management services to all of its Florida, Texas (except Austin and El Paso), Arizona, Mississippi and North Carolina properties, which together account for 80% of the Company’s total portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Florida, Texas and Arizona provide oversight of the Company's development program.  As of February 14, 2017, EastGroup had 68 full-time employees and 3 part-time employees.

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

During 2016, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company purchased four warehouse distribution complexes (1,354,000 square feet) and 197 acres of development land for a total of $157 million.  Also during 2016, the Company began construction of nine development projects containing 1.2 million square feet and transferred nine projects (1.0 million square feet) from its development program to real estate properties with costs of $68.1 million at the date of transfer.

Typically, the Company initially funds its development and acquisition programs through its $335 million unsecured bank credit facilities. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In March 2016, Moody's Investors Service affirmed the Company's issuer rating of Baa2 with a stable outlook. In April 2016, Fitch Ratings affirmed EastGroup's issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. The Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, in the future. The Company may also access the public debt market in the future as a means to raise capital.

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

We face risks due to lack of geographic and real estate sector diversity.  Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Florida, Texas, Arizona, California and North Carolina. As of December 31, 2016, we owned operating properties totaling 5.9 million square feet in Houston, which represents 17.0% of the Company's total Real estate properties on a square foot basis.  A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.  Our investments in real estate assets are concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included other sectors of the real estate industry.

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

Financing Risks
We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.  We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest.  In addition, certain of our debt will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.”  Therefore, we will likely need to refinance at least a portion of our outstanding debt as it matures.  There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt.

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

Increases in interest rates would increase our interest expense. At December 31, 2016, we had $112.0 million of variable-rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable-rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable-rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable-rate debt. In addition, we refinance fixed-rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

A lack of any limitation on our debt could result in our becoming more highly leveraged.  Our governing documents do not limit the amount of indebtedness we may incur.  Accordingly, we may incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT.  We might become more highly leveraged as a result, and our financial condition and cash available for distribution to stockholders might be negatively affected and the risk of default on our indebtedness could increase.

Other Risks
The market value of our common stock could decrease based on our performance and market perception and conditions.  The market value of our common stock may be affected by the market’s perception of our operating results, growth potential, and current and future cash dividends and may also be affected by the real estate market value of our underlying assets.  The market price of our common stock may be influenced by the dividend on our common stock relative to market interest rates.  Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock.  In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

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

To maintain our status as a REIT, we limit the amount of shares any one stockholder can own. The Internal Revenue Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code) during the last half of any taxable year. To protect our REIT status, our charter prohibits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock (of which there is none outstanding)) unless our Board of Directors grants a waiver. The ownership limit may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor were attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.
Certain tax and anti-takeover provisions of our charter and bylaws may inhibit a change of our control. Certain provisions contained in our charter and bylaws and the Maryland General Corporation Law may discourage a third party from making a tender offer or acquisition proposal to us. If this were to happen, it could delay, deter or prevent a change in control or the removal of existing management. These provisions also may delay or prevent the shareholders from receiving a premium for their common shares over then-prevailing market prices. These provisions include:

•	the REIT ownership limit described above;

•
special meetings of our stockholders may be called only by the chairman of the board, the chief executive officer, the president, a majority of the board or by stockholders possessing a majority of all the votes entitled to be cast at the meeting;

•	our Board of Directors may authorize and issue securities without stockholder approval; and

•	advance-notice requirements for proposals to be presented at stockholder meetings.

In addition, Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations.  The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition.  Moreover, under Maryland law the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director.  Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

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

We may be impacted by changes in U.S. social, political, regulatory and economic conditions or laws and policies. Any changes to U.S. tax laws, foreign trade, manufacturing, and development and investment in the territories and countries where our customers operate could adversely affect our operating results and our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EastGroup owned 327 industrial properties and one office building at December 31, 2016.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona, California and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 14, 2017, EastGroup’s portfolio was 95.8% leased and 95.2% occupied.  The Company has developed approximately 44% of its total portfolio (on a square foot basis), including real estate properties and development properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (87% of the total portfolio) with the remainder in bulk distribution space (9%) and business service space (4%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 24-30 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2016, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

The Company's lease expirations, excluding month-to-month leases of 243,000 square feet, for the next ten years are detailed below:

Years Ending December 31,	Number of Leases Expiring	Total Area of Leases Expiring (in Square Feet)	Annualized Current Base Rent of Leases Expiring (1)	% of Total Base Rent of Leases Expiring
2017	249	4,739,000	$28,604,000	14.9%
2018	310	5,042,000	$29,518,000	15.3%
2019	267	5,524,000	$31,307,000	16.3%
2020	216	4,963,000	$28,763,000	14.9%
2021	180	5,633,000	$30,630,000	15.9%
2022	76	2,872,000	$16,078,000	8.4%
2023	44	1,790,000	$9,645,000	5.0%
2024	28	1,542,000	$6,485,000	3.4%
2025	10	772,000	$4,597,000	2.4%
2026 and beyond	25	895,000	$5,357,000	2.8%

(1)	Represents the monthly cash rental rates, excluding tenant expense reimbursements, as of December 31, 2016, multiplied by 12 months.

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

Shares of Common Stock Market Prices and Dividends

Quarter	Calendar Year 2016			Calendar Year 2015
	High	Low	Distributions	High	Low	Distributions
First	$60.46	49.31	$0.60	$67.42	57.98	$0.57
Second	69.35	58.28	0.60	62.11	55.00	0.57
Third	76.00	68.40	0.62	60.85	51.76	0.60
Fourth	74.71	63.99	0.62	59.51	53.15	0.60
			$2.44			$2.34

As of February 14, 2017, there were 495 holders of record of the Company’s 33,314,596 outstanding shares of common stock.  The Company distributed all of its 2016 and 2015 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2016 and 2015.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2016	2015
Common Share Distributions:
Ordinary dividends	$2.10494	2.24258
Nondividend distributions	0.05202	0.02774
Unrecaptured Section 1250 capital gain	0.12872	0.06968
Other capital gain	0.15432	—
Total Common Distributions	$2.44000	2.34000

Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for certain information regarding the Company’s equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of common stock were purchased by the Company or withheld by the Company to satisfy any tax withholding obligations during the three-month period ended December 31, 2016.

Performance Graph
The following graph compares, over the five years ended December 31, 2016, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE NAREIT Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

	Fiscal years ended December 31,
	2011	2012	2013	2014	2015	2016
EastGroup	$100.00	128.89	144.01	163.04	149.21	205.58
FTSE NAREIT Equity REITs	100.00	118.06	120.97	157.43	162.46	176.30
S&P 500 Total Return	100.00	116.00	153.57	174.60	177.01	198.18

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2011, and that all dividends were reinvested.

ITEM 6.   SELECTED FINANCIAL DATA.
The following table sets forth selected consolidated financial data for the Company derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
OPERATING DATA	(In thousands, except per share data)
REVENUES
Income from real estate operations	$252,961	234,918	219,706	201,849	185,783
Other income	86	90	123	322	61
	253,047	235,008	219,829	202,171	185,844
Expenses
Expenses from real estate operations	74,347	67,402	62,797	57,885	52,891
Depreciation and amortization	77,935	73,290	70,314	65,789	61,345
General and administrative	13,232	15,091	12,726	11,725	10,488
Acquisition costs	161	164	210	191	188
	165,675	155,947	146,047	135,590	124,912
Operating income	87,372	79,061	73,782	66,581	60,932
Other income (expense)
Interest expense	(35,213)	(34,666)	(35,486)	(35,192)	(35,371)
Gain, net of loss, on sales of real estate investments	42,170	2,903	9,188	—	—
Other	1,765	1,101	989	949	456
Income from continuing operations	96,094	48,399	48,473	32,338	26,017
Discontinued operations
Income from real estate operations	—	—	—	89	360
Gain on sales of nondepreciable real estate investments	—	—	—	—	167
Gain on sales of real estate investments	—	—	—	798	6,343
Income from discontinued operations	—	—	—	887	6,870
Net income	96,094	48,399	48,473	33,225	32,887
Net income attributable to noncontrolling interest in joint ventures	(585)	(533)	(532)	(610)	(503)
Net income attributable to EastGroup Properties, Inc. common stockholders	95,509	47,866	47,941	32,615	32,384
Other comprehensive income (loss) - Cash flow hedges	5,451	(1,099)	(3,986)	2,021	(392)
TOTAL COMPREHENSIVE INCOME	$100,960	46,767	43,955	34,636	31,992
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$2.93	1.49	1.53	1.05	0.89
Income from discontinued operations	—	—	—	0.03	0.24
Net income attributable to common stockholders	$2.93	1.49	1.53	1.08	1.13
Weighted average shares outstanding	32,563	32,091	31,341	30,162	28,577
DILUTED PER COMMON SHARE DATA FOR NET INCOMEATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$2.93	1.49	1.52	1.05	0.89
Income from discontinued operations	—	—	—	0.03	0.24
Net income attributable to common stockholders	$2.93	1.49	1.52	1.08	1.13
Weighted average shares outstanding	32,628	32,196	31,452	30,269	28,677
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$95,509	47,866	47,941	31,728	25,514
Income from discontinued operations	—	—	—	887	6,870
Net income attributable to common stockholders	$95,509	47,866	47,941	32,615	32,384
OTHER PER SHARE DATA
Book value, at end of year	$19.13	17.11	17.72	16.61	16.25
Common distributions declared	2.44	2.34	2.22	2.14	2.10
Common distributions paid	2.44	2.34	2.22	2.14	2.10
BALANCE SHEET DATA (AT END OF YEAR)
Real estate investments, at cost (1)	$2,419,414	2,232,327	2,087,821	1,938,960	1,780,098
Real estate investments, net of accumulated depreciation (1)	1,725,164	1,574,873	1,487,295	1,388,847	1,283,851
Total assets	1,825,764	1,661,904	1,572,112	1,468,963	1,350,586
Unsecured bank credit facilities, unsecured debt and secured debt	1,101,333	1,027,909	929,465	889,296	810,411
Total liabilities	1,183,898	1,102,703	996,497	950,258	859,410
Noncontrolling interest in joint ventures	4,205	4,339	4,486	4,707	4,864
Total stockholders’ equity	637,661	554,862	571,129	513,998	486,312

(1)	Includes mortgage loans receivable and unconsolidated investment. See Notes 3 and 4 in the Notes to Consolidated Financial Statements.

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

The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During 2016, EastGroup obtained unsecured debt totaling $205 million and issued 875,052 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $59.3 million. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During 2016, leases expired on 6,676,000 square feet (19.1% of EastGroup’s total square footage of 34,951,000), and the Company was successful in renewing or re-leasing 89% of the expiring square feet.  In addition, EastGroup leased 1,778,000 square feet of other vacant space during the year.  During 2016, average rental rates on new and renewal leases increased by 11.9%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 3.1% for 2016 compared to 2015.

EastGroup’s total leased percentage was 97.3% at December 31, 2016 compared to 97.2% at December 31, 2015.  Leases scheduled to expire in 2017 were 13.6% of the portfolio on a square foot basis at December 31, 2016.  As of February 14, 2017, leases scheduled to expire during the remainder of 2017 were 10.7% of the portfolio on a square foot basis.

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

During 2016, EastGroup acquired Flagler Center, a three-building, 358,000 square foot business distribution complex in Jacksonville, Florida, for $24 million. Also during 2016, the Company acquired three development-stage operating properties (996,000 square feet) in Dallas, Las Vegas and Weston (South Florida) and 197 acres of development land for $133 million. In addition, EastGroup began construction of nine development projects containing 1,234,000 square feet in Orlando, Tampa, Ft. Myers, San Antonio, Dallas and Tucson. Also in 2016, the Company transferred nine projects (1,004,000 square feet) in San Antonio, Houston, Dallas, Orlando, Tampa and Phoenix from its development program to real estate properties with costs of $68.1 million at the date of transfer. As of December 31, 2016, EastGroup's development program consisted of 17 buildings (2,891,000 square feet) located in San Antonio, Dallas, Orlando, Tampa, Ft. Myers, Ft. Lauderdale, Charlotte, Las Vegas, Phoenix and Tucson.  The projected total cost for the development projects, which were collectively 57% leased as of February 14, 2017, is $235 million, of which $58 million remained to be invested as of December 31, 2016.

During 2016, EastGroup sold 1,256,000 square feet of operating properties and 25 acres of land, generating gross sales proceeds of $81.1 million. The Company recognized $42,170,000 in Gain, net of loss, on sales of real estate investments and $733,000 in Gain on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during 2016.

Typically, the Company initially funds its development and acquisition programs through its $335 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In March 2016, Moody's Investors Service affirmed the Company's issuer rating of Baa2 with a stable outlook. In April 2016, Fitch Ratings affirmed EastGroup's issuer rating of BBB with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three fiscal years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Income from real estate operations	$252,961	234,918	219,706
Expenses from real estate operations	(74,347)	(67,402)	(62,797)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(823)	(851)	(848)
PNOI from 50% owned unconsolidated investment	906	842	789
PROPERTY NET OPERATING INCOME	$178,697	167,507	156,850

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

The following table presents reconciliations of Net Income to PNOI for the three fiscal years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
		(In thousands)
NET INCOME	$96,094	48,399	48,473
Gain, net of loss, on sales of real estate investments	(42,170)	(2,903)	(9,188)
Gain on sales of non-operating real estate	(733)	(123)	(98)
Interest income	(255)	(258)	(479)
Other income	(86)	(90)	(123)
Interest rate swap ineffectiveness	5	—	1
Depreciation and amortization	77,935	73,290	70,314
Company's share of depreciation from unconsolidated investment	124	122	134
Company's share of interest expense from unconsolidated investment	—	—	242
Interest expense	35,213	34,666	35,486
General and administrative expense	13,232	15,091	12,726
Acquisition costs	161	164	210
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(823)	(851)	(848)
PROPERTY NET OPERATING INCOME (PNOI)	$178,697	167,507	156,850

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$95,509	47,866	47,941
Depreciation and amortization	77,935	73,290	70,314
Company's share of depreciation from unconsolidated investment	124	122	134
Depreciation and amortization from noncontrolling interest	(214)	(206)	(204)
Gain, net of loss, on sales of real estate investments	(42,170)	(2,903)	(9,188)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$131,184	118,169	108,997
Net income attributable to common stockholders per diluted share	$2.93	1.49	1.52
Funds from operations attributable to common stockholders per diluted share	4.02	3.67	3.47
Diluted shares for earnings per share and funds from operations	32,628	32,196	31,452

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current year compared to the prior year.  For 2016, FFO was $4.02 per share compared with $3.67 per share for 2015, an increase of 9.5% per share.

•
For the year ended December 31, 2016, PNOI increased by $11,190,000, or 6.7%, compared to 2015. PNOI increased $7,345,000 from newly developed and redeveloped properties, $4,943,000 from same property operations and $2,488,000 from 2015 and 2016 acquisitions; PNOI decreased $3,447,000 from properties sold in 2015 and 2016.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 3.1% for the year ended December 31, 2016, compared to 2015.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the year ended December 31, 2016, was 96.4% compared to 96.1% for 2015.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2016 was 96.8%.  Quarter-end occupancy ranged from 95.7% to 96.3% over the previous four quarters ended December 31, 2015 to September 30, 2016.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  For the year 2016, rental rate increases on new and renewal leases (22.0% of total square footage) averaged 11.9%.

•	For the year 2016, lease termination fee income was $812,000 compared to $225,000 for 2015. The Company recorded bad debt expense, net of recoveries, of $992,000 in 2016 and $747,000 in 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
The Company applied the principles of Accounting Standards Codification (ASC) 805, Business Combinations, when accounting for purchase of real estate until its adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which was effective October 1, 2016. ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup has determined that some of its real estate property acquisitions may be considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business.

The Financial Accounting Standards Board (FASB) Codification provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values.  Goodwill for business combinations is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties.  The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.

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

The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  Real estate assets classified as held for sale are reported at the lower of the carrying amount or fair value less estimated costs of sale.  The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property.  Currently, the Company’s management has not identified any significant impairment charges which should be recorded nor has it recorded any impairment charges in recent years.  In the event of impairment, the property’s basis would be reduced, and the impairment would be recognized as a current period charge on the Consolidated Statements of Income and Comprehensive Income.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2016, 2015 and 2014 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.

FINANCIAL CONDITION

EastGroup’s Total Assets were $1,825,764,000 at December 31, 2016, an increase of $163,860,000 from December 31, 2015.  Total Liabilities increased $81,195,000 to $1,183,898,000, and Total Equity increased $82,665,000 to $641,866,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real Estate Properties
Real estate properties increased $64,066,000 during the year ended December 31, 2016, primarily due to the transfer of nine properties from Development, as detailed under Development below; the purchase of Flagler Center; and capital improvements at the Company's properties. These increases were partially offset by the operating property sales discussed below.

During 2016, EastGroup acquired Flagler Center, a three-building, 358,000 square foot complex in Jacksonville, Florida, for $24,011,000, of which $22,228,000 was allocated to Real estate properties. EastGroup allocated $7,317,000 of the total purchase price to land using third party land valuations for the Jacksonville market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820). Intangibles associated with the purchase of Flagler were allocated as follows: $2,020,000 to in-place lease intangibles and $342,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets), and $579,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

During the year ended December 31, 2016, the Company made capital improvements of $23,157,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $7,871,000 on development projects subsequent to transfer to Real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

EastGroup sold the following operating properties during 2016: Northwest Point Distribution and Service Centers, Lockwood Distribution Center, West Loop Distribution Center 1 & 2 and America Plaza in Houston; North Stemmons II and III in Dallas; two of its four Interstate Commons Distribution Center buildings in Phoenix; Castilian Research Center in Santa Barbara, California; and Memphis I, the last of its properties in Memphis. The properties (1,256,000 square feet combined) were sold for $75.7 million and the Company recognized net gains on the sales of $42.2 million.

Development
EastGroup’s investment in development at December 31, 2016 consisted of properties in lease-up and under construction of $176,813,000 and prospective development (primarily land) of $117,095,000.  The Company’s total investment in development at December 31, 2016 was $293,908,000 compared to $170,441,000 at December 31, 2015.  Total capital invested for development during 2016 was $203,765,000, which primarily consisted of costs of $186,305,000 and $5,272,000 as detailed in the development activity table below and costs of $7,871,000 on development projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EastGroup capitalized internal development costs of $3,789,000 during the year ended December 31, 2016, compared to $4,467,000 during 2015.

During 2016, the Company acquired the following development-stage operating properties:

DEVELOPMENT-STAGE REAL ESTATE PROPERTIES ACQUIRED IN 2016	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Parc North 1-4	Dallas, TX	446,000	07/08/2016	$30,984
Weston Commerce Park	Ft. Lauderdale, FL	134,000	11/01/2016	14,112
Jones Corporate Center	Las Vegas, NV	416,000	11/15/2016	39,394
Total Acquisitions		996,000		$84,490

(1)
Total cost of the properties acquired was $88,147,000, of which $84,490,000 was allocated to Development as indicated above.  Intangibles associated with the purchases of real estate were allocated as follows:  $3,921,000 to in-place lease intangibles and $51,000 to above market leases (included in Other assets on the Consolidated Balance Sheets) and $315,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).  All of these costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

Costs associated with the development-stage operating property acquisitions, except for the amounts allocated to in-place lease intangibles, above market leases and below market leases, are included in the development activity table below.

During 2016, EastGroup purchased 197 acres of development land in Charlotte, San Antonio, Dallas, Miami and Tucson for $44,594,000.  Costs associated with these acquisitions are included in the development activity table. These increases were offset by the sale of 25 acres of land for $5,400,000 and the transfer of nine development projects to Real estate properties during 2016 with a total investment of $68,110,000 as of the date of transfer.

DEVELOPMENT		Costs Incurred
		Costs Transferred in 2016 (1)	For the Year Ended 12/31/16	Cumulative as of 12/31/16	Estimated Total Costs (2)	Anticipated Building Conversion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	$—	9,016	15,776	17,000	01/17
South 35th Avenue, Phoenix, AZ (3)	124,000	—	493	1,664	1,900	01/17
Parc North 1-4, Dallas, TX (4)	446,000	—	32,120	32,120	35,500	02/17
Jones Corporate Park, Las Vegas, NV (5)	416,000	—	39,540	39,540	43,700	04/17
Ten Sky Harbor, Phoenix, AZ	64,000	—	1,613	5,265	6,200	04/17
Steele Creek VI, Charlotte, NC	137,000	—	4,102	7,006	8,200	07/17
Madison IV & V, Tampa, FL	145,000	1,069	6,456	7,525	9,600	10/17
Total Lease-Up	1,533,000	1,069	93,340	108,896	122,100
UNDER CONSTRUCTION
Alamo Ridge III, San Antonio, TX	135,000	—	8,179	10,559	12,200	02/17
Horizon V, Orlando, FL	141,000	2,891	1,544	4,435	9,900	07/17
Horizon VII, Orlando, FL	109,000	2,344	4,547	6,891	8,300	01/18
Alamo Ridge IV, San Antonio, TX	97,000	843	4,102	4,945	6,000	02/18
Country Club V, Tucson, AZ	300,000	—	3,295	3,295	24,200	02/18
CreekView 121 1 & 2, Dallas, TX	193,000	3,481	8,374	11,855	16,700	02/18
Eisenhauer Point 3, San Antonio, TX	71,000	808	1,940	2,748	5,400	04/18
Eisenhauer Point 4, San Antonio, TX	85,000	777	1,876	2,653	5,200	04/18
SunCoast 4, Ft. Myers, FL	93,000	4,287	1,968	6,255	8,700	04/18
Weston, Ft. Lauderdale, FL (6)	134,000	—	14,281	14,281	15,900	05/18
Total Under Construction	1,358,000	15,431	50,106	67,917	112,500
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	261,000	—	406	3,893
Tucson, AZ	70,000	—	—	417
Ft. Myers, FL	570,000	(4,287)	72	13,643
Miami, FL	850,000	—	27,244	27,244
Orlando, FL	662,000	(5,235)	993	16,129
Tampa, FL	148,000	(1,069)	111	3,681
Jackson, MS	28,000	—	—	706
Charlotte, NC	756,000	—	4,882	9,303
Dallas, TX	718,000	(3,481)	7,677	12,322
El Paso, TX	251,000	—	—	2,444
Houston, TX	1,476,000	—	(3,213)	21,374
San Antonio, TX	544,000	(2,428)	4,687	5,939
Total Prospective Development	6,334,000	(16,500)	42,859	117,095
	9,225,000	$—	186,305	293,908
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2016	Building Size (Square feet)					Building Conversion Date
Alamo Ridge I, San Antonio, TX	96,000	$—	26	7,378		02/16
Alamo Ridge II, San Antonio, TX	62,000	—	28	4,167		02/16
Madison II & III, Tampa, FL	127,000	—	(14)	7,403		02/16
West Road III, Houston, TX	78,000	—	57	4,839		03/16
Ten West Crossing 7, Houston, TX	68,000	—	91	4,163		04/16
West Road IV, Houston, TX	65,000	—	642	5,327		06/16
Horizon III, Orlando, FL	109,000	—	1,217	7,332		07/16
Kyrene 202 VI, Phoenix, AZ	123,000	—	631	7,651		09/16
ParkView 1-3, Dallas, TX	276,000	—	2,594	19,850		10/16
Total Transferred to Real Estate Properties	1,004,000	$—	5,272	68,110	(7)

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.

(2)	Included in these costs are development obligations of $25.5 million and tenant improvement obligations of $6.1 million on properties under development.

(3)	This property was redeveloped from a manufacturing building to a multi-tenant distribution building.

(4)	This project, which was recently developed by the seller, was acquired by EastGroup on 7/8/16 and is considered to be in the lease-up phase.

(5)	This project, which was recently developed by the seller, was acquired by EastGroup on 11/15/16 and is considered to be in the lease-up phase.

(6)	This project was acquired by EastGroup on 11/1/16 and is being redeveloped.

(7)	Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $36,796,000 during 2016 due primarily to depreciation expense of $63,793,000, offset by accumulated depreciation of $26,501,000 on the properties sold during the year.

Other Assets
Other assets increased $12,972,000 during 2016.  A summary of Other assets follows:

	December 31,
	2016	2015
	(In thousands)
Leasing costs (principally commissions)	$65,521	59,043
Accumulated amortization of leasing costs	(26,340)	(23,455)
Leasing costs (principally commissions), net of accumulated amortization	39,181	35,588

Straight-line rents receivable	28,369	26,482
Allowance for doubtful accounts on straight-line rents receivable	(76)	(167)
Straight-line rents receivable, net of allowance for doubtful accounts	28,293	26,315

Accounts receivable	6,824	5,615
Allowance for doubtful accounts on accounts receivable	(809)	(394)
Accounts receivable, net of allowance for doubtful accounts	6,015	5,221

Acquired in-place lease intangibles	21,231	19,061
Accumulated amortization of acquired in-place lease intangibles	(8,642)	(8,205)
Acquired in-place lease intangibles, net of accumulated amortization	12,589	10,856

Acquired above market lease intangibles	1,594	1,337
Accumulated amortization of acquired above market lease intangibles	(736)	(684)
Acquired above market lease intangibles, net of accumulated amortization	858	653

Mortgage loans receivable	4,752	4,875
Interest rate swap assets	4,546	400
Goodwill	990	990
Prepaid expenses and other assets	7,606	6,960
Total Other assets	$104,830	91,858

Liabilities

Unsecured bank credit facilities increased $41,576,000 during 2016, mainly due to proceeds of $608,349,000 exceeding repayments of $567,165,000. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $124,628,000 during 2016, primarily due to the closing of a $65 million unsecured term loan, a $40 million unsecured term loan and two senior unsecured private placement notes totaling $100 million. These increases were offset by the repayment of an $80 million unsecured term loan in August 2016.

Secured debt decreased $92,780,000 during the year ended December 31, 2016.  The decrease primarily resulted from the repayment of two mortgage loans with a combined balance of $75,737,000, regularly scheduled principal payments of $17,037,000 and mortgage loan premium amortization of $34,000.

Accounts payable and accrued expenses increased $8,520,000 during 2016.  A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2016	2015
	(In thousands)
Property taxes payable	$14,186	16,055
Development costs payable	9,844	6,215
Property capital expenditures payable	2,304	2,818
Interest payable	3,822	3,704
Dividends payable on unvested restricted stock	1,530	2,157
Book overdraft (1)	14,452	7,215
Other payables and accrued expenses	6,563	6,017
Total Accounts payable and accrued expenses	$52,701	44,181

(1) Represents unfunded outstanding checks for which the bank has not advanced cash to the Company. See Note 1(p)
in the Notes to Consolidated Financial Statements.

Other liabilities decreased $749,000 during 2016.  A summary of the Company’s Other liabilities follows:

	December 31,
	2016	2015
	(In thousands)
Security deposits	$14,782	13,943
Prepaid rent and other deferred income	9,795	10,003

Acquired below market lease intangibles	4,012	3,485
Accumulated amortization of acquired below market lease intangibles	(1,662)	(1,353)
Acquired below market lease intangibles, net of accumulated amortization	2,350	2,132

Interest rate swap liabilities	2,578	3,960
Prepaid tenant improvement reimbursements	343	493
Other liabilities	16	82
Total Other liabilities	$29,864	30,613

Equity
Additional paid-in capital increased $62,111,000 during 2016 primarily due to the issuance of common stock under the Company's continuous common equity program (as discussed in Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 11 in the Notes to Consolidated Financial Statements). EastGroup issued 875,052 shares of common stock under its continuous common equity program with net proceeds to the Company of $59,283,000.

During 2016, Distributions in excess of earnings decreased $15,237,000 as a result of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $95,509,000 exceeding dividends on common stock of $80,272,000.

Accumulated other comprehensive income (loss) increased $5,451,000 during 2016. The increase resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Notes 12 and 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2016 Compared to 2015
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for 2016 was $95,509,000 ($2.93 per basic and diluted share) compared to $47,866,000 ($1.49 per basic and diluted share) for 2015.  EastGroup recognized Gain, net of loss, on sales of real estate investments of $42,170,000 during 2016 and $2,903,000 during 2015.

PNOI increased by $11,190,000, or 6.7%, for 2016 compared to 2015. PNOI increased $7,345,000 from newly developed and redeveloped properties, $4,943,000 from same property operations and $2,488,000 from 2015 and 2016 acquisitions; PNOI decreased $3,447,000 from properties sold in 2015 and 2016. For the year 2016, lease termination fee income was $812,000 compared to $225,000 for 2015.  The Company recorded net bad debt expense of $992,000 in 2016 and $747,000 in 2015. Straight-lining of rent increased Income from real estate operations by $2,839,000 and $1,889,000 in 2016 and 2015, respectively.

The Company signed 143 leases with certain free rent concessions on 4,176,000 square feet during 2016 with total free rent concessions of $5,286,000 over the lives of the leases, compared to 164 leases with free rent concessions on 3,678,000 square feet with total free rent concessions of $4,024,000 over the lives of the leases in 2015.

Property expense to revenue ratios, defined as Expenses from real estate operations as a percentage of Income from real estate operations, were 29.4% in 2016 compared to 28.7% in 2015.  The Company’s percentage of leased square footage was 97.3% at December 31, 2016, compared to 97.2% at December 31, 2015.  Occupancy at the end of 2016 was 96.8% compared to 96.1% at the end of 2015.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the year ended December 31, 2016, was 96.4% compared to 96.1% for 2015.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.61 per square foot for the year ended December 31, 2016, compared to $5.26 per square foot for 2015.

Interest Expense increased $547,000 for 2016 compared to 2015.  The following table presents the components of Interest Expense for 2016 and 2015:

	Years Ended December 31,
	2016	2015	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$1,583	1,420	163
Amortization of facility fees - unsecured bank credit facilities	670	608	62
Amortization of debt issuance costs - unsecured bank credit facilities	450	493	(43)
Total variable rate interest expense	2,703	2,521	182
FIXED RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - fixed rate (1) (excluding amortization of facility fees and debt issuance costs)	614	—	614
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	19,245	15,498	3,747
Secured debt interest (excluding amortization of debt issuance costs)	16,907	21,061	(4,154)
Amortization of debt issuance costs - unsecured debt	700	422	278
Amortization of debt issuance costs - secured debt	384	421	(37)
Total fixed rate interest expense	37,850	37,402	448
Total interest	40,553	39,923	630
Less capitalized interest	(5,340)	(5,257)	(83)
TOTAL INTEREST EXPENSE	$35,213	34,666	547

(1)
Includes interest on the Company's unsecured bank credit facilities and unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup's variable rate interest expense increased by $182,000 for 2016 as compared to 2015 primarily due to an increase in the Company's weighted average interest rate on unsecured bank credit facilities borrowings, offset by a decrease in average unsecured bank credit facilities borrowings as shown in the following table:

	Years Ended December 31,
	2016	2015	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$106,352	109,777	(3,425)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	1.49%	1.29%

The Company's fixed rate interest expense increased by $448,000 for 2016 as compared to 2015 as a result of the fixed rate unsecured bank credit facilities, unsecured debt and secured debt activity described below.

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

EastGroup's unsecured debt interest increased in 2016 as compared to 2015 as a result of the unsecured debt activity described below. The details of the unsecured debt obtained in 2015 and 2016 are shown in the following table:

NEW UNSECURED DEBT IN 2015 and 2016	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$75 Million Unsecured Term Loan (1)	3.031%	03/02/2015	02/28/2022	$75,000
$25 Million Senior Unsecured Notes	3.970%	10/01/2015	10/01/2025	25,000
$50 Million Senior Unsecured Notes	3.990%	10/07/2015	10/07/2025	50,000
Weighted Average/Total Amount for 2015	3.507%			$150,000
$65 Million Unsecured Term Loan (2)	2.863%	04/01/2016	04/01/2023	$65,000
$40 Million Unsecured Term Loan (3)	2.335%	07/29/2016	07/30/2021	40,000
$60 Million Senior Unsecured Notes	3.480%	12/15/2016	12/15/2024	60,000
$40 Million Senior Unsecured Notes	3.750%	12/15/2016	12/15/2026	40,000
Weighted Average/Total Amount for 2016	3.114%			$205,000
Weighted Average/Total Amount for 2015 and 2016	3.280%			$355,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.031% as of December 31, 2016. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 165 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.863% as of December 31, 2016. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(3)
The interest rate on this unsecured term loan is comprised of LIBOR plus 110 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.335% as of December 31, 2016. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Secured debt interest decreased in 2016 as compared to 2015 as a result of regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $17,037,000 during 2016 and $20,484,000 in 2015. The details of the secured debt repaid in 2015 and 2016 are shown in the following table:

SECURED DEBT REPAID IN 2015 AND 2016	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Beltway II-IV, Commerce Park I, Eastlake, Fairgrounds, Nations Ford, Techway Southwest III, Wetmore 1-4 and World Houston 15 & 22	5.50%	03/06/2015	$57,450
Country Club I, Lake Pointe, Techway Southwest II and World Houston 19 & 20	4.98%	11/06/2015	24,403
Weighted Average/Total Amount for 2015	5.34%		$81,853
Huntwood and Wiegman I	5.68%	08/05/2016	$24,543
Alamo Downs, Arion 1-15 & 17, Rampart I-IV, Santan 10 I and World Houston 16	5.97%	09/06/2016	51,194
Weighted Average/Total Amount for 2016	5.88%		$75,737
Weighted Average/Total Amount for 2015 and 2016	5.60%		$157,590

During 2016 and 2015, EastGroup did not obtain any new secured debt.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased $83,000 for 2016 as compared to 2015.

Depreciation and amortization expense increased $4,645,000 for 2016 compared to 2015 primarily due to the operating properties acquired by the Company during 2015 and 2016 and the properties transferred from Development in 2015 and 2016, partially offset by operating properties sold in 2015 and 2016.

General and administrative expense decreased $1,859,000 for the year ended December 31, 2016, as compared to 2015. The decrease was primarily due to additional expenses recorded in 2015 for the accelerated restricted stock vestings for the Company's Chief Financial Officer (CFO) and former Chief Executive Officer (CEO) and various costs associated with the CEO transition.

Gain, net of loss, on sales of real estate investments, which includes gains on the sales of operating properties, increased $39,267,000 for 2016 as compared to 2015. Gain on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) increased $610,000 for 2016 as compared to 2015. The Company's 2015 and 2016 sales transactions are described below in Real Estate Sold and Held for Sale/Discontinued Operations.

Capital Expenditures
Capital expenditures for EastGroup’s operating properties for the years ended December 31, 2016 and 2015 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2016	2015
		(In thousands)
Upgrade on Acquisitions	40 yrs	$394	5
Tenant Improvements:
New Tenants	Lease Life	9,976	10,100
Renewal Tenants	Lease Life	2,748	1,936
Other:
Building Improvements	5-40 yrs	5,113	4,599
Roofs	5-15 yrs	2,785	7,562
Parking Lots	3-5 yrs	1,377	808
Other	5 yrs	764	768
Total Capital Expenditures (1)		$23,157	25,778

(1)	Reconciliation of Total Capital Expenditures to Real Estate Improvements on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Total Capital Expenditures	$23,157	25,778
Change in Real Estate Property Payables	514	(1,264)
Real Estate Improvements	$23,671	24,514

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2016 and 2015 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2016	2015
		(In thousands)
Development	Lease Life	$4,217	3,824
New Tenants	Lease Life	5,273	3,893
Renewal Tenants	Lease Life	4,978	3,773
Total Capitalized Leasing Costs		$14,468	11,490
Amortization of Leasing Costs		$9,932	9,038

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

The Company did not classify any properties as held for sale as of December 31, 2016 and 2015.

The Company does not consider its sales in 2015 and 2016 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

During 2016, EastGroup sold the following operating properties: Northwest Point Distribution and Service Centers, North Stemmons II and III, America Plaza, Lockwood Distribution Center, West Loop Distribution Center 1 & 2, two of its four Interstate Commons Distribution Center buildings, Castilian Research Center and Memphis I. The properties, which contain 1,256,000 square feet and are located in Houston, Dallas, Phoenix, Santa Barbara and Memphis, were sold for $75.7 million and the Company recognized net gains on the sales of $42.2 million. The Company also sold 25 acres of land in Dallas, Orlando and Houston for $5.4 million and recognized gains on sales of $733,000.

During 2015, EastGroup sold one operating property, the last of its three Ambassador Row Warehouses in Dallas containing 185,000 square feet, for $5.3 million and recognized a gain on the sale of $2.9 million. The Company also sold a small parcel of land in New Orleans for $170,000 and recognized a gain of $123,000.

The gains on the sales of land are included in Other on the Consolidated Statements of Income and Comprehensive Income, and the gains (losses) on the sales of operating properties are included in Gain, net of loss, on sales of real estate investments. See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gains on sales of real estate investments.

2015 Compared to 2014
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for 2015 was $47,866,000 ($1.49 per basic and diluted share) compared to $47,941,000 ($1.53 per basic and $1.52 per diluted share) for 2014.  EastGroup recognized Gain on sales of real estate investments of $2,903,000 during 2015 and $9,188,000 during 2014.

PNOI increased by $10,657,000, or 6.8%, for 2015 compared to 2014. PNOI increased $6,321,000 from newly developed properties, $3,030,000 from same property operations and $2,607,000 from 2014 and 2015 acquisitions; PNOI decreased $1,266,000 from properties sold in 2014 and 2015 and $68,000 from a property undergoing redevelopment. Lease termination fee income was $225,000 and $1,205,000 in 2015 and 2014, respectively. The Company recorded net bad debt expense of $747,000 in 2015 and net bad debt recoveries of $4,000 in 2014. Straight-lining of rent increased Income from real estate operations by $1,889,000 and $1,679,000 in 2015 and 2014, respectively.

The Company signed 164 leases with certain free rent concessions on 3,678,000 square feet during 2015 with total free rent concessions of $4,024,000 over the lives of the leases, compared to 157 leases with free rent concessions on 3,274,000 square feet with total free rent concessions of $3,816,000 over the lives of the leases in 2014.

Property expense to revenue ratios were 28.7% in 2015 compared to 28.6% in 2014.  The Company’s percentage of leased square footage was 97.2% at December 31, 2015, compared to 96.7% at December 31, 2014.  Occupancy at the end of 2015 was 96.1% compared to 96.3% at the end of 2014.

Interest expense decreased $820,000 in 2015 compared to 2014.  The following table presents the components of Interest expense for 2015 and 2014:

	Years Ended December 31,
	2015	2014	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$1,420	1,280	140
Amortization of facility fees - unsecured bank credit facilities	608	563	45
Amortization of debt issuance costs - unsecured bank credit facilities	493	413	80
Total variable rate interest expense	2,521	2,256	265
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	15,498	11,649	3,849
Secured debt interest (excluding amortization of debt issuance costs)	21,061	25,700	(4,639)
Amortization of debt issuance costs - unsecured debt	422	302	120
Amortization of debt issuance costs - secured debt	421	521	(100)
Total fixed rate interest expense	37,402	38,172	(770)
Total interest	39,923	40,428	(505)
Less capitalized interest	(5,257)	(4,942)	(315)
TOTAL INTEREST EXPENSE	$34,666	35,486	(820)

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

EastGroup's variable rate interest expense increased by $265,000 for 2015 as compared to 2014 primarily due to an increase in the Company's average unsecured bank credit facilities borrowings as shown in the following table:

	Years Ended December 31,
	2015	2014	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$109,777	96,162	13,615
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	1.29%	1.33%

The Company's fixed rate interest expense decreased by $770,000 for 2015 as compared to 2014. The decrease was primarily due to a decrease in secured debt interest, partially offset by an increase in unsecured debt interest. The changes resulted from the Company's debt activity described below.

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

The decrease in secured debt interest was partially offset by an increase in unsecured debt interest resulting from the Company's unsecured debt activity described below. The details of the unsecured debt obtained in 2014 and 2015 are shown in the following table:

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

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 115 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.846% for all applicable periods presented. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 140 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 3.031% for all applicable periods presented. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased $315,000 for 2015 as compared to 2014.

Depreciation and amortization expense increased $2,976,000 for 2015 compared to 2014 primarily due to the operating properties acquired by the Company in 2014 and 2015 and the properties transferred from Development in 2014 and 2015.

General and administrative expense increased $2,365,000 for the year ended December 31, 2015, as compared to 2014. The increase was primarily due to accelerated restricted stock vesting for the Company's CFO and former CEO and various costs associated with the CEO succession.

Capital Expenditures
Capital expenditures for EastGroup’s operating properties for the years ended December 31, 2015 and 2014 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2015	2014
		(In thousands)
Upgrade on Acquisitions	40 yrs	$5	246
Tenant Improvements:
New Tenants	Lease Life	10,100	8,274
Renewal Tenants	Lease Life	1,936	2,828
Other:
Building Improvements	5-40 yrs	4,599	3,339
Roofs	5-15 yrs	7,562	4,367
Parking Lots	3-5 yrs	808	503
Other	5 yrs	768	305
Total Capital Expenditures (1)		$25,778	19,862

(1)	Reconciliation of Total Capital Expenditures to Real Estate Improvements on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2015	2014
	(In thousands)
Total Capital Expenditures	$25,778	19,862
Change in Real Estate Property Payables	(1,264)	662
Real Estate Improvements	$24,514	20,524

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets.  The costs are amortized over the terms of the associated leases and are included in Depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2015 and 2014 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2015	2014
		(In thousands)
Development	Lease Life	$3,824	2,866
New Tenants	Lease Life	3,893	3,823
Renewal Tenants	Lease Life	3,773	5,469
Total Capitalized Leasing Costs		$11,490	12,158
Amortization of Leasing Costs		$9,038	8,284

Real Estate Held for Sale/Discontinued Operations
During 2015, EastGroup sold one operating property, the last of its three Ambassador Row Warehouses in Dallas containing 185,000 square feet, for $5.3 million and recognized a gain on the sale of $2.9 million. The Company also sold a small parcel of land in New Orleans for $170,000 and recognized a gain of $123,000.

During 2014, the Company sold the following properties: Northpoint Commerce Center in Oklahoma City, Tampa West Distribution Center VI in Tampa, Clay Campbell Distribution Center and Kirby Business Center in Houston, and two of its three Ambassador Row Warehouses in Dallas. EastGroup sold the properties for $21.4 million and recognized gains on the sales of $9.2 million. The Company also sold a small parcel of land in Orlando for $141,000 and recognized a gain of $98,000.

The gains on the sales of land are included in Other on the Consolidated Statements of Income and Comprehensive Income, and the gains (losses) on the sales of operating properties are included in Gain, net of loss, on sales of real estate investments. See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gains on sales of real estate investments.

RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method, and the Company is evaluating which transition method it will elect. The Company is also in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2018. EastGroup has performed an initial impact assessment; because most of the Company's revenues are from leases (which are governed by other FASB accounting standards) and sales of real estate assets (for which the accounting is largely unchanged by the new revenue recognition standard), the impact of adopting ASU 2014-09 is not expected to be material to the Company.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases, and the Company anticipates the related impact of ASU 2016-02 will not be material to its overall financial condition and results of operations. Lessor accounting is largely unchanged under ASU 2016-02. The Company's primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to evaluate the potential impacts of the ASU and believes it will continue to account for its leases in substantially the same manner. The most significant change for the Company related to lessor accounting relates to the new standard's narrow definition of initial direct costs for leases; the new definition will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. Public business entities are required to apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. EastGroup plans to adopt ASU 2016-02 effective January 1, 2019. The Company is continuing the process of evaluating and quantifying the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2019.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with the ASU, including income tax consequences, classification of awards as equity or liabilities and classification on the Consolidated Statements of Cash Flows. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those fiscal years; early adoption is permitted. EastGroup adopted ASU 2016-09 effective January 1, 2017. As a result, the Company will elect to reverse compensation cost of any forfeited awards when they occur and will continue to classify the cash flows resulting from remitting cash to the tax authorities for the payment of taxes on the vesting of share-based payment awards as a financing activity on the Consolidated Statements of Cash Flows. In addition, upon vesting of share-based payments, the Company will withhold up to the maximum individual statutory tax rate and classify the entire award as equity. The adoption of ASU 2016-09 did not have a material impact on the Company's financial condition or results of operations.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses certain cash flow issues, including how debt prepayments or debt extinguishment costs and distributions received from equity method investees are presented. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the Company has adopted ASU 2016-15 effective January 1, 2017 and will provide the necessary disclosures beginning with its Form 10-Q for the period ending March 31, 2017. The Company does not believe the adoption of ASU 2016-15 has a material impact on the Company's financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU is intended to provide a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. The Company has determined that some of its real estate property acquisitions may be considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years; early adoption is permitted and may be applied to transactions that have not been reported in financial statements that have been issued or made available for issuance. EastGroup adopted ASU 2017-01 for transactions beginning on October 1, 2016. As a result, the Company has capitalized acquisition costs related to its fourth quarter 2016 acquisitions as they were determined not to be acquisitions of a business.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation to measure goodwill impairment. ASU 2017-04 is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, and the Company has adopted ASU 2017-04 effective January 1, 2017, and will apply the new guidance for goodwill impairment tests with measurement dates after January 1, 2017. EastGroup does not believe the adoption of ASU 2017-04 has a material impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $138,864,000 for the year ended December 31, 2016.  The primary other sources of cash were from borrowings on unsecured bank credit facilities; proceeds from unsecured debt; net proceeds from sales of real estate investments and non-operating real estate; and proceeds from common stock offerings.  The Company distributed $80,899,000 in common stock dividends during 2016.  Other primary uses of cash were for repayments on unsecured bank credit facilities, unsecured debt and secured debt; development of properties; purchases of real estate; and capital improvements at various properties.

Total debt at December 31, 2016 and 2015 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2016 and 2015.

	December 31,
	2016	2015
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$112,020	150,836
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	—
Unamortized debt issuance costs	(1,030)	(1,422)
Unsecured bank credit facilities	190,990	149,414

Unsecured debt - fixed rate, carrying amount (1)	655,000	530,000
Unamortized debt issuance costs	(2,162)	(1,790)
Unsecured debt	652,838	528,210

Secured debt - fixed rate, carrying amount (1)	258,594	351,401
Unamortized debt issuance costs	(1,089)	(1,116)
Secured debt	257,505	350,285

Total debt	$1,101,333	1,027,909

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EastGroup has a $300 million unsecured revolving credit facility with a group of nine banks that matures in July 2019. The credit facility contains options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2016, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018.  As of December 31, 2016, EastGroup had an additional $95,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 1.731%.

The Company also has a $35 million unsecured revolving credit facility that matures in July 2019. This credit facility automatically extends for one year if the extension option in the $300 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of December 31, 2016, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At December 31, 2016, the interest rate was 1.772% on a balance of $17,020,000.

As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can obtain debt financing and issue common and/or preferred equity. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

On February 19, 2014, EastGroup entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC, Raymond James & Associates, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated pursuant to which it may issue and sell up to 10,000,000 shares of its common stock from time to time. During 2016, the Company issued and sold 875,052 shares of common stock under its continuous equity program at an average price of $68.57 per share with gross proceeds to the Company of $60,000,000. The Company incurred offering-related costs of $717,000 during the year, resulting in net proceeds to the Company of $59,283,000. As of February 15, 2017, the Company has 7,771,797 shares of common stock remaining to sell under the program.

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

In December 2016, the Company closed two senior unsecured private placement notes totaling $100 million. The $60 million notes has an eight-year term and an interest rate of 3.48% with semi-annual interest payments. The $40 million note has a ten-year term and an interest rate of 3.75% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2016 were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Unsecured Bank Credit Facilities (1) (2)	$192,020	—	192,020	—	—
Interest on Unsecured Bank Credit Facilities (3)	11,025	4,232	6,793	—	—
Unsecured Debt (1)	655,000	—	125,000	145,000	385,000
Interest on Unsecured Debt	129,322	22,347	41,780	31,727	33,468
Secured Debt (1)	258,594	58,237	66,885	98,659	34,813
Interest on Secured Debt	39,087	12,623	17,667	8,327	470
Operating Lease Obligations:
Office Leases	698	341	188	149	20
Ground Leases	14,210	756	1,512	1,512	10,430
Real Estate Property Obligations (4)	1,155	1,155	—	—	—
Development Obligations (5)	25,453	25,453	—	—	—
Tenant Improvements (6)	12,768	12,768	—	—	—
Purchase Obligations	340	100	240	—	—
Total	$1,339,672	138,012	452,085	285,374	464,201

(1)	These amounts are included on the Consolidated Balance Sheets net of unamortized debt issuance costs.

(2)
The Company’s balances under its unsecured bank credit facilities change depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.  At December 31, 2016, the weighted average interest rate was 1.737% on the $112,020,000 of variable-rate debt that matures in July 2019. Unsecured bank credit facilities also included $80,000,000 of debt with an effectively fixed interest rate of 2.020% due to an interest rate swap that matures on August 15, 2018. The $300 million unsecured credit facility has options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties). The $35 million unsecured credit facility automatically extends for one year if the extension option in the $300 million revolving facility is exercised. As of December 31, 2016, the interest rate on the $300 million facility was LIBOR plus 100 basis points (weighted average interest rate of 1.731%) with an annual facility fee of 20 basis points, and the interest rate on the $35 million facility, which resets on a daily basis, was LIBOR plus 100 basis points (1.772%) with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.

(3)
Represents an estimate of interest due on the Company's unsecured bank credit facilities based on the outstanding unsecured credit facilities as of December 31, 2016 and interest rates and maturity dates on the facilities as of December 31, 2016 as discussed in note 2 above.

(4)	Represents commitments on real estate properties, except for tenant improvement obligations.

(5)	Represents commitments on properties under development, except for tenant improvement obligations.

(6)	Represents tenant improvement allowance obligations.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings. The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements. The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of December 31, 2016.

	2017	2018	2019		2020	2021	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	112,020	(1)	—	—	—	112,020	111,923 (2)
Weighted average interest rate	—	—	1.74%	(3)	—	—	—	1.74%
Unsecured bank credit facilities - fixed rate (in thousands)	$—	—	80,000		—	—	—	80,000	79,998 (4)
Weighted average interest rate	—	—	2.02%		—	—	—	2.02%
Unsecured debt - fixed rate (in thousands)	$—	50,000	75,000		105,000	40,000	385,000	655,000	623,147 (4)
Weighted average interest rate	—	3.91%	2.85%		3.77%	2.34%	3.47%	3.41%
Secured debt - fixed rate (in thousands)	$58,237	11,316	55,569		9,096	89,563	34,813	258,594	266,585 (4)
Weighted average interest rate	5.50%	5.21%	7.01%		4.43%	4.55%	4.08%	5.25%

(1)
The variable-rate unsecured bank credit facilities mature in July 2019 and as of December 31, 2016, have balances of $95,000,000 on the $300 million unsecured bank credit facility and $17,020,000 on the $35 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable-rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company's variable rate unsecured bank credit facilities as of December 31, 2016.

(4)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of December 31, 2016, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable-rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 17 basis points, interest expense and cash flows would increase or decrease by approximately $195,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Consolidated Balance Sheets as of December 31, 2016 and 2015, and its Consolidated Statements of Income and Comprehensive Income, Changes in Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014 and the Report of Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference.  Unaudited quarterly results of operations included in the Notes to Consolidated Financial Statements are also incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)	Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)	Internal Control Over Financial Reporting.

(a)	Management's annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  EastGroup’s Management Report on Internal Control Over Financial Reporting is set forth in Part IV, Item 15 of this Form 10-K on page 45 and is incorporated herein by reference.

(b)	Report of the independent registered public accounting firm.

The report of KPMG LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in Part IV, Item 15 of this Form 10-K on page 45 and is incorporated herein by reference.

(c)	Changes in internal control over financial reporting.

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the Company’s executive officers and directors.

Name	Position
D. Pike Aloian	Director since 1999; Partner in Almanac Realty Investors, LLC (real estate advisory and investment management services)
H.C. Bailey, Jr.	Director since 1980; Chairman and President of H.C. Bailey Company (real estate development and investment)
H. Eric Bolton, Jr.	Director since 2013; Chairman and Chief Executive Officer of Mid-America Apartment Communities, Inc.
Hayden C. Eaves III	Director since 2002; President of Hayden Holdings, Inc. (real estate investment)
Fredric H. Gould	Director since 1998; Chairman of the General Partner of Gould Investors L.P., Member of the Board of Directors of BRT Realty Trust and Vice-Chairman of One Liberty Properties, Inc.
Mary E. McCormick	Director since 2005; Director of Xenia Hotels and Resorts (lodging real estate investment trust (REIT)); Senior Lecturer at The Ohio State University, Fisher College of Business
Leland R. Speed	Director since 1978; Chairman Emeritus of the Board of the Company since 2016; Chairman of the Board of the Company from 1983 to 2015
David H. Hoster II	Director since 1993; Chairman of the Board of the Company since 2016; President of the Company from 1993 to 2015; Chief Executive Officer of the Company from 1997 to 2015
Marshall A. Loeb	Director, President and Chief Executive Officer of the Company
N. Keith McKey	Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company
John F. Coleman	Senior Vice President of the Company
Bruce Corkern	Senior Vice President, Chief Accounting Officer, Controller and Assistant Secretary of the Company
William D. Petsas	Senior Vice President of the Company
Brent W. Wood	Senior Vice President of the Company

All other information required by Item 10 of Part III regarding the Company’s executive officers and directors is incorporated herein by reference from the sections entitled "Corporate Governance and Board Matters" and “Executive Officers” in the Company's definitive Proxy Statement ("2017 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for EastGroup's Annual Meeting of Stockholders to be held on May 11, 2017.  The 2017 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2016.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2017 Proxy Statement.

Information regarding EastGroup's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated herein by reference from the subsection entitled "Committees and Meeting Data” in the Company's 2017 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information included under the following captions in the Company's 2017 Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2016," "Outstanding Equity Awards at 2016 Fiscal Year-End," "Option Exercises and Stock Vested in 2016," "Potential Payments upon Termination or Change in Control," "Compensation of Directors" and "Compensation Committee Interlocks."  The information included under the heading "Report of the Compensation Committee" in the Company's 2017 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the subsections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s 2017 Proxy Statement.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2016.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	1,752,345
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,752,345

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding transactions with related parties and director independence is incorporated herein by reference from the subsection entitled "Independent Directors" and the section entitled “Certain Transactions and Relationships” in the Company's 2017 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled "Auditor Fees and Services" in the Company's 2017 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

		Page
(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	43
	Management Report on Internal Control Over Financial Reporting	44
	Report of Independent Registered Public Accounting Firm	44
	Consolidated Balance Sheets – December 31, 2016 and 2015	45
	Consolidated Statements of Income and Comprehensive Income – Years ended December 31, 2016, 2015 and 2014	46
	Consolidated Statements of Changes in Equity – Years ended December 31, 2016, 2015 and 2014	47
	Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014	48
	Notes to Consolidated Financial Statements	49

(2)	Consolidated Financial Statement Schedules:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	73
	Schedule III – Real Estate Properties and Accumulated Depreciation	74
	Schedule IV – Mortgage Loans on Real Estate	87

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
(a)
Form of Severance and Change in Control Agreement that the Company has entered into with Marshall A. Loeb and N. Keith McKey (incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed May 18, 2016).*

(b)
Form of Severance and Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, Brent W. Wood and C. Bruce Corkern (incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed May 18, 2016).*

(c)
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

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastGroup Properties, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2017,  expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(Signed) KPMG LLP
Jackson, Mississippi
February 15, 2017

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The design of any system of internal control over financial reporting is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2016.

/s/ EASTGROUP PROPERTIES, INC.
Jackson, Mississippi
February 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EastGroup Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 15, 2017, expressed an unqualified opinion on those consolidated financial statements.

(Signed) KPMG LLP
Jackson, Mississippi
February 15, 2017

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except for share and per share data)
ASSETS
Real estate properties	$2,113,073	2,049,007
Development	293,908	170,441
	2,406,981	2,219,448
Less accumulated depreciation	(694,250)	(657,454)
	1,712,731	1,561,994
Unconsolidated investment	7,681	8,004
Cash	522	48
Other assets	104,830	91,858
TOTAL ASSETS	$1,825,764	1,661,904
LIABILITIES AND EQUITY
LIABILITIES
Unsecured bank credit facilities	$190,990	149,414
Unsecured debt	652,838	528,210
Secured debt	257,505	350,285
Accounts payable and accrued expenses	52,701	44,181
Other liabilities	29,864	30,613
Total Liabilities	1,183,898	1,102,703
EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 33,332,213 shares issued and outstanding at December 31, 2016 and 32,421,460 at December 31, 2015	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	949,318	887,207
Distributions in excess of earnings	(313,655)	(328,892)
Accumulated other comprehensive income (loss)	1,995	(3,456)
Total Stockholders’ Equity	637,661	554,862
Noncontrolling interest in joint ventures	4,205	4,339
Total Equity	641,866	559,201
TOTAL LIABILITIES AND EQUITY	$1,825,764	1,661,904

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$252,961	234,918	219,706
Other income	86	90	123
	253,047	235,008	219,829
EXPENSES
Expenses from real estate operations	74,347	67,402	62,797
Depreciation and amortization	77,935	73,290	70,314
General and administrative	13,232	15,091	12,726
Acquisition costs	161	164	210
	165,675	155,947	146,047
OPERATING INCOME	87,372	79,061	73,782
OTHER INCOME (EXPENSE)
Interest expense	(35,213)	(34,666)	(35,486)
Gain, net of loss, on sales of real estate investments	42,170	2,903	9,188
Other	1,765	1,101	989
NET INCOME	96,094	48,399	48,473
Net income attributable to noncontrolling interest in joint ventures	(585)	(533)	(532)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	95,509	47,866	47,941
Other comprehensive income (loss) - cash flow hedges	5,451	(1,099)	(3,986)
TOTAL COMPREHENSIVE INCOME	$100,960	46,767	43,955
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$2.93	1.49	1.53
Weighted average shares outstanding	32,563	32,091	31,341
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$2.93	1.49	1.52
Weighted average shares outstanding	32,628	32,196	31,452

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except for share and per share data)
Balance, December 31, 2013	$3	790,535	(278,169)	1,629	4,707	518,705
Net income	—	—	47,941	—	532	48,473
Net unrealized change in fair value of interest rate swaps	—	—	—	(3,986)	—	(3,986)
Common dividends declared – $2.22 per share	—	—	(70,624)	—	—	(70,624)
Stock-based compensation, net of forfeitures	—	6,567	—	—	—	6,567
Issuance of 1,246,400 shares of common stock, common stock offering, net of expenses	—	78,868	—	—	—	78,868
Issuance of 3,626 shares of common stock, dividend reinvestment plan	—	227	—	—	—	227
Withheld 31,673 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(1,862)	—	—	—	(1,862)
Distributions to noncontrolling interest	—	—	—	—	(753)	(753)
Balance, December 31, 2014	3	874,335	(300,852)	(2,357)	4,486	575,615
Net income	—	—	47,866	—	533	48,399
Net unrealized change in fair value of interest rate swaps	—	—	—	(1,099)	—	(1,099)
Common dividends declared – $2.34 per share	—	—	(75,906)	—	—	(75,906)
Stock-based compensation, net of forfeitures	—	8,423	—	—	—	8,423
Issuance of 106,751 shares of common stock, common stock offering, net of expenses	—	6,233	—	—	—	6,233
Issuance of 4,536 shares of common stock, dividend reinvestment plan	—	257	—	—	—	257
Withheld 32,409 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,041)	—	—	—	(2,041)
Distributions to noncontrolling interest	—	—	—	—	(680)	(680)
Balance, December 31, 2015	3	887,207	(328,892)	(3,456)	4,339	559,201
Net income	—	—	95,509	—	585	96,094
Net unrealized change in fair value of interest rate swaps	—	—	—	5,451	—	5,451
Common dividends declared – $2.44 per share	—	—	(80,272)	—	—	(80,272)
Stock-based compensation, net of forfeitures	—	5,831	—	—	—	5,831
Issuance of 875,052 shares of common stock, common stock offering, net of expenses	—	59,283	—	—	—	59,283
Issuance of 3,326 shares of common stock, dividend reinvestment plan	—	228	—	—	—	228
Withheld 57,316 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(3,231)	—	—	—	(3,231)
Distributions to noncontrolling interest	—	—	—	—	(719)	(719)
Balance, December 31, 2016	$3	949,318	(313,655)	1,995	4,205	641,866

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
OPERATING ACTIVITIES
Net income	$96,094	48,399	48,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,935	73,290	70,314
Stock-based compensation expense	4,590	6,733	5,146
Gain, net of loss, on sales of real estate investments and non-operating real estate	(42,903)	(3,026)	(9,286)
Changes in operating assets and liabilities:
Accrued income and other assets	(2,883)	(2,118)	(713)
Accounts payable, accrued expenses and prepaid rent	5,736	6,928	2,315
Other	295	(157)	(28)
NET CASH PROVIDED BY OPERATING ACTIVITIES	138,864	130,049	116,221
INVESTING ACTIVITIES
Real estate development	(203,765)	(95,032)	(97,696)
Purchases of real estate	(27,668)	(31,574)	(48,805)
Real estate improvements	(23,671)	(24,514)	(20,524)
Net proceeds from sales of real estate investments and non-operating real estate	78,780	5,156	20,625
Capital contributions to unconsolidated investment	—	—	(5,132)
Repayments on mortgage loans receivable	123	116	3,902
Changes in accrued development costs	3,629	(1,705)	241
Changes in other assets and other liabilities	(13,900)	(8,865)	(12,181)
NET CASH USED IN INVESTING ACTIVITIES	(186,472)	(156,418)	(159,570)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	608,349	420,104	350,214
Repayments on unsecured bank credit facilities	(567,165)	(368,669)	(339,765)
Proceeds from unsecured debt	205,000	150,000	75,000
Repayments on unsecured debt	(80,000)	—	—
Repayments on secured debt	(92,773)	(102,337)	(48,846)
Debt issuance costs	(1,487)	(1,952)	(499)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(80,899)	(75,845)	(70,456)
Proceeds from common stock offerings	59,283	6,233	78,868
Proceeds from dividend reinvestment plan	236	256	216
Other	(2,462)	(1,384)	(1,380)
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,082	26,406	43,352
INCREASE IN CASH AND CASH EQUIVALENTS	474	37	3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	48	11	8
CASH AND CASH EQUIVALENTS AT END OF YEAR	$522	48	11
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $5,340, $5,257, and $4,942 for 2016, 2015 and 2014, respectively	$33,595	33,164	34,426
Fair value of debt assumed by the Company in the purchase of real estate	—	—	2,847

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

(1)	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc. ("EastGroup" or "the Company"), its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At December 31, 2016, EastGroup had a controlling interest in one joint venture, the 80% owned University Business Center.  At December 31, 2015 and 2014, the Company had a controlling interest in two joint ventures: the 80% owned University Business Center and the 80% owned Castilian Research Center.  During the second quarter of 2016, Castilian Research Center was sold, and the joint venture was subsequently terminated. The Company records 100% of the joint ventures’ assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)	Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2016, 2015 and 2014 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2016, 2015 and 2014.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2016	2015	2014
Common Share Distributions:
Ordinary dividends	$2.10494	2.24258	2.02398
Nondividend distributions	0.05202	0.02774	0.08974
Unrecaptured Section 1250 capital gain	0.12872	0.06968	0.09470
Other capital gain	0.15432	—	0.01158
Total Common Share Distributions	$2.44000	2.34000	2.22000

EastGroup applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2012 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2016 and 2015.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists.  If a significant uncertainty exists, interest income is recognized as collected.  If applicable, discounts on mortgage loans receivable are amortized over the lives of the loans using a method that does not differ materially from the interest method.  The Company evaluates the collectibility of both interest and principal on each of its loans to determine whether the loans are impaired.  A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell.  As of December 31, 2016 and 2015, there was no significant uncertainty of collection; therefore, interest income was recognized.  As of December 31, 2016 and 2015, the Company determined that no allowance for collectibility of the mortgage loans receivable was necessary.

(d)	Real Estate Properties
EastGroup has one reportable segment–industrial properties.  These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona, California and North Carolina, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of December 31, 2016 and 2015, the Company did not identify any significant impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $63,793,000, $59,882,000 and $57,303,000 for 2016, 2015 and 2014, respectively.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method. Amortization of debt issuance costs was $1,534,000, $1,336,000 and $1,236,000 for 2016, 2015 and 2014, respectively. Amortization of facility fees was $670,000, $608,000 and $563,000 for 2016, 2015 and 2014, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  Leasing costs paid during the period are included in Changes in other assets and other liabilities in the Investing Activities section on the Consolidated Statements of Cash Flows.  Leasing costs amortization expense was $9,932,000, $9,038,000 and $8,284,000 for 2016, 2015 and 2014, respectively.

Amortization expense for in-place lease intangibles is disclosed below in Real Estate Property Acquisitions and Acquired Intangibles.

(j)	Real Estate Property Acquisitions and Acquired Intangibles
Upon acquisition of real estate properties, EastGroup applies the principles of ASC 805, Business Combinations. Prior to the Company's adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, effective October 1, 2016, acquisition-related costs were recognized as expenses in the periods in which the costs were incurred and the services were received.

As discussed in Note 1(o), beginning with acquisitions after October 1, 2016, the Company follows the guidance in ASU 2017-01, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup has determined that its real estate property acquisitions in the fourth quarter of 2016 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company has capitalized acquisition costs related to its fourth quarter 2016 acquisitions.

The FASB Codification provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values.  Goodwill for business combinations is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties.  The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amortization of above and below market leases increased rental income by $488,000, $448,000 and $421,000 in 2016, 2015 and 2014, respectively.  Amortization expense for in-place lease intangibles was $4,210,000, $4,370,000 and $4,727,000 for 2016, 2015 and 2014, respectively.

Projected amortization of in-place lease intangibles for the next five years as of December 31, 2016 is as follows:

Years Ending December 31,	(In thousands)
2017	$3,572
2018	2,545
2019	2,042
2020	1,551
2021	1,150

During 2016, the Company acquired the following development-stage properties: Parc North in Ft. Worth (Dallas), Weston Commerce Park in Weston (South Florida), and Jones Corporate Park in Las Vegas. At the time of acquisition, the properties were classified as under construction or in the lease-up phase of development.

Also in 2016, the Company acquired Flagler Center, a three-building business distribution complex in Jacksonville, Florida.

The properties purchased in 2016 were acquired for a total cost of $112,158,000, of which $22,228,000 was allocated to Real estate properties and $84,490,000 was allocated to Development. EastGroup allocated $29,164,000 of the total purchase price to land using third party land valuations for the Dallas, South Florida, Las Vegas and Jacksonville markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures (see Note 18 for additional information on ASC 820).  Intangibles associated with the purchase of real estate were allocated as follows: $5,941,000 to in-place lease intangibles, $393,000 to above market leases (included in Other assets on the Consolidated Balance Sheets), and $894,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During 2015, the Company acquired Southpark Corporate Center and Springdale Business Center, both in Austin, Texas, for a total cost of $31,574,000, of which $28,648,000 was allocated to Real estate properties.  The Company allocated $5,494,000 of the total purchase price to land using third party land valuations for the Austin market.  The market values are considered to be Level 3 inputs as defined by ASC 820.  Intangibles associated with the purchase of real estate were allocated as follows:  $3,453,000 to in-place lease intangibles and $527,000 to below market leases.

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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at December 31, 2016 and 2015.

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

The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date, adjusted for estimated forfeitures.  The grant date fair value for awards that have been granted and are subject to a future market condition (total shareholder return) are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards (the Company did not have any such awards in 2016, 2015 or 2014).

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(o)	Recent Accounting Pronouncements
EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method, and the Company is evaluating which transition method it will elect. The Company is also in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2018. EastGroup has performed an initial impact assessment; because most of the Company's revenues are from leases (which are governed by other FASB accounting standards) and sales of real estate assets (for which the accounting is largely unchanged by the new revenue recognition standard), the impact of adopting ASU 2014-09 is not expected to be material to the Company.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases, and the Company anticipates the related impact of ASU 2016-02 will not be material to its overall financial condition and results of operations. Lessor accounting is largely unchanged under ASU 2016-02. The Company's primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to evaluate the potential impacts of the ASU and believes it will continue to account for its leases in substantially the same manner. The most significant change for the Company related to lessor accounting relates to the new standard's narrow definition of initial direct costs for leases; the new definition will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. Public business entities are required to apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. EastGroup plans to adopt ASU 2016-02 effective January 1, 2019. The Company is continuing the process of evaluating and quantifying the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2019.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with the ASU, including income tax consequences, classification of awards as equity or liabilities and classification on the Consolidated Statements of Cash Flows. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those fiscal years; early adoption is permitted. EastGroup adopted ASU 2016-09 effective January 1, 2017. As a result, the Company will elect to reverse compensation cost of any forfeited awards when they occur and will continue to classify the cash flows resulting from remitting cash to the tax authorities for the payment of taxes on the vesting of share-based payment awards as a financing activity on the Consolidated Statements of Cash Flows. In addition, upon vesting of share-based payments, the Company will withhold up to the maximum individual statutory tax rate and classify the entire award as equity. The adoption of ASU 2016-09 did not have a material impact on the Company's financial condition or results of operations.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses certain cash flow issues, including how debt prepayments or debt extinguishment costs and distributions received from equity method investees are presented. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the Company has adopted ASU 2016-15 effective January 1, 2017 and will provide the necessary disclosures beginning with its Form 10-Q for the period ending March 31, 2017. The Company does not believe the adoption of ASU 2016-15 has a material impact on the Company's financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU is intended to provide a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. The Company has determined that some of its real estate property acquisitions may be considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years; early adoption is permitted and may be applied to transactions that have not been reported in financial statements that have been issued or made available for issuance. EastGroup adopted ASU 2017-01 for transactions beginning on October 1, 2016. As a result, the Company has capitalized acquisition costs related to its fourth quarter 2016 acquisitions as they were determined not to be acquisitions of a business.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation to measure goodwill impairment. ASU 2017-04 is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, and the Company has adopted ASU 2017-04 effective January 1, 2017, and will apply the new guidance for goodwill impairment tests with

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measurement dates after January 1, 2017. EastGroup does not believe the adoption of ASU 2017-04 has a material impact on the Company's financial condition or results of operations.

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

(q)	Reclassifications
Certain reclassifications have been made in the 2015 and 2014 consolidated financial statements to conform to the 2016 presentation.

(2)	REAL ESTATE PROPERTIES

The Company’s Real estate properties and Development at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(In thousands)
Real estate properties:
Land	$308,931	301,435
Buildings and building improvements	1,435,309	1,393,688
Tenant and other improvements	368,833	353,884
Development	293,908	170,441
	2,406,981	2,219,448
Less accumulated depreciation	(694,250)	(657,454)
	$1,712,731	1,561,994

EastGroup acquired operating properties during 2016, 2015 and 2014 as discussed in Note 1(j).

In 2016, the Company sold the following operating properties: Northwest Point Distribution and Service Centers, North Stemmons II and III, America Plaza, Lockwood Distribution Center, West Loop Distribution Center 1 & 2, two of its four Interstate Commons Distribution Center buildings, Castilian Research Center and Memphis I.

In 2015, EastGroup sold one operating property, the last of its three Ambassador Row Warehouses.

In 2014, the Company sold the following operating properties: Northpoint Commerce Center, Tampa West Distribution Center VI, Clay Campbell Distribution Center, Kirby Business Center and two of its three Ambassador Row Warehouses.

The results of operations and gains and losses on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain, net of loss, on sales of real estate investments.

The Company did not classify any properties as held for sale as of December 31, 2016 and 2015.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of Real Estate
A summary of Gain, net of loss, on sales of real estate investments for the years ended December 31, 2016, 2015 and 2014 follows:

Real Estate Properties	Location	Size (in Square Feet)	Date Sold	Net Sales Price	Basis	Recognized Gain
				(In thousands)
2016
Northwest Point Distribution and Service Centers	Houston, TX	232,000	02/12/2016	$15,189	5,080	10,109
North Stemmons III	Dallas, TX	60,000	03/04/2016	3,131	1,908	1,223
North Stemmons II	Dallas, TX	26,000	04/12/2016	1,203	765	438
Lockwood Distribution Center	Houston, TX	392,000	04/18/2016	14,024	4,154	9,870
West Loop Distribution Center 1 & 2	Houston, TX	161,000	04/19/2016	13,154	3,564	9,590
America Plaza	Houston, TX	121,000	04/28/2016	7,938	3,378	4,560
Interstate Commons Distribution Center 1 & 2	Phoenix, AZ	142,000	05/31/2016	9,906	3,568	6,338
Castilian Research Center (1)	Santa Barbara, CA	30,000	06/28/2016	7,698	7,513	185
Memphis I	Memphis, TN	92,000	12/16/2016	1,482	1,625	(143)
Total for 2016				$73,725	31,555	42,170
2015
Ambassador Row Warehouse	Dallas, TX	185,000	04/13/2015	$4,998	2,095	2,903
2014
Northpoint Commerce Center	Oklahoma City, OK	58,000	03/28/2014	$3,471	3,376	95
Tampa West Distribution Center VI	Tampa, FL	9,000	07/08/2014	682	446	236
Clay Campbell Distribution Center	Houston, TX	118,000	09/30/2014	7,690	2,826	4,864
Kirby Business Center	Houston, TX	125,000	09/30/2014	5,306	2,989	2,317
Ambassador Row Warehouses	Dallas, TX	132,000	12/30/2014	3,358	1,682	1,676
Total for 2014				$20,507	11,319	9,188

(1)
EastGroup owned 80% of Castilian Research Center through a joint venture. The information shown for this transaction also includes the 20% attributable to the Company's noncontrolling interest partner.

The table above includes sales of operating properties; the Company also sold parcels of land during the years presented. During the year ended December 31, 2016, EastGroup sold parcels of land in Houston, Dallas and Orlando for $5,400,000 and recognized a gain of $733,000. During the year ended December 31, 2015, EastGroup sold a small parcel of land in New Orleans for $170,000 and recognized a gain of $123,000. During 2014, the Company sold a small parcel of land in Orlando for $118,000 and recognized a gain of $98,000. The gains on sales of land are included in Other on the Consolidated Statements of Income and Comprehensive Income.

The Company’s development program as of December 31, 2016, was comprised of the properties detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development properties for 2016 were $5,340,000 compared to $5,257,000 for 2015 and $4,942,000 for 2014. In addition, EastGroup capitalized internal development costs of $3,789,000 during the year ended December 31, 2016, compared to $4,467,000 during 2015 and $4,040,000 in 2014.

Total capital invested for development during 2016 was $203,765,000, which primarily consisted of costs of $186,305,000 and $5,272,000 as detailed in the development activity table below and costs of $7,871,000 on development projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT		Costs Incurred				Anticipated Building Conversion Date
		Costs Transferred in 2016 (1)	For the Year Ended 12/31/16	Cumulative as of 12/31/16	Estimated Total Costs (2)
		(In thousands)
	(Unaudited)				(Unaudited)	(Unaudited)
LEASE-UP	Building Size (Square feet)
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	$—	9,016	15,776	17,000	01/17
South 35th Avenue, Phoenix, AZ (3)	124,000	—	493	1,664	1,900	01/17
Parc North 1-4, Dallas, TX (4)	446,000	—	32,120	32,120	35,500	02/17
Jones Corporate Park, Las Vegas, NV (5)	416,000	—	39,540	39,540	43,700	04/17
Ten Sky Harbor, Phoenix, AZ	64,000	—	1,613	5,265	6,200	04/17
Steele Creek VI, Charlotte, NC	137,000	—	4,102	7,006	8,200	07/17
Madison IV & V, Tampa, FL	145,000	1,069	6,456	7,525	9,600	10/17
Total Lease-Up	1,533,000	1,069	93,340	108,896	122,100
UNDER CONSTRUCTION
Alamo Ridge III, San Antonio, TX	135,000	—	8,179	10,559	12,200	02/17
Horizon V, Orlando, FL	141,000	2,891	1,544	4,435	9,900	07/17
Horizon VII, Orlando, FL	109,000	2,344	4,547	6,891	8,300	01/18
Alamo Ridge IV, San Antonio, TX	97,000	843	4,102	4,945	6,000	02/18
Country Club V, Tucson, AZ	300,000	—	3,295	3,295	24,200	02/18
CreekView 121 1 & 2, Dallas, TX	193,000	3,481	8,374	11,855	16,700	02/18
Eisenhauer Point 3, San Antonio, TX	71,000	808	1,940	2,748	5,400	04/18
Eisenhauer Point 4, San Antonio, TX	85,000	777	1,876	2,653	5,200	04/18
SunCoast 4, Ft. Myers, FL	93,000	4,287	1,968	6,255	8,700	04/18
Weston, Ft. Lauderdale, FL (6)	134,000	—	14,281	14,281	15,900	05/18
Total Under Construction	1,358,000	15,431	50,106	67,917	112,500
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	261,000	—	406	3,893
Tucson, AZ	70,000	—	—	417
Ft. Myers, FL	570,000	(4,287)	72	13,643
Miami, FL	850,000	—	27,244	27,244
Orlando, FL	662,000	(5,235)	993	16,129
Tampa, FL	148,000	(1,069)	111	3,681
Jackson, MS	28,000	—	—	706
Charlotte, NC	756,000	—	4,882	9,303
Dallas, TX	718,000	(3,481)	7,677	12,322
El Paso, TX	251,000	—	—	2,444
Houston, TX	1,476,000	—	(3,213)	21,374
San Antonio, TX	544,000	(2,428)	4,687	5,939
Total Prospective Development	6,334,000	(16,500)	42,859	117,095
	9,225,000	$—	186,305	293,908
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2016	Building Size (Square feet)					Building Conversion Date
Alamo Ridge I, San Antonio, TX	96,000	$—	26	7,378		02/16
Alamo Ridge II, San Antonio, TX	62,000	—	28	4,167		02/16
Madison II & III, Tampa, FL	127,000	—	(14)	7,403		02/16
West Road III, Houston, TX	78,000	—	57	4,839		03/16
Ten West Crossing 7, Houston, TX	68,000	—	91	4,163		04/16
West Road IV, Houston, TX	65,000	—	642	5,327		06/16
Horizon III, Orlando, FL	109,000	—	1,217	7,332		07/16
Kyrene 202 VI, Phoenix, AZ	123,000	—	631	7,651		09/16
ParkView 1-3, Dallas, TX	276,000	—	2,594	19,850		10/16
Total Transferred to Real Estate Properties	1,004,000	$—	5,272	68,110	(7)

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.

(2)	Included in these costs are development obligations of $25.5 million and tenant improvement obligations of $6.1 million on properties under development.

(3)	This property was redeveloped from a manufacturing building to a multi-tenant distribution building.

(4)	This project, which was recently developed by the seller, was acquired by EastGroup on 7/8/16 and is considered to be in the lease-up phase.

(5)	This project, which was recently developed by the seller, was acquired by EastGroup on 11/15/16 and is considered to be in the lease-up phase.

(6)	This project was acquired by EastGroup on 11/1/16 and is being redeveloped.

(7)	Represents cumulative costs at the date of transfer.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2016:

Future Minimum Rental Receipts Under Non-Cancelable Leases

Years Ending December 31,	(In thousands)
2017	$186,783
2018	159,858
2019	128,487
2020	96,423
2021	62,837
Thereafter	132,642
Total minimum receipts	$767,030

Ground Leases
As of December 31, 2016, the Company owned two properties in Florida, two properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to November 2037, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  Total ground lease expenditures for the years ended December 31, 2016, 2015 and 2014 were $756,000, $756,000 and $745,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  The following schedule indicates approximate future minimum ground lease payments for these properties by year as of December 31, 2016:

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2017	$756
2018	756
2019	756
2020	756
2021	756
Thereafter	10,430
Total minimum payments	$14,210

(3)	UNCONSOLIDATED INVESTMENT

The Company owns a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2018 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $7,681,000 at December 31, 2016, and $8,004,000 at December 31, 2015.

(4)	MORTGAGE LOANS RECEIVABLE

As of December 31, 2016 and 2015, the Company had two mortgage loans receivable, both of which are classified as first mortgage loans, have effective interest rates of 5.25% and mature in October 2017. Mortgage loans receivable are included in Other assets on the Consolidated Balance Sheets. See Note 5 for a summary of Other assets.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	December 31,
	2016	2015
	(In thousands)
Leasing costs (principally commissions)	$65,521	59,043
Accumulated amortization of leasing costs	(26,340)	(23,455)
Leasing costs (principally commissions), net of accumulated amortization	39,181	35,588

Straight-line rents receivable	28,369	26,482
Allowance for doubtful accounts on straight-line rents receivable	(76)	(167)
Straight-line rents receivable, net of allowance for doubtful accounts	28,293	26,315

Accounts receivable	6,824	5,615
Allowance for doubtful accounts on accounts receivable	(809)	(394)
Accounts receivable, net of allowance for doubtful accounts	6,015	5,221

Acquired in-place lease intangibles	21,231	19,061
Accumulated amortization of acquired in-place lease intangibles	(8,642)	(8,205)
Acquired in-place lease intangibles, net of accumulated amortization	12,589	10,856

Acquired above market lease intangibles	1,594	1,337
Accumulated amortization of acquired above market lease intangibles	(736)	(684)
Acquired above market lease intangibles, net of accumulated amortization	858	653

Mortgage loans receivable	4,752	4,875
Interest rate swap assets	4,546	400
Goodwill	990	990
Prepaid expenses and other assets	7,606	6,960
Total Other assets	$104,830	91,858

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	UNSECURED BANK CREDIT FACILITIES

EastGroup has a $300 million unsecured revolving credit facility with a group of nine banks that matures in July 2019. The credit facility contains options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2016, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018.  As of December 31, 2016, EastGroup had an additional $95,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 1.731%.

The Company also has a $35 million unsecured revolving credit facility that matures in July 2019. This credit facility automatically extends for one year if the extension option in the $300 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of December 31, 2016, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At December 31, 2016, the interest rate was 1.772% on a balance of $17,020,000.

Average unsecured bank credit facilities borrowings were $106,352,000 in 2016, $109,777,000 in 2015 and $96,162,000 in 2014, with weighted average interest rates (excluding amortization of facility fees and debt issuance costs) of 1.49% in 2016, 1.29% in 2015 and 1.33% in 2014.  Amortization of facility fees was $670,000, $608,000 and $563,000 for 2016, 2015 and 2014, respectively.  Amortization of debt issuance costs for the Company's unsecured bank credit facilities was $450,000, $493,000 and $413,000 for 2016, 2015 and 2014, respectively.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2016.

See Note 7 for a detail of the outstanding balances of the Company's Unsecured bank credit facilities as of December 31, 2016 and 2015.

(7)	UNSECURED AND SECURED DEBT

In connection with the adoption of ASU 2015-03, which is described in further detail in Note 1(o), the Company presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets as detailed below.

	December 31, 2016	December 31, 2015
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$112,020	150,836
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	—
Unamortized debt issuance costs	(1,030)	(1,422)
Unsecured bank credit facilities	190,990	149,414

Unsecured debt - fixed rate, carrying amount (1)	655,000	530,000
Unamortized debt issuance costs	(2,162)	(1,790)
Unsecured debt	652,838	528,210

Secured debt - fixed rate, carrying amount (1)	258,594	351,401
Unamortized debt issuance costs	(1,089)	(1,116)
Secured debt	257,505	350,285

Total debt	$1,101,333	1,027,909

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the carrying amount of Unsecured debt follows:

				Balance at December 31,
	Margin Above LIBOR	Interest Rate	Maturity Date	2016	2015
				(In thousands)
$80 Million Unsecured Term Loan (1)	1.750%	2.770%	08/15/2018	$—	80,000
$50 Million Unsecured Term Loan	Not applicable	3.910%	12/21/2018	50,000	50,000
$75 Million Unsecured Term Loan (1)	1.150%	2.846%	07/31/2019	75,000	75,000
$75 Million Unsecured Term Loan (1)	1.400%	3.752%	12/20/2020	75,000	75,000
$40 Million Unsecured Term Loan (1)	1.100%	2.335%	07/30/2021	40,000	—
$75 Million Unsecured Term Loan (1)	1.400%	3.031%	02/28/2022	75,000	75,000
$65 Million Unsecured Term Loan (1)	1.650%	2.863%	04/01/2023	65,000	—
$100 Million Senior Unsecured Notes:
$30 Million Notes	Not applicable	3.800%	08/28/2020	30,000	30,000
$50 Million Notes	Not applicable	3.800%	08/28/2023	50,000	50,000
$20 Million Notes	Not applicable	3.800%	08/28/2025	20,000	20,000
$100 Million Senior Unsecured Notes:
$60 Million Notes	Not applicable	3.480%	12/15/2024	60,000	—
$40 Million Notes	Not applicable	3.750%	12/15/2026	40,000	—
$25 Million Senior Unsecured Notes	Not applicable	3.970%	10/01/2025	25,000	25,000
$50 Million Senior Unsecured Notes	Not applicable	3.990%	10/07/2025	50,000	50,000
				$655,000	530,000

(1)
The interest rates on these unsecured term loans are comprised of LIBOR plus a margin which is subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into interest rate swap agreements (further described in Note 13) to convert the loans' LIBOR rates to effectively fixed interest rates. The interest rates in the table above are the effectively fixed interest rates for the loans, including the effects of the interest rate swaps, as of December 31, 2016.

The Company’s unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2016.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the carrying amount of Secured debt follows:

	Interest Rate	Monthly P&I Payment	Maturity Date	Carrying Amount of Securing Real Estate at December 31, 2016	Balance at December 31,
Property					2016	2015
				(In thousands)
Huntwood and Wiegman I	5.68%	265,275	Repaid	$—	—	25,567
Alamo Downs, Arion 1-15 & 17, Rampart I-IV, Santan 10 I and World Houston 16	5.97%	557,467	Repaid	—	—	53,563
Arion 16, Broadway VI, Chino, East University I & II, Northpark, Santan 10 II, 55th Avenue and World Houston 1 & 2, 21 & 23	5.57%	518,885	09/05/2017	47,514	47,496	50,971
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington (1)	7.50%	539,747	05/05/2019	46,755	52,231	54,689
Blue Heron II	5.39%	16,176	02/29/2020	4,208	576	735
40th Avenue, Beltway Crossing V, Centennial Park, Executive Airport, Interchange Park I, Ocean View, Wetmore 5-8 and World Houston 26, 28, 29 & 30	4.39%	463,778	01/05/2021	69,029	58,380	61,312
Colorado Crossing, Interstate I-III, Rojas, Steele Creek 1 & 2, Stemmons Circle, Venture and World Houston 3-9	4.75%	420,045	06/05/2021	59,882	52,752	55,223
Arion 18, Beltway Crossing VI & VII, Commerce Park II & III, Concord, Interstate V-VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	329,796	01/05/2022	58,425	44,493	46,584
Ramona	3.85%	16,287	11/30/2026	9,185	2,666	2,757
				$294,998	258,594	351,401

(1)	This mortgage loan has a recourse liability of $5.0 million which will be released based on the secured properties generating certain base rent amounts.

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt (primarily unsecured), and/or proceeds from the issuance of equity instruments.

Principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), due during the next five years as of December 31, 2016 are as follows:

Years Ending December 31,	(In thousands)
2017	$58,237
2018	61,316
2019	130,569
2020	114,096
2021	129,563

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2016	2015
	(In thousands)
Property taxes payable	$14,186	16,055
Development costs payable	9,844	6,215
Property capital expenditures payable	2,304	2,818
Interest payable	3,822	3,704
Dividends payable on unvested restricted stock	1,530	2,157
Book overdraft (1)	14,452	7,215
Other payables and accrued expenses	6,563	6,017
Total Accounts payable and accrued expenses	$52,701	44,181

(1) Represents unfunded outstanding checks for which the bank has not advanced cash to the Company. See Note 1(p).

(9)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	December 31,
	2016	2015
	(In thousands)
Security deposits	$14,782	13,943
Prepaid rent and other deferred income	9,795	10,003

Acquired below-market lease intangibles	4,012	3,485
Accumulated amortization of below-market lease intangibles	(1,662)	(1,353)
Acquired below-market lease intangibles, net of accumulated amortization	2,350	2,132

Interest rate swap liabilities	2,578	3,960
Prepaid tenant improvement reimbursements	343	493
Other liabilities	16	82
Total Other liabilities	$29,864	30,613

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2016:

	Years Ended December 31,
	2016	2015	2014
	Common Shares
Shares outstanding at beginning of year	32,421,460	32,232,587	30,937,225
Common stock offerings	875,052	106,751	1,246,400
Dividend reinvestment plan	3,326	4,536	3,626
Incentive restricted stock granted	80,529	100,622	71,642
Incentive restricted stock forfeited	(910)	—	(2,375)
Director common stock awarded	10,072	9,373	7,742
Restricted stock withheld for tax obligations	(57,316)	(32,409)	(31,673)
Shares outstanding at end of year	33,332,213	32,421,460	32,232,587

Common Stock Issuances
The following table presents the common stock issuance activity for the three years ended December 31, 2016:

Years Ended December 31,	Number of Common Shares Issued	Net Proceeds
		(In thousands)
2016	875,052	$59,283
2015	106,751	6,233
2014	1,246,400	78,868

Dividend Reinvestment Plan
The Company has a dividend reinvestment plan that allows stockholders to reinvest cash distributions in new shares of the Company.

(11)	STOCK-BASED COMPENSATION

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
There were 1,752,345, 1,802,000 and 1,900,800 total shares available for grant under the 2013 Equity Plan as of December 31, 2016, 2015 and 2014, respectively. Typically, the Company issues new shares to fulfill stock grants.
Stock-based compensation cost for employees was $5,184,000, $7,891,000 and $6,071,000 for 2016, 2015 and 2014, respectively, of which $1,183,000, $1,672,000 and $1,415,000 were capitalized as part of the Company’s development costs for the respective years.

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

In March 2016, the Compensation Committee of the Company's Board of Directors (the Committee) evaluated the Company's performance compared to certain annual performance goals (primarily funds from operations (FFO) per share and total shareholder return) for the year ended December 31, 2015.  Based on the evaluation, 37,848 shares were awarded to the Company’s executive officers at a grant date fair value of $56.05 per share.  These shares vested 20% on both the dates shares were determined and awarded and on January 1, 2017, and will vest 20% per year on January 1 in years 2018, 2019 and 2020.  The shares are being expensed on a straight-line basis over the remaining service period.

Also in March 2016, the Committee evaluated the Company’s total return, both on an absolute basis for 2015 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index for the five-year period ended December 31, 2015.  Based on the evaluation, 27,431 shares were awarded to the Company’s executive officers at a grant date fair value of $56.05 per share.  These shares vested 25% on both the dates shares were determined and awarded and on January 1, 2017, and will vest 25% per year on January 1 in years 2018 and 2019.  The shares are being expensed on a straight-line basis over the remaining service period.

In the second quarter of 2016, the Committee approved an equity compensation plan for its executive officers based upon certain annual performance measures (primarily FFO per share and total shareholder return).  Any shares issued pursuant to this compensation plan will be determined by the Committee in its discretion and issued in the first quarter of 2017.  The number of shares to be issued on the grant date could range from zero to 44,848.  These shares would generally vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years.

Also in the second quarter of 2016, the Committee approved a long-term equity compensation plan for the Company’s executive officers. The awards will be based on the results of the Company's total shareholder return, both on an absolute basis for 2016 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index over the five-year period ended December 31, 2016. Any shares issued pursuant to this equity compensation plan will be determined by the Committee in its discretion and issued in the first quarter of 2017.  The number of shares to be issued on the grant date could range from zero to 47,275.  These shares would generally vest 25% on the date shares are determined and awarded and 25% per year on each January 1 for the subsequent three years.

Notwithstanding the foregoing, any shares issued to the Company’s Chief Financial Officer, N. Keith McKey, will become fully vested on the grant date of the awards which is expected to occur in the first quarter of 2017.

During the third quarter of 2016, 15,250 shares were granted to certain non-executive officers subject only to continued service as of the vesting date. These shares, which have a grant date fair value of $70.62 per share, vested 20% on January 1, 2017 and will vest 20% per year on January 1 in years 2018, 2019, 2020 and 2021.

During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares.  For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  Share certificates and dividends are delivered to the employee as they vest.  As of December 31, 2016, there was $4,577,000 of unrecognized compensation cost related to unvested restricted stock compensation for employees and directors that is expected to be recognized over a weighted average period of 2.7 years.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2016, 2015 and 2014. Of the shares that vested in 2016, 2015 and 2014, 57,316 shares, 32,409 shares and 31,673 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. As of the grant date, the fair value of shares that were granted during 2016, 2015 and 2014 was $4,736,000, $6,145,000 and $4,439,000, respectively. As of the vesting date, the fair value of shares that vested during 2016, 2015 and 2014 was $10,013,000, $6,664,000 and $5,712,000, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Activity:	Years Ended December 31,
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	260,698	$52.68	265,911	$49.79	293,989	$47.17
Granted	80,529	58.81	100,622	61.07	71,642	61.96
Forfeited	(910)	52.89	—	—	(2,375)	52.72
Vested	(178,230)	56.09	(105,835)	53.40	(97,345)	50.76
Unvested at end of year	162,087	51.97	260,698	52.68	265,911	49.79

Following is a vesting schedule of the total unvested shares as of December 31, 2016:

Unvested Shares Vesting Schedule	Number of Shares
2017	51,064
2018	41,491
2019	35,062
2020	31,420
2021	3,050
Total Unvested Shares	162,087

Directors Equity Awards
The Company has a directors equity plan that was approved by stockholders and adopted in 2013 (the "2013 Equity Plan"). The Board of Directors has adopted a policy under the 2013 Equity Plan pursuant to which awards will be made to non-employee Directors. The current policy provides that the Company shall automatically award an annual retainer share award to each non-employee Director who has been elected or reelected as a member of the Board of Directors at the Annual Meeting. The number of shares shall be equal to $80,000 divided by the fair market value of a share on the date of such election. If a non-employee Director is elected or appointed to the Board of Directors other than at an Annual Meeting of the Company, the annual retainer share award shall be pro rated. The policy also provides that each new non-employee Director appointed or elected will receive an automatic award of restricted shares of Common Stock on the effective date of election or appointment equal to $25,000 divided by the fair market value of the Company's Common Stock on such date. These restricted shares will vest over a four-year period upon the performance of future service as a Director, subject to certain exceptions.

Directors were issued 10,072 shares, 9,373 shares and 7,742 shares of common stock as annual retainer awards for 2016, 2015 and 2014, respectively. In addition, during 2013, 417 shares were granted to a newly elected non-employee Director subject only to continued service as of the vesting date. The shares, which have a grant date fair value of $59.97 per share, vested 25% on each of December 6, 2014, 2015 and 2016, and will vest 25% on December 6, 2017. As of the vesting date, the fair value of shares that vested during 2016, 2015 and 2014 was $8,000, $6,000 and $7,000, respectively.  Stock-based compensation expense for directors was $589,000, $514,000 and $490,000 for 2016, 2015 and 2014, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income.  The components of Accumulated other comprehensive income (loss) for 2016, 2015 and 2014 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 13 for information regarding the Company’s interest rate swaps.

	Years Ended December 31,
	2016	2015	2014
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):	(In thousands)
Balance at beginning of year	$(3,456)	(2,357)	1,629
Change in fair value of interest rate swaps	5,451	(1,099)	(3,986)
Balance at end of year	$1,995	(3,456)	(2,357)

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of December 31, 2016, EastGroup had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

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

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made on the Company's variable-rate debt. The Company estimates the swap interest payments will be $2,353,000 over the next twelve months. These payments approximate the expected cash interest payments for the swaps. Since the interest payments on the swaps in combination with the associated debt have been effectively fixed, this estimate is not in addition to the Company's total expected combined interest payments or expense for the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016 and 2015, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of December 31, 2016	Notional Amount as of December 31, 2015
	(In thousands)
Interest Rate Swap	$80,000	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	—
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	—
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2016 and 2015. See Note 18 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of December 31, 2016		Derivatives As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$4,546	Other assets	$400
Interest rate swap liabilities	Other liabilities	2,578	Other liabilities	3,960

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$1,410	(5,374)	(6,777)
Amount of loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	(4,041)	(4,275)	(2,791)

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

As of December 31, 2016, the fair value of derivatives in an asset position related to these agreements was $4,546,000, and the fair value of derivatives in a liability position related to these agreements was $2,578,000. As of December 31, 2016, the Company has not posted any collateral related to these arrangements. If the Company had breached any of the contractual provisions of the derivative contract, it could have been required to settle its obligations under the agreements at their termination value. The swap termination value of derivatives in an asset position was an asset in the amount of $4,567,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $2,642,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted EPS.  Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	2016	2015	2014
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$95,509	47,866	47,941
Denominator – weighted average shares outstanding	32,563	32,091	31,341
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$95,509	47,866	47,941
Denominator:
Weighted average shares outstanding	32,563	32,091	31,341
Unvested restricted stock	65	105	111
Total Shares	32,628	32,196	31,452

(15)	QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

	2016 Quarter Ended				2015 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)
Revenues	$73,189	93,279	64,043	66,614	57,959	60,989	58,795	61,269
Expenses	(51,359)	(49,186)	(49,243)	(51,243)	(47,898)	(46,326)	(46,698)	(49,691)
Net Income	21,830	44,093	14,800	15,371	10,061	14,663	12,097	11,578
Net income attributable to noncontrolling interest in joint ventures	(119)	(180)	(139)	(147)	(131)	(130)	(129)	(143)
Net income attributable to EastGroup Properties, Inc. common stockholders	$21,711	43,913	14,661	15,224	9,930	14,533	11,968	11,435
BASIC PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.67	1.36	0.45	0.46	0.31	0.45	0.37	0.36
Weighted average shares outstanding	32,254	32,376	32,741	32,874	32,032	32,045	32,126	32,159
DILUTED PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.67	1.35	0.45	0.46	0.31	0.45	0.37	0.35
Weighted average shares outstanding	32,307	32,440	32,823	32,964	32,109	32,139	32,248	32,314

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

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $675,000, $585,000 and $457,000 for 2016, 2015 and 2014, respectively.

(17)	LEGAL MATTERS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business and for which the Company is adequately insured.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2016 and 2015.

	December 31,
	2016		2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$522	522	48	48
Mortgage loans receivable	4,752	4,747	4,875	4,896
Interest rate swap assets	4,546	4,546	400	400
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	112,020	111,923	150,836	150,670
Unsecured bank credit facilities - fixed rate (2)	80,000	79,998	—	—
Unsecured debt (2)	655,000	623,147	530,000	509,326
Secured debt (2)	258,594	266,585	351,401	366,491
Interest rate swap liabilities	2,578	2,578	3,960	3,960

(1)	Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as indicated in the notes below.

(2)	Carrying amounts and fair values shown in the table exclude debt issuance costs (see Notes 1(o), 6 and 7 for additional information).

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 7, 2017, EastGroup closed the acquisition of a three-building business distribution complex along the Georgia 400 in Atlanta, a new market for the Company. The buildings, which contain a total of 238,000 square feet and are currently 100% leased, were acquired for $20 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

THE BOARD OF DIRECTORS AND STOCKHOLDERS
EASTGROUP PROPERTIES, INC.:

Under date of February 15, 2017, we reported on the consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2016, which are included in the 2016 Annual Report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2) of Form 10-K.  These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

(Signed) KPMG LLP
Jackson, Mississippi
February 15, 2017

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
56th Street Commerce Park	$—	843	3,567	4,475	843	8,042	8,885	5,866	1993	1981/86/97
Jetport Commerce Park	—	1,575	6,591	5,885	1,575	12,476	14,051	8,131	1993-99	1974-85
Westport Commerce Center	—	980	3,800	2,742	980	6,542	7,522	4,459	1994	1983/87
Benjamin Distribution Center I & II	—	843	3,963	1,502	883	5,425	6,308	3,639	1997	1996
Benjamin Distribution Center III	—	407	1,503	655	407	2,158	2,565	1,520	1999	1988
Palm River Center	—	1,190	4,625	2,507	1,190	7,132	8,322	4,554	1997/98	1990/97/98
Palm River North I & III	—	1,005	4,688	2,302	1,005	6,990	7,995	4,073	1998	2000
Palm River North II	—	634	4,418	383	634	4,801	5,435	3,341	1997/98	1999
Palm River South I	—	655	3,187	649	655	3,836	4,491	1,716	2000	2005
Palm River South II	—	655	—	4,411	655	4,411	5,066	2,049	2000	2006
Walden Distribution Center I	—	337	3,318	520	337	3,838	4,175	2,013	1997/98	2001
Walden Distribution Center II	—	465	3,738	993	465	4,731	5,196	2,653	1998	1998
Oak Creek Distribution Center I	—	1,109	6,126	1,366	1,109	7,492	8,601	3,771	1998	1998
Oak Creek Distribution Center II	—	647	3,603	1,131	647	4,734	5,381	2,381	2003	2001
Oak Creek Distribution Center III	—	439	—	3,202	556	3,085	3,641	1,097	2005	2007
Oak Creek Distribution Center IV	—	682	6,472	779	682	7,251	7,933	2,501	2005	2001
Oak Creek Distribution Center V	—	724	—	5,856	916	5,664	6,580	2,096	2005	2007
Oak Creek Distribution Center VI	—	642	—	5,201	812	5,031	5,843	1,478	2005	2008
Oak Creek Distribution Center VIII	—	843	—	6,227	1,051	6,019	7,070	219	2005	2015
Oak Creek Distribution Center IX	—	618	—	4,963	781	4,800	5,581	1,210	2005	2009
Oak Creek Distribution Center A	—	185	—	1,492	185	1,492	1,677	436	2005	2008
Oak Creek Distribution Center B	—	227	—	1,497	227	1,497	1,724	451	2005	2008
Airport Commerce Center	—	1,257	4,012	939	1,257	4,951	6,208	2,596	1998	1998
Westlake Distribution Center	—	1,333	6,998	2,308	1,333	9,306	10,639	5,136	1998	1998/99
Expressway Commerce Center I	—	915	5,346	1,221	915	6,567	7,482	3,175	2002	2004
Expressway Commerce Center II	—	1,013	3,247	465	1,013	3,712	4,725	1,843	2003	2001
Silo Bend Distribution Center	—	4,131	27,497	1,265	4,132	28,761	32,893	5,186	2011	1987/90

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Tampa East Distribution Center	—	791	4,758	493	791	5,251	6,042	1,077	2011	1984
Tampa West Distribution Center	—	2,139	8,502	1,147	2,140	9,648	11,788	1,934	2011	1975/93/94
Madison Distribution Center	—	495	2,779	428	495	3,207	3,702	660	2012	2007
Madison Distribution Center II & III	—	624	—	7,004	624	7,004	7,628	326	2012	2015
Orlando
Chancellor Center	—	291	1,711	478	291	2,189	2,480	1,198	1996/97	1996/97
Exchange Distribution Center I	—	603	2,414	2,285	603	4,699	5,302	3,193	1994	1975
Exchange Distribution Center II	—	300	945	445	300	1,390	1,690	743	2002	1976
Exchange Distribution Center III	—	320	997	403	320	1,400	1,720	860	2002	1980
Sunbelt Distribution Center	—	1,472	5,745	5,799	1,472	11,544	13,016	8,231	1989/97/98	1974/87/97/98
John Young Commerce Center I	—	497	2,444	1,200	497	3,644	4,141	1,927	1997/98	1997/98
John Young Commerce Center II	—	512	3,613	504	512	4,117	4,629	2,529	1998	1999
Altamonte Commerce Center I	—	1,498	2,661	2,649	1,498	5,310	6,808	3,711	1999	1980/82
Altamonte Commerce Center II	—	745	2,618	1,216	745	3,834	4,579	2,096	2003	1975
Sunport Center I	—	555	1,977	738	555	2,715	3,270	1,434	1999	1999
Sunport Center II	—	597	3,271	1,515	597	4,786	5,383	3,260	1999	2001
Sunport Center III	—	642	3,121	1,029	642	4,150	4,792	2,075	1999	2002
Sunport Center IV	—	642	2,917	1,482	642	4,399	5,041	2,137	1999	2004
Sunport Center V	—	750	2,509	2,390	750	4,899	5,649	2,591	1999	2005
Sunport Center VI	—	672	—	3,478	672	3,478	4,150	1,279	1999	2006
Southridge Commerce Park I	—	373	—	4,833	373	4,833	5,206	2,683	2003	2006
Southridge Commerce Park II	—	342	—	4,425	342	4,425	4,767	2,101	2003	2007
Southridge Commerce Park III	—	547	—	5,538	547	5,538	6,085	1,967	2003	2007
Southridge Commerce Park IV (h)	2,956	506	—	4,638	506	4,638	5,144	1,724	2003	2006
Southridge Commerce Park V (h)	2,810	382	—	4,508	382	4,508	4,890	1,946	2003	2006
Southridge Commerce Park VI	—	571	—	5,272	571	5,272	5,843	1,708	2003	2007
Southridge Commerce Park VII	—	520	—	6,729	520	6,729	7,249	2,150	2003	2008
Southridge Commerce Park VIII	—	531	—	6,343	531	6,343	6,874	1,751	2003	2008
Southridge Commerce Park IX	—	468	—	6,455	468	6,455	6,923	1,140	2003	2012
Southridge Commerce Park X	—	414	—	4,867	414	4,867	5,281	603	2003	2012
Southridge Commerce Park XI	—	513	—	5,927	513	5,927	6,440	886	2003	2012

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Southridge Commerce Park XII	—	2,025	—	16,930	2,025	16,930	18,955	4,258	2005	2008
Horizon Commerce Park I	—	991	—	6,501	991	6,501	7,492	597	2008	2014
Horizon Commerce Park II	—	1,111	—	7,097	1,111	7,097	8,208	519	2008	2014
Horizon Commerce Park III	—	991	—	6,417	991	6,417	7,408	177	2008	2016
Horizon Commerce Park IV	—	1,097	—	8,523	1,097	8,523	9,620	328	2008	2015
Jacksonville
Deerwood Distribution Center	—	1,147	1,799	3,400	1,147	5,199	6,346	2,877	1989	1978
Phillips Distribution Center	—	1,375	2,961	4,392	1,375	7,353	8,728	5,155	1994	1984/95
Lake Pointe Business Park	—	3,442	6,450	8,110	3,442	14,560	18,002	10,528	1993	1986/87
Ellis Distribution Center	—	540	7,513	1,191	540	8,704	9,244	4,509	1997	1977
Westside Distribution Center	—	2,011	15,374	7,446	2,011	22,820	24,831	11,389	1997/2008	1984/85
Beach Commerce Center	—	476	1,899	644	476	2,543	3,019	1,327	2000	2000
Interstate Distribution Center	—	1,879	5,700	1,776	1,879	7,476	9,355	3,724	2005	1990
Flagler Center	—	7,317	14,912	—	7,317	14,912	22,229	201	2016	1997 & 2005
Ft. Lauderdale/Palm Beach area
Linpro Commerce Center	—	613	2,243	1,941	616	4,181	4,797	3,182	1996	1986
Cypress Creek Business Park	—	—	2,465	1,878	—	4,343	4,343	2,867	1997	1986
Lockhart Distribution Center	—	—	3,489	2,905	—	6,394	6,394	4,036	1997	1986
Interstate Commerce Center	—	485	2,652	817	485	3,469	3,954	2,228	1998	1988
Executive Airport Distribution Center (i)	7,309	1,991	4,857	5,138	1,991	9,995	11,986	4,697	2001	2004/06
Sample 95 Business Park	—	2,202	8,785	3,452	2,202	12,237	14,439	7,572	1996/98	1990/99
Blue Heron Distribution Center	—	975	3,626	1,939	975	5,565	6,540	3,412	1999	1986
Blue Heron Distribution Center II	576	1,385	4,222	960	1,385	5,182	6,567	2,359	2004	1988
Blue Heron Distribution Center III	—	450	—	2,671	450	2,671	3,121	849	2004	2009
Ft. Myers
SunCoast Commerce Center I	—	911	—	4,768	928	4,751	5,679	1,594	2005	2008
SunCoast Commerce Center II	—	911	—	4,952	928	4,935	5,863	1,863	2005	2007
SunCoast Commerce Center III	—	1,720	—	6,584	1,763	6,541	8,304	1,978	2006	2008
CALIFORNIA
San Francisco area
Wiegman Distribution Center I	—	2,197	8,788	2,094	2,308	10,771	13,079	5,868	1996	1986/87

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Wiegman Distribution Center II	—	2,579	4,316	152	2,579	4,468	7,047	564	2012	1998
Huntwood Distribution Center	—	3,842	15,368	3,054	3,842	18,422	22,264	10,214	1996	1988
San Clemente Distribution Center	—	893	2,004	932	893	2,936	3,829	1,748	1997	1978
Yosemite Distribution Center	—	259	7,058	1,344	259	8,402	8,661	4,441	1999	1974/87
Los Angeles area
Kingsview Industrial Center (e)	2,454	643	2,573	628	643	3,201	3,844	1,833	1996	1980
Dominguez Distribution Center (e)	7,152	2,006	8,025	1,170	2,006	9,195	11,201	5,327	1996	1977
Main Street Distribution Center	—	1,606	4,103	836	1,606	4,939	6,545	2,636	1999	1999
Walnut Business Center (e)	6,667	2,885	5,274	2,282	2,885	7,556	10,441	3,771	1996	1966/90
Washington Distribution Center (e)	4,593	1,636	4,900	658	1,636	5,558	7,194	2,987	1997	1996/97
Chino Distribution Center (f)	8,113	2,544	10,175	1,623	2,544	11,798	14,342	7,458	1998	1980
Ramona Distribution Center	2,666	3,761	5,751	3	3,761	5,754	9,515	330	2014	1984
Industry Distribution Center I (e)	17,260	10,230	12,373	4,427	10,230	16,800	27,030	8,178	1998	1959
Industry Distribution Center III (e)	1,823	—	3,012	(157)	—	2,855	2,855	2,855	2007	1992
Chestnut Business Center	—	1,674	3,465	250	1,674	3,715	5,389	1,814	1998	1999
Los Angeles Corporate Center	—	1,363	5,453	3,056	1,363	8,509	9,872	5,521	1996	1986
Santa Barbara
University Business Center	—	5,517	22,067	6,679	5,519	28,744	34,263	16,120	1996	1987/88
Fresno
Shaw Commerce Center (e)	12,282	2,465	11,627	5,144	2,465	16,771	19,236	10,095	1998	1978/81/87
San Diego
Eastlake Distribution Center	—	3,046	6,888	1,767	3,046	8,655	11,701	5,099	1997	1989
Ocean View Corporate Center (i)	8,819	6,577	7,105	779	6,577	7,884	14,461	2,393	2010	2005
TEXAS
Dallas
Interstate Distribution Center I & II (g)	5,544	1,746	4,941	3,518	1,746	8,459	10,205	5,869	1988	1978
Interstate Distribution Center III (g)	2,226	519	2,008	1,570	519	3,578	4,097	1,862	2000	1979
Interstate Distribution Center IV	—	416	2,481	518	416	2,999	3,415	1,451	2004	2002
Interstate Distribution Center V, VI & VII (h)	4,627	1,824	4,106	2,121	1,824	6,227	8,051	2,581	2009	1979/80/81
Venture Warehouses (g)	4,235	1,452	3,762	2,583	1,452	6,345	7,797	4,909	1988	1979

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Stemmons Circle (g)	1,667	363	2,014	692	363	2,706	3,069	1,774	1998	1977
ParkView Commerce Center 1-3	—	2,663	—	18,044	2,663	18,044	20,707	306	2014	2015
Shady Trail Distribution Center	—	635	3,621	1,200	635	4,821	5,456	2,228	2003	1998
Valwood Distribution Center	—	4,361	34,405	2,817	4,361	37,222	41,583	6,396	2012	1986/87/97/98
Northfield Distribution Center	—	12,470	50,713	2,101	12,470	52,814	65,284	9,032	2013	1999-2001/03/04/08
Houston
World Houston Int'l Business Ctr 1 & 2 (f)	4,831	660	5,893	1,986	660	7,879	8,539	4,460	1998	1996
World Houston Int'l Business Ctr 3, 4 & 5 (g)	4,742	1,025	6,413	1,293	1,025	7,706	8,731	4,389	1998	1998
World Houston Int'l Business Ctr 6 (g)	1,886	425	2,423	624	425	3,047	3,472	1,732	1998	1998
World Houston Int'l Business Ctr 7 & 8 (g)	5,400	680	4,584	4,677	680	9,261	9,941	5,206	1998	1998
World Houston Int'l Business Ctr 9 (g)	3,780	800	4,355	1,805	800	6,160	6,960	2,748	1998	1998
World Houston Int'l Business Ctr 10	—	933	4,779	350	933	5,129	6,062	2,349	2001	1999
World Houston Int'l Business Ctr 11	—	638	3,764	1,282	638	5,046	5,684	2,654	1999	1999
World Houston Int'l Business Ctr 12	—	340	2,419	383	340	2,802	3,142	1,543	2000	2002
World Houston Int'l Business Ctr 13	—	282	2,569	414	282	2,983	3,265	1,851	2000	2002
World Houston Int'l Business Ctr 14	—	722	2,629	556	722	3,185	3,907	1,672	2000	2003
World Houston Int'l Business Ctr 15	—	731	—	6,180	731	6,180	6,911	3,067	2000	2007
World Houston Int'l Business Ctr 16	—	519	4,248	1,481	519	5,729	6,248	3,003	2000	2005
World Houston Int'l Business Ctr 17	—	373	1,945	799	373	2,744	3,117	1,279	2000	2004
World Houston Int'l Business Ctr 18	—	323	1,512	251	323	1,763	2,086	834	2005	1995
World Houston Int'l Business Ctr 19	—	373	2,256	1,126	373	3,382	3,755	1,866	2000	2004
World Houston Int'l Business Ctr 20	—	1,008	1,948	1,307	1,008	3,255	4,263	1,859	2000	2004
World Houston Int'l Business Ctr 21 (f)	2,230	436	—	3,506	436	3,506	3,942	1,375	2000/03	2006
World Houston Int'l Business Ctr 22	—	436	—	4,542	436	4,542	4,978	1,964	2000	2007
World Houston Int'l Business Ctr 23 (f)	4,567	910	—	7,163	910	7,163	8,073	2,782	2000	2007
World Houston Int'l Business Ctr 24	—	837	—	5,516	837	5,516	6,353	2,203	2005	2008
World Houston Int'l Business Ctr 25	—	508	—	3,801	508	3,801	4,309	1,324	2005	2008
World Houston Int'l Business Ctr 26 (i)	2,219	445	—	3,194	445	3,194	3,639	1,052	2005	2008
World Houston Int'l Business Ctr 27	—	837	—	5,004	837	5,004	5,841	1,580	2005	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
World Houston Int'l Business Ctr 28 (i)	3,041	550	—	4,437	550	4,437	4,987	1,328	2005	2009
World Houston Int'l Business Ctr 29 (i)	3,002	782	—	4,141	974	3,949	4,923	1,144	2007	2009
World Houston Int'l Business Ctr 30 (i)	4,121	981	—	5,776	1,222	5,535	6,757	1,926	2007	2009
World Houston Int'l Business Ctr 31A	—	684	—	3,921	684	3,921	4,605	1,383	2008	2011
World Houston Int'l Business Ctr 31B	—	546	—	3,537	546	3,537	4,083	816	2008	2012
World Houston Int'l Business Ctr 32 (h)	3,959	1,225	—	5,663	1,526	5,362	6,888	1,078	2007	2012
World Houston Int'l Business Ctr 33	—	1,166	—	7,867	1,166	7,867	9,033	1,115	2011	2013
World Houston Int'l Business Ctr 34	—	439	—	3,373	439	3,373	3,812	527	2005	2012
World Houston Int'l Business Ctr 35	—	340	—	2,475	340	2,475	2,815	323	2005	2012
World Houston Int'l Business Ctr 36	—	684	—	4,879	684	4,879	5,563	700	2011	2013
World Houston Int'l Business Ctr 37	—	759	—	6,384	759	6,384	7,143	820	2011	2013
World Houston Int'l Business Ctr 38	—	1,053	—	7,320	1,053	7,320	8,373	1,025	2011	2013
World Houston Int'l Business Ctr 39	—	620	—	5,202	620	5,202	5,822	382	2011	2014
World Houston Int'l Business Ctr 40	—	1,072	—	9,346	1,072	9,346	10,418	712	2011	2014
World Houston Int'l Business Ctr 41	—	649	—	5,950	649	5,950	6,599	326	2011	2014
World Houston Int'l Business Ctr 42	—	571	—	4,813	571	4,813	5,384	243	2011	2015
Central Green Distribution Center	—	566	4,031	417	566	4,448	5,014	2,266	1999	1998
Glenmont Business Park	—	936	6,161	2,916	936	9,077	10,013	5,133	1998	1999/2000
Techway Southwest I	—	729	3,765	2,281	729	6,046	6,775	3,477	2000	2001
Techway Southwest II	—	550	3,689	1,283	550	4,972	5,522	2,596	2000	2004
Techway Southwest III	—	597	—	5,578	751	5,424	6,175	2,556	1999	2006
Techway Southwest IV	—	535	—	5,791	674	5,652	6,326	1,932	1999	2008
Beltway Crossing Business Park I	—	458	5,712	2,725	458	8,437	8,895	4,044	2002	2001
Beltway Crossing Business Park II	—	415	—	2,907	415	2,907	3,322	1,170	2005	2007
Beltway Crossing Business Park III	—	460	—	3,111	460	3,111	3,571	1,289	2005	2008
Beltway Crossing Business Park IV	—	460	—	3,035	460	3,035	3,495	1,260	2005	2008
Beltway Crossing Business Park V (i)	3,508	701	—	5,051	701	5,051	5,752	1,873	2005	2008
Beltway Crossing Business Park VI (h)	3,851	618	—	6,082	618	6,082	6,700	1,723	2005	2008
Beltway Crossing Business Park VII (h)	3,864	765	—	5,959	765	5,959	6,724	2,210	2005	2009
Beltway Crossing Business Park VIII	—	721	—	4,617	721	4,617	5,338	1,177	2005	2011
Beltway Crossing Business Park IX	—	418	—	2,113	418	2,113	2,531	371	2007	2012

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Beltway Crossing Business Park X	—	733	—	3,871	733	3,871	4,604	625	2007	2012
Beltway Crossing Business Park XI	—	690	—	4,101	690	4,101	4,791	523	2007	2013
West Road Business Park I	—	621	—	4,332	621	4,332	4,953	378	2012	2014
West Road Business Park II	—	981	—	5,295	981	5,295	6,276	426	2012	2014
West Road Business Park III	—	597	—	4,245	597	4,245	4,842	84	2012	2015
West Road Business Park IV	—	621	—	4,949	621	4,949	5,570	166	2012	2015
Ten West Crossing 1	—	566	—	2,997	566	2,997	3,563	431	2012	2013
Ten West Crossing 2	—	829	—	4,385	833	4,381	5,214	716	2012	2013
Ten West Crossing 3	—	609	—	4,357	613	4,353	4,966	680	2012	2013
Ten West Crossing 4	—	694	—	4,506	699	4,501	5,200	620	2012	2014
Ten West Crossing 5	—	933	—	5,872	940	5,865	6,805	573	2012	2014
Ten West Crossing 6	—	640	—	4,299	644	4,295	4,939	307	2012	2014
Ten West Crossing 7	—	584	—	5,125	588	5,121	5,709	83	2012	2015
El Paso
Butterfield Trail	—	—	20,725	8,538	—	29,263	29,263	17,672	1997/2000	1987/95
Rojas Commerce Park (g)	4,193	900	3,659	3,161	900	6,820	7,720	4,903	1999	1986
Americas Ten Business Center I	—	526	2,778	1,241	526	4,019	4,545	2,211	2001	2003
San Antonio
Alamo Downs Distribution Center	—	1,342	6,338	1,280	1,342	7,618	8,960	4,133	2004	1986/2002
Arion Business Park 1-13, 15	—	4,143	31,432	6,023	4,143	37,455	41,598	16,760	2005	1988-2000/06
Arion Business Park 14	—	423	—	3,435	423	3,435	3,858	1,306	2005	2006
Arion Business Park 16 (f)	2,309	427	—	3,654	427	3,654	4,081	1,212	2005	2007
Arion Business Park 17	—	616	—	4,096	616	4,096	4,712	2,097	2005	2007
Arion Business Park 18 (h)	1,604	418	—	2,373	418	2,373	2,791	1,002	2005	2008
Wetmore Business Center 1-4	—	1,494	10,804	3,194	1,494	13,998	15,492	6,781	2005	1998/99
Wetmore Business Center 5 (i)	2,347	412	—	3,436	412	3,436	3,848	1,531	2006	2008
Wetmore Business Center 6 (i)	2,568	505	—	3,706	505	3,706	4,211	1,335	2006	2008
Wetmore Business Center 7 (i)	2,674	546	—	3,838	546	3,838	4,384	1,014	2006	2008
Wetmore Business Center 8 (i)	5,303	1,056	—	7,639	1,056	7,639	8,695	2,337	2006	2008
Fairgrounds Business Park	—	1,644	8,209	2,176	1,644	10,385	12,029	4,800	2007	1985/86
Rittiman Distribution Center	—	1,083	6,649	337	1,083	6,986	8,069	1,187	2011	2000

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Thousand Oaks Distribution Center 1	—	607	—	4,292	607	4,292	4,899	951	2008	2012
Thousand Oaks Distribution Center 2	—	794	—	4,719	794	4,719	5,513	887	2008	2012
Thousand Oaks Distribution Center 3	—	772	—	4,457	772	4,457	5,229	680	2008	2013
Thousand Oaks Distribution Center 4	—	753	—	4,688	753	4,688	5,441	183	2013	2015
Alamo Ridge Business Park I	—	623	—	7,970	623	7,970	8,593	445	2007	2015
Alamo Ridge Business Park II	—	402	—	5,567	402	5,567	5,969	151	2007	2015
Austin
Colorado Crossing Distribution Center (g)	13,265	4,602	19,757	62	4,602	19,819	24,421	2,764	2014	2009
Southpark Corporate Center	—	2,670	14,756	497	2,670	15,253	17,923	1,323	2015	1995
Springdale Business Center	—	2,824	8,398	254	2,824	8,652	11,476	558	2015	2000
ARIZONA
Phoenix area
Broadway Industrial Park I	—	837	3,349	1,031	837	4,380	5,217	2,663	1996	1971
Broadway Industrial Park II	—	455	482	202	455	684	1,139	422	1999	1971
Broadway Industrial Park III	—	775	1,742	531	775	2,273	3,048	1,346	2000	1983
Broadway Industrial Park IV	—	380	1,652	783	380	2,435	2,815	1,502	2000	1986
Broadway Industrial Park V	—	353	1,090	141	353	1,231	1,584	662	2002	1980
Broadway Industrial Park VI (f)	1,801	599	1,855	730	599	2,585	3,184	1,485	2002	1979
Broadway Industrial Park VII	—	450	650	232	450	882	1,332	182	2011	1999
Kyrene Distribution Center	—	1,490	4,453	1,813	1,490	6,266	7,756	3,677	1999	1981/2001
Southpark Distribution Center	—	918	2,738	1,699	918	4,437	5,355	1,565	2001	2000
Santan 10 Distribution Center I	—	846	2,647	643	846	3,290	4,136	1,383	2001	2005
Santan 10 Distribution Center II (f)	3,536	1,088	—	5,163	1,088	5,163	6,251	2,123	2004	2007
Chandler Freeways	—	1,525	—	7,381	1,525	7,381	8,906	820	2012	2013
Kyrene 202 Business Park I	—	653	—	5,777	653	5,777	6,430	368	2011	2014
Kyrene 202 Business Park II	—	387	—	3,414	387	3,414	3,801	231	2011	2014
Kyrene 202 Business Park VI	—	936	—	6,970	936	6,970	7,906	90	2011	2015
Metro Business Park	—	1,927	7,708	7,055	1,927	14,763	16,690	9,663	1996	1977/79
35th Avenue Distribution Center (original building was redeveloped; currently in lease-up phase of development program)	—	418	2,381	207	418	2,588	3,006	1,341	1997	1967
51st Avenue Distribution Center	—	300	2,029	1,013	300	3,042	3,342	1,863	1998	1987

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
East University Distribution Center I & II (f)	4,093	1,120	4,482	1,633	1,120	6,115	7,235	3,825	1998	1987/89
East University Distribution Center III	—	444	698	423	444	1,121	1,565	256	2010	1981
55th Avenue Distribution Center (f)	3,158	912	3,717	953	917	4,665	5,582	3,044	1998	1987
Interstate Commons Distribution Center I	—	311	1,416	720	311	2,136	2,447	1,159	1999	1988
Interstate Commons Distribution Center III	—	242	—	2,996	242	2,996	3,238	947	2000	2008
Airport Commons Distribution Center	—	1,000	1,510	1,356	1,000	2,866	3,866	1,670	2003	1971
40th Avenue Distribution Center (i)	4,124	703	—	6,059	703	6,059	6,762	1,874	2004	2008
Sky Harbor Business Park	—	5,839	—	21,411	5,839	21,411	27,250	6,526	2006	2008
Sky Harbor Business Park 6	—	807	—	2,177	807	2,177	2,984	102	2014	2015
Tucson
Country Club Commerce Center I	—	506	3,564	2,173	693	5,550	6,243	2,499	1997/2003	1994/2003
Country Club Commerce Center II	—	442	3,381	37	442	3,418	3,860	1,134	2007	2000
Country Club Commerce Center III & IV	—	1,407	—	11,825	1,575	11,657	13,232	3,936	2007	2009
Airport Distribution Center	—	1,103	4,672	1,549	1,103	6,221	7,324	3,739	1998	1995
Southpointe Distribution Center	—	—	3,982	2,950	—	6,932	6,932	4,229	1999	1989
Benan Distribution Center	—	707	1,842	649	707	2,491	3,198	1,360	2005	2001
NORTH CAROLINA
Charlotte area
NorthPark Business Park (f)	12,858	2,758	15,932	4,039	2,758	19,971	22,729	8,680	2006	1987-89
Lindbergh Business Park	—	470	3,401	453	470	3,854	4,324	1,485	2007	2001/03
Commerce Park Center I	—	765	4,303	791	765	5,094	5,859	1,842	2007	1983
Commerce Park Center II (h)	1,284	335	1,603	297	335	1,900	2,235	555	2010	1987
Commerce Park Center III (h)	2,135	558	2,225	932	558	3,157	3,715	844	2010	1981
Nations Ford Business Park	—	3,924	16,171	3,251	3,924	19,422	23,346	8,304	2007	1989/94
Airport Commerce Center	—	1,454	10,136	1,976	1,454	12,112	13,566	3,793	2008	2001/02
Interchange Park I (i)	5,804	986	7,949	583	986	8,532	9,518	2,500	2008	1989
Interchange Park II	—	746	1,456	55	746	1,511	2,257	173	2013	2000
Ridge Creek Distribution Center I	—	1,284	13,163	951	1,284	14,114	15,398	3,752	2008	2006
Ridge Creek Distribution Center II (h)	9,567	3,033	11,497	2,116	3,033	13,613	16,646	2,194	2011	2003
Ridge Creek Distribution Center III	—	2,459	11,147	381	2,459	11,528	13,987	1,115	2014	2013

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Lakeview Business Center (h)	4,237	1,392	5,068	912	1,392	5,980	7,372	1,258	2011	1996
Steele Creek Commerce Park I (g)	2,882	993	—	4,314	1,010	4,297	5,307	571	2013	2014
Steele Creek Commerce Park II (g)	2,932	941	—	4,458	957	4,442	5,399	510	2013	2014
Steele Creek Commerce Park III	—	1,464	—	6,411	1,469	6,406	7,875	588	2013	2014
Steele Creek Commerce Park IV	—	684	—	3,944	687	3,941	4,628	249	2013	2015
Waterford Distribution Center	—	654	3,392	501	654	3,893	4,547	1,102	2008	2000
LOUISIANA
New Orleans
Elmwood Business Park	—	2,861	6,337	4,536	2,861	10,873	13,734	7,492	1997	1979
Riverbend Business Park	—	2,557	17,623	6,762	2,557	24,385	26,942	13,630	1997	1984
COLORADO
Denver
Rampart Distribution Center I	—	1,023	3,861	1,973	1,023	5,834	6,857	4,040	1988	1987
Rampart Distribution Center II	—	230	2,977	1,164	230	4,141	4,371	2,697	1996/97	1996/97
Rampart Distribution Center III	—	1,098	3,884	1,866	1,098	5,750	6,848	2,876	1997/98	1999
Rampart Distribution Center IV	—	590	—	8,128	590	8,128	8,718	319	2012	2014
Concord Distribution Center (h)	3,599	1,051	4,773	439	1,051	5,212	6,263	1,879	2007	2000
Centennial Park (i)	3,541	750	3,319	1,738	750	5,057	5,807	1,697	2007	1990
NEVADA
Las Vegas
Arville Distribution Center	—	4,933	5,094	430	4,933	5,524	10,457	1,691	2009	1997
MISSISSIPPI
Jackson area
Interchange Business Park	—	343	5,007	3,246	343	8,253	8,596	5,279	1997	1981
Tower Automotive	—	—	9,958	1,256	17	11,197	11,214	4,633	2001	2002
Metro Airport Commerce Center I	—	303	1,479	1,074	303	2,553	2,856	1,505	2001	2003
	258,594	306,373	949,399	857,301	308,931	1,804,142	2,113,073	693,887

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Industrial Development (d):
FLORIDA
Oak Creek Distribution Center land	—	1,226	—	2,455	1,446	2,235	3,681	—	2005	n/a
Madison Distribution Center IV & V	—	565	—	6,960	565	6,960	7,525	—	2012	2016
Horizon Commerce Park V	—	1,108	—	3,327	1,108	3,327	4,435	—	2008	n/a
Horizon Commerce Park VII	—	962	—	5,929	962	5,929	6,891	—	2008	n/a
Horizon Commerce Park land	—	6,701	—	9,428	6,701	9,428	16,129	—	2008/09	n/a
SunCoast Commerce Center IV	—	1,733	—	4,522	1,762	4,493	6,255	—	2006	n/a
SunCoast Commerce Center land	—	9,159	—	4,484	9,343	4,300	13,643	—	2006	n/a
Weston Commerce Park	—	4,163	9,951	167	4,163	10,118	14,281	22	2016	n/a
Gateway Commerce Park land	—	26,728	—	516	26,728	516	27,244	—	2016	n/a
TEXAS
North Stemmons land	—	537	—	276	537	276	813	—	2001	n/a
CreekView 121 1 & 2	—	3,275	—	8,580	3,275	8,580	11,855	—	2015	n/a
CreekView 121 land	—	7,922	—	874	7,922	874	8,796	—	2015/16	n/a
Parc North 1-4	—	4,615	26,358	1,147	4,615	27,505	32,120	147	2016	2016
Parc North land	—	2,519	—	194	2,519	194	2,713	—	2016	n/a
World Houston Int'l Business Ctr land	—	2,989	—	2,119	3,724	1,384	5,108	—	2007	n/a
World Houston Int'l Business Ctr land - 2011 expansion	—	1,636	—	4,309	2,921	3,024	5,945	—	2011	n/a
World Houston Int'l Business Ctr land - 2015 expansion	—	6,040	—	1,132	6,041	1,131	7,172	—	2015	n/a
Ten West Crossing land	—	1,126	—	798	1,135	789	1,924	—	2012	n/a
West Road Business Park land	—	484	—	741	484	741	1,225	—	2012	n/a
Americas Ten Business Center II & III land	—	1,365	—	1,079	1,365	1,079	2,444	—	2001	n/a
Alamo Ridge Business Park III	—	907	—	9,652	907	9,652	10,559	—	2007	n/a
Alamo Ridge Business Park IV	—	354	—	4,591	354	4,591	4,945	—	2007	n/a
Eisenhauer Point Business Park 1 & 2	—	1,881	—	13,895	1,881	13,895	15,776	139	2015	2016
Eisenhauer Point Business Park 3	—	577	—	2,171	577	2,171	2,748	—	2015	n/a
Eisenhauer Point Business Park 4	—	555	—	2,098	555	2,098	2,653	—	2015	n/a
Eisenhauer Point Business Park land	—	1,387	—	648	1,387	648	2,035	—	2015	n/a
Eisenhauer Point Business Park land phase 2	—	3,225	—	679	3,225	679	3,904	—	2016	n/a
ARIZONA

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
				Land	Buildings and Improvements		Land				Buildings and Improvements	Total
Kyrene 202 Business Park land	—	1,244	—	1,005	1,244	1,005	2,249	—	2011	n/a
35th Avenue Distribution Center - redevelopment	—	—	—	1,664	—	1,664	1,664	—	1997	2016
Ten Sky Harbor Business Center	—	1,568	—	3,697	1,569	3,696	5,265	—	2015	2016
Falcon Field Business Center land	—	1,311	—	333	1,311	333	1,644	—	2015	n/a
Airport Distribution Center II land	—	300	—	117	300	117	417	—	2000	n/a
Country Club V	—	2,885	—	410	2,885	410	3,295	—	2016	n/a
NEVADA
Jones Corporate Park	—	13,068	26,325	147	13,069	26,471	39,540	55	2016	2016
NORTH CAROLINA
Steele Creek Commerce Center VI	—	867	—	6,139	870	6,136	7,006	—	2013/14	2016
Steele Creek Commerce Center land	—	5,731	—	1,947	5,735	1,943	7,678	—	2013-2016	n/a
Airport Commerce Center III land	—	855	—	770	855	770	1,625	—	2008	n/a
MISSISSIPPI
Metro Airport Commerce Center II land	—	307	—	399	307	399	706	—	2001	n/a
	—	121,875	62,634	109,399	124,347	169,561	293,908	363
Total real estate owned (a)(b)	$258,594	428,248	1,012,033	966,700	433,278	1,973,703	2,406,981	694,250
See accompanying Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

(a)  Changes in Real Estate Properties follow:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$2,219,448	2,074,946	1,927,326
Purchases of real estate properties	22,228	28,648	47,477
Development of real estate properties	203,765	95,032	97,696
Improvements to real estate properties	23,157	25,778	19,862
Carrying amount of investments sold	(61,121)	(4,750)	(17,049)
Write-off of improvements	(496)	(206)	(366)
Balance at end of year (1)	$2,406,981	2,219,448	2,074,946

(1)
Includes 20% noncontrolling interests in Castilian Research Center of $0 and $1,795,000 at December 31, 2016 and 2015, respectively, and in University Business Center of $6,853,000 and $6,670,000 at December 31, 2016 and 2015, respectively.

Changes in the accumulated depreciation on real estate properties follow:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$657,454	600,526	550,113
Depreciation expense	63,793	59,882	57,303
Accumulated depreciation on assets sold	(26,501)	(2,748)	(6,525)
Other	(496)	(206)	(365)
Balance at end of year	$694,250	657,454	600,526

(b)
The estimated aggregate cost of real estate properties at December 31, 2016 for federal income tax purposes was approximately $2,370,650,000 before estimated accumulated tax depreciation of $467,599,000.  The federal income tax return for the year ended December 31, 2016, has not been filed and accordingly, this estimate is based on preliminary data.

(c)	The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d)	The Company transfers development projects to Real estate properties the earlier of 80% occupancy or one year after completion of the shell construction.

(e)
EastGroup has a $52,231,000 limited recourse first mortgage loan with an insurance company secured by Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington.  The loan has a recourse liability of $5 million which will be released based on the secured properties generating certain base rent amounts.

(f)
EastGroup has a $47,496,000 non-recourse first mortgage loan with an insurance company secured by Arion 16, Broadway VI, Chino, East University I & II, Northpark, Santan 10 II, 55th Avenue and World Houston 1 & 2 and 21 & 23.

(g)
EastGroup has a $52,752,000 non-recourse first mortgage loan with an insurance company secured by Colorado Crossing, Interstate I-III, Rojas, Steele Creek 1 & 2, Stemmons Circle, Venture and World Houston 3-9.

(h)
EastGroup has a $44,493,000 non-recourse first mortgage loan with an insurance company secured by Arion 18, Beltway Crossing VI & VII, Commerce Park II & III, Concord, Interstate V-VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32.

(i)
EastGroup has a $58,380,000 non-recourse first mortgage loan with an insurance company secured by 40th Avenue, Beltway Crossing V, Centennial Park, Executive Airport, Interchange Park I, Ocean View, Wetmore 5-8 and World Houston 26, 28, 29 & 30.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2016

	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms
First mortgage loans:
JCB Limited - California	1	5.25%	October 2017	Principal and interest due monthly
JCB Limited - California	1	5.25%	October 2017	Principal and interest due monthly
Total mortgage loans (a)	2

	Face Amount of Mortgages Dec. 31, 2016	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest (b)
	(In thousands)
First mortgage loans:
JCB Limited - California	$1,927	1,927		—
JCB Limited - California	2,825	2,825		—
Total mortgage loans	$4,752	4,752	(c)(d)	—

(a)	Reference is made to allowance for possible losses on mortgage loans receivable in the Notes to Consolidated Financial Statements.

(b)	Interest in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent interest.

(c)	Changes in mortgage loans follow:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$4,875	4,991	8,870
Advances on mortgage loans receivable	—	—	—
Payments on mortgage loans receivable	(123)	(116)	(3,902)
Amortization of discount on mortgage loan receivable	—	—	23
Balance at end of year	$4,752	4,875	4,991

(d)  The aggregate cost for federal income tax purposes is approximately $4.75 million.  The federal income tax return for the year ended December 31, 2016, has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 2016, is based on preliminary data.

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
February 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*	*
D. Pike Aloian, Director	H. C. Bailey, Jr., Director
February 15, 2017	February 15, 2017

*	*
H. Eric Bolton, Jr., Director	Hayden C. Eaves III, Director
February 15, 2017	February 15, 2017

*	*
Fredric H. Gould, Director	Mary Elizabeth McCormick, Director
February 15, 2017	February 15, 2017

*	*
Leland R. Speed, Chairman Emeritus of the Board	David H. Hoster II, Chairman of the Board
February 15, 2017	February 15, 2017

/s/ N. KEITH MCKEY
* By N. Keith McKey, Attorney-in-fact
February 15, 2017

/s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer,
President & Director
(Principal Executive Officer)
February 15, 2017

/s/ BRUCE CORKERN
Bruce Corkern, Sr. Vice-President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)
February 15, 2017

/s/ N. KEITH MCKEY
N. Keith McKey, Executive Vice-President,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)
February 15, 2017

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
(a)
Form of Severance and Change in Control Agreement that the Company has entered into with Marshall A. Loeb and N. Keith McKey (incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed May 18, 2016).*

(b)
Form of Severance and Change in Control Agreement that the Company has entered into with John F. Coleman, William D. Petsas, Brent W. Wood and C. Bruce Corkern (incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed May 18, 2016).*

(c)
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

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.