Form 10-Q
period 2017-03-31
EASTGROUP PROPERTIES INC
filed 2017-04-24
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2017                                       COMMISSION FILE NUMBER 1-07094

EASTGROUP PROPERTIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	13-2711135
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

190 EAST CAPITOL STREET
SUITE 400
JACKSON, MISSISSIPPI	39201
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (601) 354-3555

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES (x) NO ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES (x)   NO ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer (x)	Accelerated Filer ( )	Non-accelerated Filer ( )
(Do not check if a smaller reporting company)
Smaller Reporting Company ( )	Emerging Growth Company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of April 21, 2017 was 33,897,304.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2017

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
Real estate properties	$2,207,734	2,113,073
Development	244,313	293,908
	2,452,047	2,406,981
Less accumulated depreciation	(710,875)	(694,250)
	1,741,172	1,712,731
Unconsolidated investment	7,724	7,681
Cash	44	522
Other assets	107,490	104,830
TOTAL ASSETS	$1,856,430	1,825,764

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities	$199,305	190,990
Unsecured debt	652,950	652,838
Secured debt	253,986	257,505
Accounts payable and accrued expenses	43,730	52,701
Other liabilities	31,478	29,864
Total Liabilities	1,181,449	1,183,898

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 33,897,304 shares issued and outstanding at March 31, 2017 and 33,332,213 at December 31, 2016	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	989,009	949,318
Distributions in excess of earnings	(321,775)	(313,655)
Accumulated other comprehensive income	3,405	1,995
Total Stockholders’ Equity	670,642	637,661
Noncontrolling interest in joint ventures	4,339	4,205
Total Equity	674,981	641,866
TOTAL LIABILITIES AND EQUITY	$1,856,430	1,825,764

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
REVENUES
Income from real estate operations	$66,137	61,568
Other income	17	21
	66,154	61,589
EXPENSES
Expenses from real estate operations	19,007	17,820
Depreciation and amortization	20,225	19,162
General and administrative	5,478	5,312
	44,710	42,294
OPERATING INCOME	21,444	19,295
OTHER INCOME (EXPENSE)
Interest expense	(8,686)	(9,065)
Gain on sales of real estate investments	—	11,332
Other	215	268
NET INCOME	12,973	21,830
Net income attributable to noncontrolling interest in joint ventures	(154)	(119)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	12,819	21,711
Other comprehensive income (loss) - cash flow hedges	1,410	(5,397)
TOTAL COMPREHENSIVE INCOME	$14,229	16,314
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.38	.67
Weighted average shares outstanding	33,361	32,254
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.38	.67
Weighted average shares outstanding	33,409	32,307
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2016	$3	949,318	(313,655)	1,995	4,205	641,866
Net income	—	—	12,819	—	154	12,973
Net unrealized change in fair value of interest rate swaps	—	—	—	1,410	—	1,410
Common dividends declared – $.62 per share	—	—	(20,939)	—	—	(20,939)
Stock-based compensation, net of forfeitures	—	2,683	—	—	—	2,683
Issuance of 544,144 shares of common stock, common stock offering, net of expenses	—	39,456	—	—	—	39,456
Issuance of 782 shares of common stock, dividend reinvestment plan	—	57	—	—	—	57
Withheld 33,695 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,505)	—	—	—	(2,505)
Distributions to noncontrolling interest	—	—	—	—	(120)	(120)
Contributions from noncontrolling interest	—	—	—	—	100	100
BALANCE, MARCH 31, 2017	$3	989,009	(321,775)	3,405	4,339	674,981

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$12,973	21,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,225	19,162
Stock-based compensation expense	2,357	2,790
Gain, net of loss, on sales of real estate investments and non-operating real estate	40	(11,342)
Changes in operating assets and liabilities:
Accrued income and other assets	1,625	1,504
Accounts payable, accrued expenses and prepaid rent	(13,671)	(15,267)
Other	264	(24)
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,813	18,653
INVESTING ACTIVITIES
Real estate development	(22,178)	(16,598)
Purchases of real estate	(20,611)	—
Real estate improvements	(4,270)	(6,054)
Net proceeds from sales of real estate investments and non-operating real estate	773	18,974
Repayments on mortgage loans receivable	32	30
Changes in accrued development costs	5,153	(724)
Changes in other assets and other liabilities	(3,266)	(2,392)
NET CASH USED IN INVESTING ACTIVITIES	(44,367)	(6,764)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	84,734	76,646
Repayments on unsecured bank credit facilities	(76,518)	(60,309)
Repayments on secured debt	(3,526)	(4,656)
Debt issuance costs	(87)	(289)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(21,515)	(20,413)
Proceeds from common stock offerings	39,456	—
Proceeds from dividend reinvestment plan	57	64
Other	(2,525)	(2,968)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,076	(11,925)
DECREASE IN CASH AND CASH EQUIVALENTS	(478)	(36)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	522	48
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44	12
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $1,646 and $1,162 for 2017 and 2016, respectively	$7,721	8,835

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the 2016 annual report on Form 10-K and the notes thereto. Certain reclassifications have been made in the 2016 consolidated financial statements to conform to the 2017 presentation.

(2)	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At March 31, 2017 and December 31, 2016, the Company had a controlling interest in one joint venture, the 80% owned University Business Center. EastGroup previously owned 80% of Castilian Research Center. During the second quarter of 2016, Castilian Research Center was sold, and the joint venture was subsequently terminated. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(3)	USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and to disclose material contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of March 31, 2017 and December 31, 2016, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $16,634,000 and $15,666,000 for the three months ended March 31, 2017 and 2016, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s Real estate properties and Development at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Real estate properties:
Land	$320,555	308,931
Buildings and building improvements	1,506,363	1,435,309
Tenant and other improvements	380,816	368,833
Development	244,313	293,908
	2,452,047	2,406,981
Less accumulated depreciation	(710,875)	(694,250)
	$1,741,172	1,712,731

(5)	DEVELOPMENT

For properties under development and properties acquired in the development stage, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development properties based on development activity. As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant.  When the property becomes 80% occupied or one year after completion of the shell construction (whichever comes first), capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases.  The properties are then transferred to Real estate properties, and depreciation commences on the entire property (excluding the land).

(6)	REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES

Upon acquisition of real estate properties, EastGroup applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations. Prior to the Company's adoption of Accounting Standards Update (ASU) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, effective October 1, 2016, acquisition-related costs were recognized as expenses in the periods in which the costs were incurred and the services were received.

As discussed in Note 18, beginning with acquisitions after October 1, 2016, the Company follows the guidance in ASU 2017-01, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup has determined that its real estate property acquisition in the first quarter of 2017 is considered to be an acquisition of a group of similar identifiable assets; therefore, the acquisition is not considered to be an acquisition of a business. As a result, the Company has capitalized acquisition costs related to its first quarter 2017 acquisition.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Amortization expense for in-place lease intangibles was $1,121,000 and $1,111,000 for the three months ended March 31, 2017 and 2016, respectively. Amortization of above and below market leases increased rental income by $136,000 and $125,000 for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, EastGroup acquired Shiloh 400 in Atlanta, Georgia, for $20,347,000 of which $18,712,000 was allocated to Real estate properties. EastGroup allocated $3,092,000 of the total purchase price to land using third party land valuations for the Atlanta market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 16 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $1,801,000 to in-place lease intangibles and $2,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets), and $168,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

During the year ended December 31, 2016, EastGroup acquired the following development-stage properties: Parc North in Fort Worth (Dallas), Weston Commerce Park in Weston (South Florida), and Jones Corporate Park in Las Vegas. At the time of acquisition, the properties were classified as under construction or in the lease-up phase of development. In addition, the Company acquired Flagler Center, a three-building business distribution complex in Jacksonville, Florida.

The properties purchased in 2016 were acquired for a total cost of $112,158,000, of which $22,228,000 was allocated to Real estate properties and $84,490,000 was allocated to Development. EastGroup allocated $29,164,000 of the total purchase price to land using third party land valuations for the Dallas, South Florida, Las Vegas and Jacksonville markets. The market values are considered to be Level 3 inputs as defined by ASC 820. Intangibles associated with the purchase of real estate were allocated as follows: $5,941,000 to in-place lease intangibles and $393,000 to above market leases (included in Other assets on the Consolidated Balance Sheets), and $894,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

The intangible assets, including in-place lease intangibles, above market leases and below market leases, are amortized over the remaining lives of the associated leases in place at the time of acquisition.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill or other intangibles existed at March 31, 2017 and December 31, 2016.

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

In accordance with FASB ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the Company would report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, the Company would provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation.

The Company did not classify any properties as held for sale as of March 31, 2017 and December 31, 2016.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company does not consider its sales in 2016 and the first three months of 2017 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

The Company did not sell any operating properties during the first three months of 2017. During the first quarter of 2017, the Company sold 5 acres of land in Dallas for $850,000 and recognized a loss of $40,000.

During 2016, EastGroup sold the following operating properties: Northwest Point Distribution and Service Centers, North Stemmons II and III, America Plaza, Lockwood Distribution Center, West Loop Distribution Center 1 & 2, two of its four Interstate Commons Distribution Center buildings, Castilian Research Center and Memphis I. The properties, which contain 1,256,000 square feet and are located in Houston, Dallas, Phoenix, Santa Barbara and Memphis, were sold for $75.7 million and the Company recognized net gains on the sales of $42.2 million. The Company also sold 25 acres of land in Houston, Dallas and Orlando for $5.4 million and recognized gains on sales of $733,000.

The results of operations and gains and losses on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on the sales of land are included in Other, and the gains on the sales of operating properties are included in Gain on sales of real estate investments.

(8)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Leasing costs (principally commissions)	$67,572	65,521
Accumulated amortization of leasing costs	(25,548)	(26,340)
Leasing costs (principally commissions), net of accumulated amortization	42,024	39,181

Straight-line rents receivable	28,908	28,369
Allowance for doubtful accounts on straight-line rents receivable	(79)	(76)
Straight-line rents receivable, net of allowance for doubtful accounts	28,829	28,293

Accounts receivable	4,075	6,824
Allowance for doubtful accounts on accounts receivable	(565)	(809)
Accounts receivable, net of allowance for doubtful accounts	3,510	6,015

Acquired in-place lease intangibles	21,911	21,231
Accumulated amortization of acquired in-place lease intangibles	(8,642)	(8,642)
Acquired in-place lease intangibles, net of accumulated amortization	13,269	12,589

Acquired above market lease intangibles	1,455	1,594
Accumulated amortization of acquired above market lease intangibles	(644)	(736)
Acquired above market lease intangibles, net of accumulated amortization	811	858

Mortgage loans receivable	4,720	4,752
Interest rate swap assets	5,243	4,546
Goodwill	990	990
Prepaid expenses and other assets	8,094	7,606
Total Other assets	$107,490	104,830

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	DEBT

Unsecured bank credit facilities increased $8,315,000 during the three months ended March 31, 2017, mainly due to proceeds of $84,734,000 exceeding repayments of $76,518,000 and the amortization of debt issuance costs during the period.

Unsecured debt increased $112,000 during the three months ended March 31, 2017, primarily due to the amortization of debt issuance costs.

Secured debt decreased $3,519,000 during the three months ended March 31, 2017.  The decrease resulted from regularly scheduled principal payments of $3,526,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

The Company presents debt issuance costs as reductions of Secured debt, Unsecured debt and Unsecured bank credit facilities on the Consolidated Balance Sheets as detailed below.

	March 31, 2017	December 31, 2016
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$120,236	112,020
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	80,000
Unamortized debt issuance costs	(931)	(1,030)
Unsecured bank credit facilities	199,305	190,990

Unsecured debt - fixed rate, carrying amount (1)	655,000	655,000
Unamortized debt issuance costs	(2,050)	(2,162)
Unsecured debt	652,950	652,838

Secured debt - fixed rate, carrying amount (1)	255,060	258,594
Unamortized debt issuance costs	(1,074)	(1,089)
Secured debt	253,986	257,505

Total debt	$1,106,241	1,101,333

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Scheduled principal payments on long-term debt, including Secured debt and Unsecured debt (not including Unsecured bank credit facilities), as of March 31, 2017 are as follows:

Years Ending December 31,	(In thousands)
Remainder of 2017	$54,703
2018	61,316
2019	130,569
2020	114,096
2021	129,563
2022 and beyond	419,813
Total	$910,060

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Property taxes payable	$11,043	14,186
Development costs payable	14,997	9,844
Property capital expenditures payable	4,582	2,304
Interest payable	4,481	3,822
Dividends payable on unvested restricted stock	954	1,530
Book overdraft (1)	2,015	14,452
Other payables and accrued expenses	5,658	6,563
Total Accounts payable and accrued expenses	$43,730	52,701

(1) Represents unfunded outstanding checks for which the bank has not advanced cash to the Company.

(11)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Security deposits	$15,301	14,782
Prepaid rent and other deferred income	11,392	9,795

Acquired below-market lease intangibles	4,162	4,012
Accumulated amortization of below-market lease intangibles	(1,829)	(1,662)
Acquired below-market lease intangibles, net of accumulated amortization	2,333	2,350

Interest rate swap liabilities	1,865	2,578
Prepaid tenant improvement reimbursements	572	343
Other liabilities	15	16
Total Other liabilities	$31,478	29,864

(12)	COMPREHENSIVE INCOME

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$1,995	(3,456)
Change in fair value of interest rate swaps	1,410	(5,397)
Balance at end of period	$3,405	(8,853)

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of March 31, 2017, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

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

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made on the Company's variable-rate debt. The Company estimates the swap interest payments will be $1,266,000 over the next twelve months. These payments approximate the expected cash interest payments for the swaps. Since the interest payments on the swaps in combination with the associated debt have been effectively fixed, this estimate is not in addition to the Company's total expected combined interest payments or expense for the next twelve months.

The Company's valuation methodology for over-the-counter (“OTC”) derivatives is to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Uncollateralized or partially-collateralized trades are discounted at OIS rates, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  The Company calculates its derivative valuations using mid-market prices.

As of March 31, 2017 and December 31, 2016, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of March 31, 2017	Notional Amount as of December 31, 2016
	(In thousands)
Interest Rate Swap	$80,000	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016. See Note 16 for additional information on the fair value of the Company's interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Derivatives As of March 31, 2017		Derivatives As of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$5,243	Other assets	$4,546
Interest rate swap liabilities	Other liabilities	1,865	Other liabilities	2,578

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$637	(6,324)
Amount of loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	(773)	(927)

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

As of March 31, 2017, the fair value of derivatives in an asset position related to these agreements was $5,243,000, and the fair value of derivatives in a liability position related to these agreements was $1,865,000. As of March 31, 2017, the Company has not posted any collateral related to these arrangements. If the Company had breached any of the contractual provisions of the derivative contracts, it could have been required to settle its obligations under the agreements at their termination value. The swap termination value of derivatives in an asset position was an asset in the amount of $5,278,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $1,905,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$12,819	21,711
Denominator – weighted average shares outstanding	33,361	32,254
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$12,819	21,711
Denominator:
Weighted average shares outstanding	33,361	32,254
Unvested restricted stock	48	53
Total Shares	33,409	32,307

(15)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $2,681,000 and $3,014,000 for the three months ended March 31, 2017 and 2016, respectively, of which $486,000 and $357,000 were capitalized as part of the Company's development costs. Stock-based compensation expense for directors was $162,000 and $133,000 for the three months ended March 31, 2017 and 2016, respectively.

In March 2017, the Compensation Committee of the Company's Board of Directors (the Committee) evaluated the Company's performance compared to certain annual performance measures (primarily funds from operations (FFO) per share and total shareholder return) for the year ended December 31, 2016.  Based on the evaluation, 36,571 shares were awarded to the Company’s executive officers at the grant date (March 2, 2017) fair value of $74.80 per share.  These shares vested 20% on the date shares were determined and awarded and will vest 20% per year on January 1 in years 2018, 2019, 2020 and 2021.  The shares are being expensed on a straight-line basis over the remaining service period.

Also in March 2017, the Committee evaluated the Company’s total shareholder return, both on an absolute basis for 2016 as well as on a relative basis compared to the NAREIT Equity Index, NAREIT Industrial Index and Russell 2000 Index for the five-year period ended December 31, 2016.  Based on the evaluation, 33,289 shares were awarded to the Company’s executive officers at the grant date (March 2, 2017) fair value of $74.80 per share.  These shares vested 25% on the date shares were determined and awarded and will vest 25% per year on January 1 in years 2018, 2019 and 2020.  The shares are being expensed on a straight-line basis over the remaining service period.

Notwithstanding the foregoing, the shares issued to the Company’s Chief Financial Officer, N. Keith McKey, under these plans became fully vested on the grant date of the awards in the first quarter of 2017.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first three months of 2017, the Company withheld 33,695 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the first three months of 2017 was $6,441,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
Award Activity:	March 31, 2017
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	162,191	$51.98
Granted	69,860	74.80
Forfeited	(16,000)	36.98
Vested	(86,728)	61.62
Unvested at end of period	129,323	$59.70

(16)	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also provides guidance for using fair value to measure financial assets and liabilities.  The Codification requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$44	44	522	522
Mortgage loans receivable	4,720	4,720	4,752	4,747
Interest rate swap assets	5,243	5,243	4,546	4,546
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	120,236	120,127	112,020	111,923
Unsecured bank credit facilities - fixed rate (2)	80,000	79,999	80,000	79,998
Unsecured debt (2)	655,000	630,892	655,000	623,147
Secured debt (2)	255,060	263,226	258,594	266,585
Interest rate swap liabilities	1,865	1,865	2,578	2,578
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(17)	RISKS AND UNCERTAINTIES

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt, or meet other financial obligations.

(18)	RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method, and the Company is evaluating which transition method it will elect. The Company is also in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2018. EastGroup has performed an initial impact assessment and continues to evaluate its revenue streams and the potential impact of the new standard. In particular, the Company is evaluating the impact the new standard will have on revenue streams due under leases that are deemed to be non-lease components, such as common area maintenance reimbursements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is intended to improve the accounting for share-based payments and affects all

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with the ASU, including income tax consequences, classification of awards as equity or liabilities and classification on the Consolidated Statements of Cash Flows. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those fiscal years; early adoption is permitted. EastGroup adopted ASU 2016-09 effective January 1, 2017. As a result, the Company elected to reverse compensation cost of any forfeited awards when they occur and will continue to classify the cash flows resulting from remitting cash to the tax authorities for the payment of taxes on the vesting of share-based payment awards as a financing activity on the Consolidated Statements of Cash Flows. In addition, upon vesting of share-based payments, the Company will withhold up to the maximum individual statutory tax rate and classify the entire award as equity. The adoption of ASU 2016-09 did not have a material impact on the Company's financial condition or results of operations.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses certain cash flow issues, including how debt prepayments or debt extinguishment costs and distributions received from equity method investees are presented. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the Company has adopted ASU 2016-15 effective January 1, 2017. The adoption of ASU 2016-15 did not have a material impact on the Company's financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU is intended to provide a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. The Company has determined that some of its real estate property acquisitions may be considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years; early adoption is permitted and may be applied to transactions that have not been reported in financial statements that have been issued or made available for issuance. EastGroup adopted ASU 2017-01 for transactions beginning on October 1, 2016. As a result, the Company has capitalized acquisition costs related to its fourth quarter 2016 and first quarter 2017 acquisitions as they were determined not to be acquisitions of a business.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation to measure goodwill impairment. ASU 2017-04 is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, and the Company has adopted ASU 2017-04 effective January 1, 2017, and will apply the new guidance for goodwill impairment tests with measurement dates after January 1, 2017. The adoption of ASU 2017-04 did not have a material impact on the Company's financial condition or results of operations.

(19)	SUBSEQUENT EVENTS

Subsequent to quarter end, EastGroup acquired 30 acres of land in the Round Rock submarket of Austin for $5.3 million. EastGroup's plans for future development of the land include a master-planned, multi-phased development project to be named Settlers Crossing which will consist of four business distribution buildings totaling approximately 340,000 square feet.

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

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the first three months of 2017, EastGroup issued 544,144 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $39.5 million. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue source is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the three months ended March 31, 2017, leases expired on 2,420,000 square feet (6.7% of EastGroup’s total square footage of 36,242,000), and the Company was successful in renewing or re-leasing 92% of the expiring square feet.  In addition, EastGroup leased 574,000 square feet of other vacant space during this period.  During the first three months of 2017, average rental rates on new and renewal leases increased by 17.4%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 3.7% for the quarter ended March 31, 2017, as compared to the same quarter in 2016.

EastGroup’s total leased percentage was 97.0% at March 31, 2017, compared to 96.7% at March 31, 2016.  Leases scheduled to expire for the remainder of 2017 were 6.5% of the portfolio on a square foot basis at March 31, 2017, and this percentage was reduced to 5.6% as of April 21, 2017.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the first three months of 2017, EastGroup acquired two acres of development land in Charlotte for $659,000. In addition, the Company began construction of three development projects containing 376,000 square feet in Tampa, Orlando and Charlotte.  EastGroup also transferred five properties (1,052,000 square feet) in Dallas, San Antonio, Tampa, and Phoenix from its development program to real estate properties with costs of $68.4 million at the date of transfer.  As of March 31, 2017, EastGroup’s development program consisted of 15 projects (2,216,000 square feet) located in 10 cities.  The projected total investment for the development projects, which were collectively 55% leased as of April 21, 2017, is $187 million, of which $53 million remained to be invested as of March 31, 2017.

Also during the three months ended March 31, 2017, the Company acquired Shiloh 400, a 100% leased, 238,000 square foot business distribution complex in Atlanta, for $20.3 million.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Income from real estate operations	$66,137	61,568
Expenses from real estate operations	(19,007)	(17,820)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(211)	(201)
PNOI from 50% owned unconsolidated investment	224	230
PROPERTY NET OPERATING INCOME (PNOI)	$47,143	43,777

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

The following table presents reconciliations of Net Income to PNOI for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
NET INCOME	$12,973	21,830
(Gain) on sales of real estate investments	—	(11,332)
(Gain) loss on sales of non-operating real estate	40	(10)
Interest income	(62)	(64)
Other income	(17)	(21)
Interest rate swap ineffectiveness	—	5
Depreciation and amortization	20,225	19,162
Company's share of depreciation from unconsolidated investment	31	31
Interest expense	8,686	9,065
General and administrative expense	5,478	5,312
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(211)	(201)
PROPERTY NET OPERATING INCOME	$47,143	43,777

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$12,819	21,711
Depreciation and amortization	20,225	19,162
Company's share of depreciation from unconsolidated investment	31	31
Depreciation and amortization from noncontrolling interest	(55)	(54)
(Gain) on sales of real estate investments	—	(11,332)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$33,020	29,518
Net income attributable to common stockholders per diluted share	$.38	.67
Funds from operations (FFO) attributable to common stockholders per diluted share	$.99	.91
Diluted shares for earnings per share and funds from operations	33,409	32,307

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the first quarter of 2017 was $.99 per share compared with $.91 per share for the same period of 2016, an increase of 8.8%.

•
For the three months ended March 31, 2017, PNOI increased by $3,366,000, or 7.7%, compared to the same period in 2016. PNOI increased $2,100,000 from newly developed and redeveloped properties, $1,579,000 from same property operations and $673,000 from 2016 and 2017 acquisitions; PNOI decreased $944,000 from operating properties sold in 2016.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 3.7% for the three months ended March 31, 2017, compared to the same period in 2016.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended March 31, 2017, was 96.7% compared to 95.9% for the same period of 2016.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2017, was 95.6%.  Quarter-end occupancy ranged from 95.7% to 96.8% over the previous four quarters ended March 31, 2016 to December 31, 2016.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (7.7% of total square footage) averaged 17.4% for the first quarter of 2017.

•
Lease termination fee income for the three months ended March 31, 2017 was $109,000 compared to $183,000 for the same period of 2016. The Company recorded bad debt expense of $50,000 and $124,000 for the three months ended March 31, 2017 and 2016, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
The Company applied the principles of Accounting Standards Codification (ASC) 805, Business Combinations, when accounting for purchase of real estate until its adoption of Accounting Standards Update (ASU) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which was effective October 1, 2016. ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup has determined that some of its real estate property acquisitions may be considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business.

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

For properties under development and properties acquired in the development stage, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development properties based on development activity.

The Company reviews its real estate investments for impairment of value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  Real estate assets classified as held for sale are reported at the lower of the carrying amount or fair value less estimated costs of sale.  The evaluation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property.  Currently, the Company’s management has not identified any impairment charges which should be recorded nor has it recorded any impairment charges in recent years.  In the event of impairment, the property’s basis would be reduced, and the impairment would be recognized as a current period charge on the Consolidated Statements of Income and Comprehensive Income.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2016 taxable income to its stockholders and expects to distribute all of its taxable income in 2017.  Accordingly, no significant provision for income taxes was necessary in 2016, nor is any significant income tax provision expected to be necessary for 2017.

FINANCIAL CONDITION

EastGroup’s assets were $1,856,430,000 at March 31, 2017, an increase of $30,666,000 from December 31, 2016.  Liabilities decreased $2,449,000 to $1,181,449,000, and equity increased $33,115,000 to $674,981,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $94,661,000 during the three months ended March 31, 2017, primarily due to the transfer of five properties from Development, as detailed under Development below; the purchase of Shiloh 400 in Atlanta; and capital improvements at the Company's properties.

During the three months ended March 31, 2017, EastGroup acquired Shiloh 400, a 238,000 square foot complex in Atlanta, Georgia, for $20,347,000, of which $18,712,000 was allocated to Real estate properties. EastGroup allocated $3,092,000 of the total purchase price to land using third party land valuations for the Atlanta market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 16 in the Notes to Consolidated Financial Statements for additional information on ASC 820). Intangibles associated with the purchase of Shiloh 400 were allocated as follows: $1,801,000 to in-place lease intangibles and $2,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets), and $168,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

During the three months ended March 31, 2017, the Company made capital improvements of $4,736,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $2,171,000 on development properties subsequent to transfer to Real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

EastGroup did not sell any operating properties during the three months ended March 31, 2017.

Development
EastGroup’s investment in development at March 31, 2017 consisted of properties in lease-up and under construction of $133,681,000 and prospective development (primarily land) of $110,632,000.  The Company’s total investment in development at March 31, 2017 was $244,313,000 compared to $293,908,000 at December 31, 2016.  Total capital invested for development during the first three months of 2017 was $22,178,000, which primarily consisted of costs of $18,049,000 and $728,000 as detailed in the Development Activity table below and costs of $2,171,000 on development properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,244,000 and $891,000 for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, EastGroup purchased two acres of development land in Charlotte for $659,000. Costs associated with this land acquisition are included in the Development Activity table below. These increases were offset by the sale of five acres of land for $850,000 and the transfer of five development projects to Real estate properties during the first three months of 2017 with a total investment of $68,372,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT ACTIVITY		Costs Transferred in 2017 (1)	For the Three Months Ended 3/31/2017	Cumulative as of 3/31/2017	Estimated Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Jones Corporate Park, Las Vegas, NV (2)	416,000	$—	275	39,815	43,700	04/17
Ten Sky Harbor, Phoenix, AZ	64,000	—	100	5,365	6,800	04/17
Steele Creek VI, Charlotte, NC	137,000	—	542	7,548	8,200	05/17
Horizon VII, Orlando, FL	109,000	—	950	7,841	8,700	06/17
Alamo Ridge IV, San Antonio, TX	97,000	—	299	5,244	6,000	03/18
Total Lease-Up	823,000	—	2,166	65,813	73,400
UNDER CONSTRUCTION
Horizon V, Orlando, FL	141,000	—	4,664	9,099	9,900	06/17
Eisenhauer Point 4, San Antonio, TX	85,000	—	1,150	3,803	5,600	07/17
CreekView 121 1 & 2, Dallas, TX	193,000	—	2,878	14,733	16,700	08/17
Country Club V, Tucson, AZ	300,000	—	385	3,680	24,200	02/18
Eisenhauer Point 3, San Antonio, TX	71,000	—	1,190	3,938	5,400	04/18
SunCoast 4, Ft. Myers, FL	93,000	—	1,249	7,504	8,700	05/18
Weston, Ft. Lauderdale, FL (3)	134,000	—	226	14,507	15,900	05/18
Steele Creek VII, Charlotte, NC	120,000	2,393	1,939	4,332	8,600	07/18
Horizon XII, Orlando, FL	140,000	3,825	222	4,047	11,200	09/18
Oak Creek VII, Tampa, FL	116,000	2,153	72	2,225	7,200	09/18
Total Under Construction	1,393,000	8,371	13,975	67,868	113,400
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	261,000	—	64	3,957
Tucson, AZ (4)	—	—	(417)	—
Ft. Myers, FL	570,000	—	—	13,643
Miami, FL	850,000	—	645	27,889
Orlando, FL	522,000	(3,825)	291	12,595
Tampa, FL	32,000	(2,153)	—	1,528
Jackson, MS	28,000	—	—	706
Charlotte, NC	748,000	(2,393)	953	7,863
Dallas, TX (5)	648,000	—	(282)	12,040
El Paso, TX	251,000	—	—	2,444
Houston, TX	1,476,000	—	1	21,375
San Antonio, TX	544,000	—	653	6,592
Total Prospective Development	5,930,000	(8,371)	1,908	110,632
	8,146,000	$—	18,049	244,313
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2017	Building Size (Square feet)					Building Conversion Date
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	$—	19	15,795		01/17
South 35th Avenue, Phoenix, AZ (6)	125,000	—	—	1,664		01/17
Alamo Ridge III, San Antonio, TX	135,000	—	28	10,587		02/17
Parc North 1-4, Dallas, TX (7)	446,000	—	132	32,252		02/17
Madison IV & V, Tampa, FL	145,000	—	549	8,074		03/17
Total Transferred to Real Estate Properties	1,052,000	$—	728	68,372	(8)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) This project, which was recently developed by the seller, was acquired by EastGroup on 11/15/16 and is considered to be in the lease-up phase.
(3) This project, which was acquired by EastGroup on 11/1/16, is being redeveloped.
(4) Negative amount represents land inventory costs transferred to Real Estate Properties for storage yard and parking lot expansion.
(5) Negative amount represents North Stemmons land sold on 3/23/17.
(6) This property was redeveloped from a manufacturing building to a multi-tenant distribution building.
(7) This project, which was recently developed by the seller, was acquired by EastGroup on 7/8/16 during the lease-up phase.
(8) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $16,625,000 during the first three months of 2017 due primarily to depreciation expense.

Other Assets
Other assets increased $2,660,000 during the first three months of 2017.  A summary of Other assets follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Leasing costs (principally commissions)	$67,572	65,521
Accumulated amortization of leasing costs	(25,548)	(26,340)
Leasing costs (principally commissions), net of accumulated amortization	42,024	39,181

Straight-line rents receivable	28,908	28,369
Allowance for doubtful accounts on straight-line rents receivable	(79)	(76)
Straight-line rents receivable, net of allowance for doubtful accounts	28,829	28,293

Accounts receivable	4,075	6,824
Allowance for doubtful accounts on accounts receivable	(565)	(809)
Accounts receivable, net of allowance for doubtful accounts	3,510	6,015

Acquired in-place lease intangibles	21,911	21,231
Accumulated amortization of acquired in-place lease intangibles	(8,642)	(8,642)
Acquired in-place lease intangibles, net of accumulated amortization	13,269	12,589

Acquired above market lease intangibles	1,455	1,594
Accumulated amortization of acquired above market lease intangibles	(644)	(736)
Acquired above market lease intangibles, net of accumulated amortization	811	858

Mortgage loans receivable	4,720	4,752
Interest rate swap assets	5,243	4,546
Goodwill	990	990
Prepaid expenses and other assets	8,094	7,606
Total Other assets	$107,490	104,830

Liabilities
Unsecured bank credit facilities increased $8,315,000 during the three months ended March 31, 2017, mainly due to proceeds of $84,734,000 exceeding repayments of $76,518,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $112,000 during the three months ended March 31, 2017 primarily due to the amortization of debt issuance costs.

Secured debt decreased $3,519,000 during the three months ended March 31, 2017.  The decrease resulted from regularly scheduled principal payments of $3,526,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses decreased $8,971,000 during the first three months of 2017.  A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Property taxes payable	$11,043	14,186
Development costs payable	14,997	9,844
Property capital expenditures payable	4,582	2,304
Interest payable	4,481	3,822
Dividends payable on unvested restricted stock	954	1,530
Book overdraft (1)	2,015	14,452
Other payables and accrued expenses	5,658	6,563
Total Accounts payable and accrued expenses	$43,730	52,701

(1) Represents unfunded outstanding checks for which the bank has not advanced cash to the Company.

Other liabilities increased $1,614,000 during the three months ended March 31, 2017.  A summary of the Company’s Other liabilities follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Security deposits	$15,301	14,782
Prepaid rent and other deferred income	11,392	9,795

Acquired below-market lease intangibles	4,162	4,012
Accumulated amortization of below-market lease intangibles	(1,829)	(1,662)
Acquired below-market lease intangibles, net of accumulated amortization	2,333	2,350

Interest rate swap liabilities	1,865	2,578
Prepaid tenant improvement reimbursements	572	343
Other liabilities	15	16
Total Other liabilities	$31,478	29,864

Equity
Additional paid-in capital increased $39,691,000 during the three months ended March 31, 2017, primarily due to the issuance of common stock under the Company's continuous common equity program (as discussed in Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 15 in the Notes to Consolidated Financial Statements). EastGroup issued 544,144 shares of common stock under its continuous common equity program with net proceeds to the Company of $39,456,000.

For the three months ended March 31, 2017, Distributions in excess of earnings increased $8,120,000 as a result of dividends on common stock of $20,939,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $12,819,000.

Accumulated other comprehensive income increased $1,410,000 during the three months ended March 31, 2017. The increase resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2017, was $12,819,000 ($.38 per basic and diluted share) compared to $21,711,000 ($.67 per basic and diluted share) for the same period in 2016.

PNOI for the three months ended March 31, 2017, increased by $3,366,000, or 7.7%, compared to the same period in 2016. PNOI increased $2,100,000 from newly developed and redeveloped properties, $1,579,000 from same property operations and $673,000 from 2016 and 2017 acquisitions; PNOI decreased $944,000 from operating properties sold in 2016. Lease termination fee income was $109,000 and $183,000 for the three months ended March 31, 2017 and 2016, respectively. The Company recorded bad debt expense of $50,000 and $124,000 during the three months ended March 31, 2017 and 2016, respectively. Straight-lining of rent increased Income from real estate operations by $591,000 and $876,000 for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, EastGroup signed 40 leases with free rent concessions on 1,253,000 square feet with total free rent concessions of $1,617,000 over the lives of the leases. During the same period of 2016, EastGroup signed 41 leases with free rent concessions on 876,000 square feet with total free rent concessions of $920,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from real estate operations as a percentage of Income from real estate operations, were 28.7% and 28.9% for the three months ended March 31, 2017 and 2016, respectively. The Company’s percentage of leased square footage was 97.0% at March 31, 2017, compared to 96.7% at March 31, 2016.  Occupancy at March 31, 2017 was 95.6% compared to 95.7% at March 31, 2016.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended March 31, 2017, was 96.7% compared to 95.9% for the same period of 2016.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.74 per square foot for the three months ended March 31, 2017, compared to $5.45 per square foot for the same period of 2016.

Interest expense decreased $379,000 for the three months ended March 31, 2017, compared to the same period in 2016. The following table presents the components of Interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$547	547	—
Amortization of facility fees - unsecured bank credit facilities	165	166	(1)
Amortization of debt issuance costs - unsecured bank credit facilities	113	112	1
Total variable rate interest expense	825	825	—
FIXED RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - fixed rate (1) (excluding amortization of facility fees and debt issuance costs)	398	—	398
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	5,541	4,501	1,040
Secured debt interest (excluding amortization of debt issuance costs)	3,367	4,700	(1,333)
Amortization of debt issuance costs - unsecured debt	119	112	7
Amortization of debt issuance costs - secured debt	82	89	(7)
Total fixed rate interest expense	9,507	9,402	105
Total interest	10,332	10,227	105
Less capitalized interest	(1,646)	(1,162)	(484)
TOTAL INTEREST EXPENSE	$8,686	9,065	(379)

(1)
Includes interest on the Company's unsecured bank credit facilities and unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

There was no change in the Company's variable rate interest expense for the three months ended March 31, 2017, as compared to the same period in 2016. The Company's average unsecured bank credit facilities borrowings and weighted average variable interest rates during both periods are shown in the following table:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$124,384	154,122	(29,738)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	1.78%	1.43%

The Company's fixed rate interest expense increased by $105,000 for the three months ended March 31, 2017, as compared to the same period in 2016, as a result of the fixed rate unsecured bank credit facilities, unsecured debt and secured debt activity described below.

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

The Company's unsecured debt interest increased during the three months ended March 31, 2017, compared to the same period of 2016 as a result of the Company's unsecured debt activity described below. EastGroup did not obtain any new unsecured debt in the first three months of 2017. The details of the unsecured debt obtained in 2016 are shown in the following table:

NEW UNSECURED DEBT IN 2016	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$65 Million Unsecured Term Loan (1)	2.863%	04/01/2016	04/01/2023	$65,000
$40 Million Unsecured Term Loan (2)	2.335%	07/29/2016	07/30/2021	40,000
$60 Million Senior Unsecured Notes	3.480%	12/15/2016	12/15/2024	60,000
$40 Million Senior Unsecured Notes	3.750%	12/15/2016	12/15/2026	40,000
Weighted Average/Total Amount for 2016	3.114%			$205,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 165 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.863% as of March 31, 2017. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 110 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.335% as of March 31, 2017. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Secured debt interest decreased during the three month period ended March 31, 2017, as compared to the same period in 2016 as a result of debt repayments and regularly scheduled principal payments. Regularly scheduled principal payments on secured debt were $3,526,000 during the three months ended March 31, 2017. During the year ended December 31, 2016, regularly scheduled principal payments on secured debt were $17,037,000. EastGroup did not repay any secured debt during the first three months of 2017. The details of the secured debt repaid in 2016 are shown in the following table:

SECURED DEBT REPAID IN 2016	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Huntwood and Wiegman I	5.68%	08/05/2016	$24,543
Alamo Downs, Arion 1-15 & 17, Rampart I-IV, Santan 10 I and World Houston 16	5.97%	09/06/2016	51,194
Weighted Average/Total Amount for 2016	5.88%		$75,737

EastGroup did not obtain any new secured debt during 2016 or during the first three months of 2017.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $484,000 for the three months ended March 31, 2017, as compared to the same period of 2016.

Depreciation and amortization expense increased $1,063,000 for the three months ended March 31, 2017, as compared to the same period in 2016 primarily due to the operating properties acquired by the Company in 2016 and 2017 and the properties transferred from Development in 2016 and 2017, partially offset by operating properties sold in 2016.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, decreased $11,332,000 for the three months ended March 31, 2017, as compared to the same period in 2016. The Company did not sell any operating properties during the first three months of 2017. During the first quarter of 2016, EastGroup sold the following operating properties in separate transactions: Northwest Point Distribution and Service Centers in Houston and North Stemmons III in Dallas. The properties contain a combined 292,000 square feet and were sold for $18,850,000. EastGroup recognized gains on the sales of $11,332,000.

Capital Expenditures
Capital expenditures for EastGroup's operating properties for the three months ended March 31, 2017 and 2016 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2017	2016
		(In thousands)
Upgrade on Acquisitions	40 yrs	$15	39
Tenant Improvements:
New Tenants	Lease Life	2,400	2,309
Renewal Tenants	Lease Life	675	491
Other:
Building Improvements	5-40 yrs	771	1,300
Roofs	5-15 yrs	620	1,413
Parking Lots	3-5 yrs	142	173
Other	5 yrs	113	201
Total Capital Expenditures (1)		$4,736	5,926

(1)	Reconciliation of Total Capital Expenditures to Real estate improvements on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Total Capital Expenditures	$4,736	5,926
Change in Real Estate Property Payables	(466)	128
Real Estate Improvements	$4,270	6,054

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and amortization expense.  Capitalized leasing costs for the three months ended March 31, 2017 and 2016 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2017	2016
		(In thousands)
Development	Lease Life	$1,251	817
New Tenants	Lease Life	2,195	1,612
Renewal Tenants	Lease Life	1,890	1,270
Total Capitalized Leasing Costs		$5,336	3,699
Amortization of Leasing Costs		$2,470	2,385

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

In accordance with FASB ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the Company would report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, the Company would provide additional disclosures about both discontinued

operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation.

The Company did not classify any properties as held for sale as of March 31, 2017 and December 31, 2016.

The Company does not consider its sales in 2016 and the first quarter of 2017 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

During the first quarter of 2017, the Company sold five acres of land in Dallas for $850,000 and recognized a loss of $40,000. The Company did not sell any operating properties during the first three months of 2017.

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

The gains and losses on the sales of land are included in Other, and the gains on the sales of operating properties are included in Gain on sales of real estate investments. See Note 7 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gains and losses on sales of real estate investments.

RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method, and the Company is evaluating which transition method it will elect. The Company is also in the process of evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2018. EastGroup has performed an initial impact assessment and continues to evaluate its revenue streams and the potential impact of the new standard. In particular, the Company is evaluating the impact the new standard will have on revenue streams due under leases that are deemed to be non-lease components, such as common area maintenance reimbursements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with the ASU, including income tax consequences, classification of awards as equity or liabilities and classification on the Consolidated Statements of Cash Flows. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those fiscal years; early adoption is permitted. EastGroup adopted ASU 2016-09 effective January 1, 2017. As a result, the Company elected to reverse compensation cost of any forfeited awards when they occur and will continue to classify the cash flows resulting from remitting cash to the tax authorities for the payment of taxes on the vesting of share-based payment awards as a financing activity on the Consolidated Statements of Cash Flows. In addition, upon vesting of share-based payments, the Company will withhold up to the maximum individual statutory tax rate and classify the entire award as equity. The adoption of ASU 2016-09 did not have a material impact on the Company's financial condition or results of operations.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses certain cash flow issues, including how debt prepayments or debt extinguishment costs and distributions received from equity method investees are presented. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the Company has adopted ASU 2016-15 effective January 1, 2017. The adoption of ASU 2016-15 did not have a material impact on the Company's financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU is intended to provide a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. The Company has determined that some of its real estate property acquisitions may be considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years; early adoption is permitted and may be applied to transactions that have not been reported in financial statements that have been issued or made available for issuance. EastGroup adopted ASU 2017-01 for transactions beginning on October 1, 2016. As a result, the Company has capitalized acquisition costs related to its fourth quarter 2016 and first quarter 2017 acquisitions as they were determined not to be acquisitions of a business.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation to measure goodwill impairment. ASU 2017-04 is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, and the Company has adopted ASU 2017-04 effective January 1, 2017, and will apply the new guidance for goodwill impairment tests with measurement dates after January 1, 2017. The adoption of ASU 2017-04 did not have a material impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $23,813,000 for the three months ended March 31, 2017.  The primary other sources of cash were borrowings on unsecured bank credit facilities and proceeds from common stock offerings.  The Company distributed $21,515,000 in common stock dividends during the three months ended March 31, 2017.  Other primary uses of cash were for repayments on unsecured bank credit facilities, the construction and development of properties, and purchases of real estate.

Total debt at March 31, 2017 and December 31, 2016 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$120,236	112,020
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	80,000
Unamortized debt issuance costs	(931)	(1,030)
Unsecured bank credit facilities	199,305	190,990

Unsecured debt - fixed rate, carrying amount (1)	655,000	655,000
Unamortized debt issuance costs	(2,050)	(2,162)
Unsecured debt	652,950	652,838

Secured debt - fixed rate, carrying amount (1)	255,060	258,594
Unamortized debt issuance costs	(1,074)	(1,089)
Secured debt	253,986	257,505

Total debt	$1,106,241	1,101,333

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EastGroup has a $300 million unsecured revolving credit facility with a group of nine banks that matures in July 2019. The credit facility contains options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2017, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018.  As of March 31, 2017, EastGroup had an additional $102,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 1.936%.

The Company also has a $35 million unsecured revolving credit facility that matures in July 2019. This credit facility automatically extends for one year if the extension option in the $300 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of March 31, 2017, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At March 31, 2017, the interest rate was 1.983% on a balance of $18,236,000.

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

On March 6, 2017, EastGroup filed a prospectus supplement disclosing it had entered into amended and restated Sales Agency Financing Agreements with Raymond James & Associates, Inc.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and BNY

Mellon Capital Markets, LLC and a new Sales Agency Financing Agreement with Jefferies LLC pursuant to which the Company may issue and sell up to 10,000,000 shares of its common stock from time to time. The Company previously sold an aggregate of 2,228,203 shares of common stock under the original sales agency financing agreements pursuant to a prospectus supplement dated February 14, 2014. During the three months ended March 31, 2017, EastGroup issued and sold 544,144 shares of common stock under its continuous equity program at an average price of $73.51 per share with gross proceeds to the Company of $40,000,000. The Company incurred offering-related costs of $544,000 during the three months, resulting in net proceeds to the Company of $39,456,000. As of April 24, 2017, the Company has 7,227,653 shares of common stock remaining to sell under the program.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2016, did not materially change during the three months ended March 31, 2017, except for the increase in Unsecured bank credit facilities and the decrease in Secured debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of March 31, 2017.

	April – December 2017	2018	2019		2020	2021	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	120,236	(1)	—	—	—	120,236	120,127	(2)
Weighted average interest rate	—	—	1.94%	(3)	—	—	—	1.94%
Unsecured bank credit facilities - fixed rate (in thousands)	$—	—	80,000		—	—	—	80,000	79,999	(4)
Weighted average interest rate	—	—	2.02%		—	—	—	2.02%
Unsecured debt - fixed rate (in thousands)	$—	50,000	75,000		105,000	40,000	385,000	655,000	630,892	(4)
Weighted average interest rate	—	3.91%	2.85%		3.77%	2.34%	3.47%	3.41%
Secured debt - fixed rate (in thousands)	$54,703	11,316	55,569		9,096	89,563	34,813	255,060	263,226	(4)
Weighted average interest rate	5.52%	5.21%	7.01%		4.43%	4.55%	4.08%	5.25%

(1)
The variable-rate unsecured bank credit facilities mature in July 2019 and as of March 31, 2017, have balances of $102,000,000 on the $300 million unsecured bank credit facility and $18,236,000 on the $35 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company's variable rate unsecured bank credit facilities as of March 31, 2017.

(4)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of March 31, 2017, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 19 basis points, interest expense and cash flows would increase or decrease by approximately $233,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2016, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2016 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/17 thru 01/31/17	17,617	(1)	$73.89	—	—
02/01/17 thru 02/28/17	—		—	—	—
03/01/17 thru 03/31/17	16,078	(1)	74.82	—	—
Total	33,695		$74.34	—

(1)
As permitted under the Company's equity compensation plans, these shares were withheld by the Company to satisfy the tax withholding obligations for those employees who elected this option in connection with the vesting of shares of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 6.	EXHIBITS.

(a)	Form 10-Q Exhibits:

	(3)	Articles of Incorporation and Bylaws
(b) Amended and Restated Bylaws of EastGroup Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed March 3, 2017).
	(10)	Material Contracts (*Indicates management or compensatory arrangement):
(a) EastGroup Properties, Inc. 2013 Equity Incentive Plan, as amended and restated as of March 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 3, 2017).*

(b) Amended and Restated Sales Agency Financing Agreement dated March 6, 2017 between EastGroup Properties, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed March 10, 2017).

(c) Amended and Restated Sales Agency Financing Agreement dated March 6, 2017 between EastGroup Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.2 to the Company's Form 8-K filed March 10, 2017).

(d) Amended and Restated Sales Agency Financing Agreement dated March 6, 2017 between EastGroup Properties, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.3 to the Company's Form 8-K filed March 10, 2017).

(e) Sales Agency Financing Agreement dated March 6, 2017 between EastGroup Properties, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.4 to the Company's Form 8-K filed March 10, 2017).
	(31)	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(a) Marshall A. Loeb, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a) Marshall A. Loeb, Chief Executive Officer
(b) N. Keith McKey, Chief Financial Officer
	(99)	Material United States Federal Income Tax Considerations (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed March 6, 2017).
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  April 24, 2017

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Controller and
Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary