Form 10-Q
period 2017-06-30
EASTGROUP PROPERTIES INC
filed 2017-07-27
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2017                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of July 26, 2017 was 34,306,582.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2017

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
Real estate properties	$2,272,823	2,113,073
Development	197,205	293,908
	2,470,028	2,406,981
Less accumulated depreciation	(715,254)	(694,250)
	1,754,774	1,712,731
Unconsolidated investment	7,643	7,681
Cash	78	522
Other assets	108,220	104,830
TOTAL ASSETS	$1,870,715	1,825,764

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities	$167,207	190,990
Unsecured debt	653,065	652,838
Secured debt	250,486	257,505
Accounts payable and accrued expenses	48,900	52,701
Other liabilities	30,211	29,864
Total Liabilities	1,149,869	1,183,898

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 34,306,582 shares issued and outstanding at June 30, 2017 and 33,332,213 at December 31, 2016	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	1,020,306	949,318
Distributions in excess of earnings	(306,216)	(313,655)
Accumulated other comprehensive income	2,421	1,995
Total Stockholders’ Equity	716,514	637,661
Noncontrolling interest in joint ventures	4,332	4,205
Total Equity	720,846	641,866
TOTAL LIABILITIES AND EQUITY	$1,870,715	1,825,764

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Income from real estate operations	$67,855	61,882	133,992	123,450
Other income	39	35	56	56
	67,894	61,917	134,048	123,506
EXPENSES
Expenses from real estate operations	20,244	17,758	39,251	35,578
Depreciation and amortization	20,865	19,233	41,090	38,395
General and administrative	2,903	3,023	8,381	8,335
	44,012	40,014	88,722	82,308
OPERATING INCOME	23,882	21,903	45,326	41,198
OTHER INCOME (EXPENSE)
Interest expense	(9,015)	(9,172)	(17,701)	(18,237)
Gain on sales of real estate investments	21,855	30,981	21,855	42,313
Other	255	381	470	649
NET INCOME	36,977	44,093	49,950	65,923
Net income attributable to noncontrolling interest in joint ventures	(87)	(180)	(241)	(299)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	36,890	43,913	49,709	65,624
Other comprehensive income (loss) - cash flow hedges	(984)	(3,462)	426	(8,859)
TOTAL COMPREHENSIVE INCOME	$35,906	40,451	50,135	56,765
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.09	1.36	1.48	2.03
Weighted average shares outstanding	33,987	32,376	33,676	32,315
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.08	1.35	1.47	2.03
Weighted average shares outstanding	34,040	32,440	33,722	32,370
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2016	$3	949,318	(313,655)	1,995	4,205	641,866
Net income	—	—	49,709	—	241	49,950
Net unrealized change in fair value of interest rate swaps	—	—	—	426	—	426
Common dividends declared – $1.24 per share	—	—	(42,270)	—	—	(42,270)
Stock-based compensation, net of forfeitures	—	4,275	—	—	—	4,275
Issuance of 921,080 shares of common stock, common stock offering, net of expenses	—	69,105	—	—	—	69,105
Issuance of 1,443 shares of common stock, dividend reinvestment plan	—	113	—	—	—	113
Withheld 33,695 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,505)	—	—	—	(2,505)
Distributions to noncontrolling interest	—	—	—	—	(214)	(214)
Contributions from noncontrolling interest	—	—	—	—	100	100
BALANCE, JUNE 30, 2017	$3	1,020,306	(306,216)	2,421	4,332	720,846

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$49,950	65,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,090	38,395
Stock-based compensation expense	3,087	3,324
Gain, net of loss, on sales of real estate investments and non-operating real estate	(21,815)	(42,456)
Changes in operating assets and liabilities:
Accrued income and other assets	1,539	3,198
Accounts payable, accrued expenses and prepaid rent	(7,310)	(4,149)
Other	654	185
NET CASH PROVIDED BY OPERATING ACTIVITIES	67,195	64,420
INVESTING ACTIVITIES
Real estate development	(47,767)	(37,669)
Purchases of real estate	(36,739)	—
Real estate improvements	(10,817)	(11,048)
Net proceeds from sales of real estate investments and non-operating real estate	39,934	73,467
Repayments on mortgage loans receivable	64	60
Changes in accrued development costs	2,826	905
Changes in other assets and other liabilities	(7,861)	(11,893)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(60,360)	13,822
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	193,658	168,283
Repayments on unsecured bank credit facilities	(217,640)	(282,802)
Proceeds from unsecured debt	—	65,000
Repayments on secured debt	(7,098)	(9,376)
Debt issuance costs	(110)	(1,164)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(42,690)	(40,119)
Proceeds from common stock offerings	69,105	24,693
Proceeds from dividend reinvestment plan	113	123
Other	(2,617)	(2,918)
NET CASH USED IN FINANCING ACTIVITIES	(7,279)	(78,280)
DECREASE IN CASH AND CASH EQUIVALENTS	(444)	(38)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	522	48
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78	10
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $2,958 and $2,353 for 2017 and 2016, respectively	$17,160	17,370

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At June 30, 2017 and December 31, 2016, the Company had a controlling interest in one joint venture, the 80% owned University Business Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  EastGroup previously owned 80% of Castilian Research Center. During the second quarter of 2016, Castilian Research Center was sold, and the joint venture was subsequently terminated. The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  For the periods ended June 30, 2017 and December 31, 2016, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $17,113,000 and $33,747,000 for the three and six months ended June 30, 2017, respectively, and $15,752,000 and $31,418,000 for the same periods in 2016.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s Real estate properties and Development at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Real estate properties:
Land	$337,311	308,931
Buildings and building improvements	1,551,463	1,435,309
Tenant and other improvements	384,049	368,833
Development	197,205	293,908
	2,470,028	2,406,981
Less accumulated depreciation	(715,254)	(694,250)
	$1,754,774	1,712,731

(5)	DEVELOPMENT

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

As discussed in Note 18, beginning with acquisitions after October 1, 2016, the Company follows the guidance in ASU 2017-01, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup has determined that its real estate property acquisitions in the first six months of 2017 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company has capitalized acquisition costs related to its 2017 acquisitions.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Amortization expense for in-place lease intangibles was $1,233,000 and $2,354,000 for the three and six months ended June 30, 2017, and $1,035,000 and $2,146,000 for the same periods in 2016. Amortization of above and below market leases increased rental income by $141,000 and $277,000 for the three and six months ended June 30, 2017, and $124,000 and $249,000 for the same periods in 2016.

During the first six months of 2017, EastGroup acquired the following operating properties: Shiloh 400 and Broadmoor Commerce Park in Atlanta and Southpark Corporate Center 5-7 in Austin. The total cost for the properties acquired by the Company during the six months ended June 30, 2017, was $36,475,000, of which $33,665,000 was allocated to Real estate properties. EastGroup allocated $5,700,000 of the total purchase price to land using third party land valuations for the Atlanta and Austin markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 16 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $3,016,000 to in-place lease intangibles and $114,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets), and $320,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill or other intangibles existed during the periods ended June 30, 2017 and December 31, 2016.

(7)	REAL ESTATE SOLD AND HELD FOR SALE/DISCONTINUED OPERATIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  The Company did not classify any properties as held for sale as of June 30, 2017 and December 31, 2016.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company does not consider its sales in 2016 and the first six months of 2017 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

The Company sold Stemmons Circle and Techway Southwest I-IV during the first six months of 2017. The properties, which contain 514,000 square feet located in Dallas and Houston, were sold for $38.0 million and the Company recognized net gains on the sales of $21.9 million. The Company also sold 5 acres of land in Dallas for $850,000 and recognized a loss of $40,000.

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

(8)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Leasing costs (principally commissions)	$68,595	65,521
Accumulated amortization of leasing costs	(25,467)	(26,340)
Leasing costs (principally commissions), net of accumulated amortization	43,128	39,181

Straight-line rents receivable	29,539	28,369
Allowance for doubtful accounts on straight-line rents receivable	(168)	(76)
Straight-line rents receivable, net of allowance for doubtful accounts	29,371	28,293

Accounts receivable	3,231	6,824
Allowance for doubtful accounts on accounts receivable	(509)	(809)
Accounts receivable, net of allowance for doubtful accounts	2,722	6,015

Acquired in-place lease intangibles	21,956	21,231
Accumulated amortization of acquired in-place lease intangibles	(8,705)	(8,642)
Acquired in-place lease intangibles, net of accumulated amortization	13,251	12,589

Acquired above market lease intangibles	1,549	1,594
Accumulated amortization of acquired above market lease intangibles	(681)	(736)
Acquired above market lease intangibles, net of accumulated amortization	868	858

Mortgage loans receivable	4,688	4,752
Interest rate swap assets	4,293	4,546
Goodwill	990	990
Prepaid expenses and other assets	8,909	7,606
Total Other assets	$108,220	104,830

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	DEBT

Unsecured bank credit facilities decreased $23,783,000 during the six months ended June 30, 2017, mainly due to repayments of $217,640,000 exceeding proceeds of $193,658,000 and the amortization of debt issuance costs during the period.

Unsecured debt increased $227,000 during the six months ended June 30, 2017, primarily due to the amortization of debt issuance costs.

Secured debt decreased $7,019,000 during the six months ended June 30, 2017.  The decrease resulted from regularly scheduled principal payments of $7,098,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Properties encumbered by EastGroup's Secured debt were disclosed in the Company's Form 10-K for the year ended December 31, 2016. The following properties were encumbered by one of the Company's secured loans disclosed in the Form 10-K: Colorado Crossing, Interstate I-III, Rojas, Steele Creek 1 & 2, Stemmons Circle, Venture and World Houston 3-9. During the six months ended June 30, 2017, the Company closed a collateral release for Stemmons Circle. Subsequent to the collateral release, the Company sold Stemmons Circle.

The Company presents debt issuance costs as reductions of Secured debt, Unsecured debt and Unsecured bank credit facilities on the Consolidated Balance Sheets as detailed below.

	June 30, 2017	December 31, 2016
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$88,038	112,020
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	80,000
Unamortized debt issuance costs	(831)	(1,030)
Unsecured bank credit facilities	167,207	190,990

Unsecured debt - fixed rate, carrying amount (1)	655,000	655,000
Unamortized debt issuance costs	(1,935)	(2,162)
Unsecured debt	653,065	652,838

Secured debt - fixed rate, carrying amount (1)	251,480	258,594
Unamortized debt issuance costs	(994)	(1,089)
Secured debt	250,486	257,505

Total debt	$1,070,758	1,101,333

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Scheduled principal payments on long-term debt, including Secured debt and Unsecured debt (not including Unsecured bank credit facilities), as of June 30, 2017, are as follows:

Years Ending December 31,	(In thousands)
Remainder of 2017	$51,123
2018	61,316
2019	130,569
2020	114,096
2021	129,563
2022 and beyond	419,813
Total	$906,480

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Property taxes payable	$20,499	14,186
Development costs payable	12,670	9,844
Property capital expenditures payable	4,086	2,304
Interest payable	3,746	3,822
Dividends payable on unvested restricted stock	1,110	1,530
Book overdraft (1)	2,329	14,452
Other payables and accrued expenses	4,460	6,563
Total Accounts payable and accrued expenses	$48,900	52,701

(1) Represents unfunded outstanding checks for which the bank has not advanced cash to the Company.

(11)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Security deposits	$15,957	14,782
Prepaid rent and other deferred income	9,828	9,795

Acquired below-market lease intangibles	4,071	4,012
Accumulated amortization of below-market lease intangibles	(1,782)	(1,662)
Acquired below-market lease intangibles, net of accumulated amortization	2,289	2,350

Interest rate swap liabilities	1,890	2,578
Prepaid tenant improvement reimbursements	231	343
Other liabilities	16	16
Total Other liabilities	$30,211	29,864

(12)	COMPREHENSIVE INCOME

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$3,405	(8,853)	1,995	(3,456)
Change in fair value of interest rate swaps	(984)	(3,462)	426	(8,859)
Balance at end of period	$2,421	(12,315)	2,421	(12,315)

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of June 30, 2017, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

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

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made on the Company's variable-rate debt. The Company estimates the swap interest payments will be $739,000 over the next twelve months. These payments approximate the expected cash interest payments for the swaps. Since the interest payments on the swaps in combination with the associated debt have been effectively fixed, this estimate is not in addition to the Company's total expected combined interest payments or expense for the next twelve months.

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

As of June 30, 2017 and December 31, 2016, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of June 30, 2017	Notional Amount as of December 31, 2016
	(In thousands)
Interest Rate Swap	$80,000	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016. See Note 16 for additional information on the fair value of the Company's interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Derivatives As of June 30, 2017		Derivatives As of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$4,293	Other assets	$4,546
Interest rate swap liabilities	Other liabilities	1,890	Other liabilities	2,578

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of loss recognized in Other comprehensive income (loss) on derivatives	$(1,531)	(4,505)	(894)	(10,829)
Amount of loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	547	1,043	1,320	1,970

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

As of June 30, 2017, the fair value of derivatives in an asset position related to these agreements was $4,293,000, and the fair value of derivatives in a liability position related to these agreements was $1,890,000. As of June 30, 2017, the Company has not posted any collateral related to these arrangements. If the Company had breached any of the contractual provisions of the derivative contracts, it could have been required to settle its obligations under the agreements at their termination value. The swap termination value of derivatives in an asset position was an asset in the amount of $4,318,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $1,925,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$36,890	43,913	49,709	65,624
Denominator – weighted average shares outstanding	33,987	32,376	33,676	32,315
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$36,890	43,913	49,709	65,624
Denominator:
Weighted average shares outstanding	33,987	32,376	33,676	32,315
Unvested restricted stock	53	64	46	55
Total Shares	34,040	32,440	33,722	32,370

(15)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $952,000 and $3,633,000 for the three and six months ended June 30, 2017, respectively, of which $383,000 and $869,000 were capitalized as part of the Company's development costs. For the three and six months ended June 30, 2016, stock-based compensation cost for employees was $651,000 and $3,665,000, respectively, of which $250,000 and $607,000 were capitalized as part of the Company's development costs.

Stock-based compensation expense for directors was $161,000 and $323,000 for the three and six months ended June 30, 2017, respectively, and $133,000 and $266,000 for the same periods of 2016.

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

Notwithstanding the foregoing, the shares issued to the Company’s Chief Financial Officer under these plans became fully vested on the grant date of the awards in the first quarter of 2017.

In the second quarter of 2017, the Committee approved an equity compensation plan for certain of its executive officers based upon certain annual performance measures for 2017, including funds from operations (FFO) per share, same property net operating income change, general and administrative costs, and fixed charge coverage. During the first quarter of 2018, the Committee will measure the Company's performance for 2017 against bright-line tests established by the Committee on the grant date of May 10, 2017.  The number of shares that may be earned for the achievement of the annual performance measures could range from zero to 21,096.  These shares, which have a grant date fair value of $78.18, would vest 20% on the date shares are determined and 20%

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

per year on each January 1 for the subsequent four years. On the grant date of May 10, 2017, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

Also in the second quarter of 2017, the Committee approved an equity compensation plan for certain of its executive officers based upon the achievement of individual goals for each of the officers included in the plan.  Any shares issued pursuant to the individual goals in this compensation plan will be determined by the Committee in its discretion and issued in the first quarter of 2018.  The number of shares to be issued on the grant date for the achievement of individual goals could range from zero to 5,274.  These shares would vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years. The Company will begin recognizing the expense for any shares awarded on the grant date in the first quarter of 2018, and the shares will be expensed on a straight-line basis over the remaining service period.

Also in the second quarter of 2017, the Committee approved a long-term equity compensation plan for certain of the Company’s executive officers that includes three components based on total shareholder return and one component based only on continued service as of the vesting dates.

The three long-term equity compensation plan components based on total shareholder return are subject to bright-line tests that will compare the Company's total shareholder return to the NAREIT Equity Index and to the Company's industrial REIT peer group. The first plan will measure the bright-line tests over the one-year period ending December 31, 2017. During the first quarter of 2018, the Committee will measure the Company's performance for the one-year period against bright-line tests established by the Committee on the grant date of May 10, 2017.  The number of shares to be earned on the measurement date could range from zero to 4,730.  These shares would vest 100% on the date the earned shares are determined. On the grant date of May 10, 2017, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The second plan will measure the bright-line tests over the two-year period ending December 31, 2018. During the first quarter of 2019, the Committee will measure the Company's performance for the two-year period against bright-line tests established by the Committee on the grant date of May 10, 2017.  The number of shares to be earned on the measurement date could range from zero to 9,460.  These shares would vest 100% on the date the earned shares are determined. On the grant date of May 10, 2017, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The third plan will measure the bright-line tests over the three-year period ending December 31, 2019. During the first quarter of 2020, the Committee will measure the Company's performance for the three-year period against bright-line tests established by the Committee on the grant date of May 10, 2017.  The number of shares to be earned on the measurement date could range from zero to 18,917.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2020 and 25% on January 1, 2021. On the grant date of May 10, 2017, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on May 10, 2017. On that date, 5,406 shares were granted to certain executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $78.18 per share, will vest 25% in the first quarter of 2018 and 25% on January 1 in years 2019, 2020 and 2021. The shares are being expensed on a straight-line basis over the remaining service period.

Also during the second quarter of 2017, 5,169 shares were granted to certain executive officers subject only to continued service as of the vesting dates. These shares, which have a weighted average grant date fair value of $81.27 per share, will vest 20% per year on January 1 in years 2018, 2019, 2020, 2021 and 2022. The shares are being expensed on a straight-line basis over the remaining service period.

Also during the second quarter of 2017, 12,850 shares were granted to certain non-executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $84.57 per share, will vest 20% per year on January 1 in years 2018, 2019, 2020, 2021 and 2022. The shares are being expensed on a straight-line basis over the remaining service period.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first six months of 2017, the Company withheld

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

33,695 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the first six months of 2017 was $6,441,000.

	Three Months Ended		Six Months Ended
Award Activity:	June 30, 2017		June 30, 2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	129,323	$59.70	162,191	$51.98
Granted (1)	23,425	82.37	93,285	76.70
Forfeited	—	—	(16,000)	36.98
Vested	—	—	(86,728)	61.62
Unvested at end of period	152,748	$63.18	152,748	$63.18

(1) Does not include the restricted shares that may be earned if the performance goals established in 2017 for annual and long-term performance periods are achieved. Depending on the actual level of achievement of the goals at the end of the open performance periods, the number of shares earned could range from zero to 59,477.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$78	78	522	522
Mortgage loans receivable	4,688	4,690	4,752	4,747
Interest rate swap assets	4,293	4,293	4,546	4,546
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	88,038	88,033	112,020	111,923
Unsecured bank credit facilities - fixed rate (2)	80,000	80,002	80,000	79,998
Unsecured debt (2)	655,000	639,184	655,000	623,147
Secured debt (2)	251,480	259,595	258,594	266,585
Interest rate swap liabilities	1,890	1,890	2,578	2,578
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation to measure goodwill impairment. The Company adopted ASU 2017-04 effective January 1, 2017, and is applying the new guidance for goodwill impairment tests with measurement dates after January 1, 2017. The adoption of ASU 2017-04 did not have a material impact on the Company's financial condition or results of operations.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. The ASU is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company plans to adopt ASU 2017-09 on January 1, 2018, and it does not anticipate that the adoption of ASU 2017-09 will have a material impact on its financial conditions or results of operations, as the Company does not expect to have any modifications to share-based payment awards. However, if the Company does have a modification to an award in the future, it will follow the guidance in ASU 2017-09.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location sensitive customers (primarily in the 10,000 to 50,000 square foot range).  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona, California and North Carolina.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the first six months of 2017, EastGroup issued 921,080 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $69.1 million. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue source is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the six months ended June 30, 2017, leases expired on 4,077,000 square feet (11.1% of EastGroup’s total square footage of 36,774,000), and the Company was successful in renewing or re-leasing 87% of the expiring square feet.  In addition, EastGroup leased 1,269,000 square feet of other vacant space during this period.  During the first six months of 2017, average rental rates on new and renewal leases increased by 15.9%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 2.6% for the six months ended June 30, 2017, as compared to the same period in 2016.

EastGroup’s total leased percentage was 96.8% at June 30, 2017, compared to 97.2% at June 30, 2016.  Leases scheduled to expire for the remainder of 2017 were 2.9% of the portfolio on a square foot basis at June 30, 2017, and this percentage was reduced to 2.4% as of July 26, 2017.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the first six months of 2017, EastGroup acquired 37.4 acres of development land in Austin, Atlanta and Charlotte for $6.5 million. In addition, the Company began construction of seven development projects containing 883,000 square feet in Dallas, San Antonio, Phoenix, Tampa, Orlando and Charlotte.  EastGroup also transferred 10 properties (1,919,000 square feet) in Dallas, San Antonio, Las Vegas, Orlando, Tampa, Charlotte and Phoenix from its development program to real estate properties with costs of $138.6 million at the date of transfer.  As of June 30, 2017, EastGroup’s development program consisted of 14 projects (1,856,000 square feet) located in 9 cities.  The projected total investment for the development projects, which were collectively 47% leased as of July 26, 2017, is $152 million, of which $66 million remained to be invested as of June 30, 2017.

Also during the six months ended June 30, 2017, the Company acquired three operating properties containing 421,000 square feet in Atlanta and Austin for $36.5 million.

Typically, the Company initially funds its development and acquisition programs through its $335 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In May, Moody's Investors Service affirmed EastGroup's issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Income from real estate operations	$67,855	61,882	133,992	123,450
Expenses from real estate operations	(20,244)	(17,758)	(39,251)	(35,578)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(137)	(227)	(348)	(428)
PNOI from 50% owned unconsolidated investment	225	215	449	445
PROPERTY NET OPERATING INCOME (PNOI)	$47,699	44,112	94,842	87,889

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

The following table presents reconciliations of Net Income to PNOI for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
NET INCOME	$36,977	44,093	49,950	65,923
Gain on sales of real estate investments	(21,855)	(30,981)	(21,855)	(42,313)
(Gain) loss on sales of non-operating real estate	—	(133)	40	(143)
Interest income	(61)	(64)	(123)	(128)
Other income	(39)	(35)	(56)	(56)
Interest rate swap ineffectiveness	—	—	—	5
Depreciation and amortization	20,865	19,233	41,090	38,395
Company's share of depreciation from unconsolidated investment	31	31	62	62
Interest expense	9,015	9,172	17,701	18,237
General and administrative expense	2,903	3,023	8,381	8,335
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(137)	(227)	(348)	(428)
PROPERTY NET OPERATING INCOME	$47,699	44,112	94,842	87,889

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$36,890	43,913	49,709	65,624
Depreciation and amortization	20,865	19,233	41,090	38,395
Company's share of depreciation from unconsolidated investment	31	31	62	62
Depreciation and amortization from noncontrolling interest	(49)	(56)	(104)	(110)
Gain on sales of real estate investments	(21,855)	(30,981)	(21,855)	(42,313)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$35,882	32,140	68,902	61,658
Net income attributable to common stockholders per diluted share	$1.08	1.35	1.47	2.03
Funds from operations (FFO) attributable to common stockholders per diluted share	$1.05	.99	2.04	1.90
Diluted shares for earnings per share and funds from operations	34,040	32,440	33,722	32,370

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the second quarter of 2017 was $1.05 per share compared with $.99 per share for the same period of 2016, an increase of 6.1%. For the six months ended June 30, 2017, FFO was $2.04 per share compared with $1.90 per share for the same period of 2016, an increase of 7.4%.

•
For the three months ended June 30, 2017, PNOI increased by $3,587,000, or 8.1%, compared to the same period in 2016. PNOI increased $2,035,000 from newly developed and redeveloped properties, $1,081,000 from same property operations and $1,038,000 from 2016 and 2017 acquisitions; PNOI decreased $515,000 from operating properties sold in 2016 and 2017.

For the six months ended June 30, 2017, PNOI increased by $6,953,000, or 7.9%, compared to the same period in 2016. PNOI increased $4,657,000 from newly developed and redeveloped properties, $2,178,000 from same property operations and $1,711,000 from 2016 and 2017 acquisitions; PNOI decreased $1,499,000 from operating properties sold in 2016 and 2017.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 2.5% for the three months ended June 30, 2017, and increased 2.6% for the six months ended June 30, 2017, compared to the same periods in 2016.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy was 96.5% for the three months ended June 30, 2017, compared to 95.7% for the same period of 2016. Same property average occupancy for the six months ended June 30, 2017, was 96.6% compared to 96.1% for the same period of 2016.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2017, was 94.9%.  Quarter-end occupancy ranged from 95.7% to 96.8% over the previous four quarters ended June 30, 2016 to March 31, 2017.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (5.5% of total square footage) averaged 13.9% for the second quarter of 2017. For the six months ended June 30, 2017, rental rate increases on new and renewal leases (13.1% of total square footage) averaged 15.9%.

•
Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and six months ended June 30, 2017 was $24,000 and $133,000 respectively, compared to $255,000 and $438,000 for the same periods of 2016.

•
Bad debt expense is included in Expenses from real estate operations. The Company recorded bad debt expense of $148,000 and $198,000 for the three and six months ended June 30, 2017, respectively, compared to $334,000 and $458,000 for the same periods of 2016.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,870,715,000 at June 30, 2017, an increase of $44,951,000 from December 31, 2016.  Liabilities decreased $34,029,000 to $1,149,869,000, and equity increased $78,980,000 to $720,846,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $159,750,000 during the six months ended June 30, 2017, primarily due to the transfer of ten properties from Development (as detailed under Development below), the purchase of the operating properties detailed below and capital improvements at the Company's properties. These increases were partially offset by the operating property sales discussed below.

REAL ESTATE PROPERTIES ACQUIRED IN 2017	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Shiloh 400	Atlanta, GA	238,000	02/07/2017	$18,712
Broadmoor Commerce Park	Atlanta, GA	84,000	04/26/2017	5,363
Southpark Corporate Center 5-7	Austin, TX	99,000	05/12/2017	9,590
Total Acquisitions		421,000		$33,665

(1)
Total cost of the properties acquired was $36,475,000, of which $33,665,000 was allocated to Real estate properties as indicated above. The Company allocated $5,700,000 of the total purchase price to land using third party land valuations for the Atlanta and Austin markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 16 in the Notes to Consolidated Financial Statements for additional information on ASC 820). Intangibles associated with the purchases of real estate were allocated as follows: $3,016,000 to in-place lease intangibles and $114,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets), and $320,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

During the six months ended June 30, 2017, the Company made capital improvements of $11,701,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $4,413,000 on development properties subsequent to transfer to Real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

During the six months ended June 30, 2017, the Company sold Stemmons Circle in Dallas and Techway Southwest I-IV in Houston. The properties (514,000 square feet combined) were sold for $38.0 million and the Company recognized gains on the sales of $21.9 million.

Development
EastGroup’s investment in development at June 30, 2017 consisted of properties in lease-up and under construction of $86,158,000 and prospective development (primarily land) of $111,047,000.  The Company’s total investment in development at June 30, 2017 was $197,205,000 compared to $293,908,000 at December 31, 2016.  Total capital invested for development during the first six months of 2017 was $47,767,000, which primarily consisted of costs of $34,078,000 and $7,811,000 as detailed in the Development Activity table below and costs of $4,413,000 on development properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,350,000 and $2,594,000 for the three and six months ended June 30, 2017, respectively, compared to $902,000 and $1,793,000 in the same periods of 2016.

During the six months ended June 30, 2017, EastGroup purchased 37 acres of development land in Austin, Atlanta and Charlotte for $6,469,000. Costs associated with these land acquisitions are included in the Development Activity table below. These increases were offset by the sale of five acres of land for $850,000 and the transfer of ten development projects to Real estate properties during the first six months of 2017 with a total investment of $138,592,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT ACTIVITY		Costs Transferred in 2017 (1)	For the Six Months Ended 6/30/2017	Cumulative as of 6/30/2017	Estimated Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Eisenhauer Point 4, San Antonio, TX	85,000	$—	2,505	5,158	5,600	07/17
CreekView 121 1 & 2, Dallas, TX	193,000	—	4,397	16,252	18,200	09/17
Alamo Ridge IV, San Antonio, TX	97,000	—	490	5,435	6,000	03/18
Eisenhauer Point 3, San Antonio, TX	71,000	—	1,839	4,587	5,400	06/18
SunCoast 4, Ft. Myers, FL	93,000	—	1,914	8,169	8,700	06/18
Total Lease-Up	539,000	—	11,145	39,601	43,900
UNDER CONSTRUCTION
Country Club V, Tucson, AZ	300,000	—	689	3,984	24,200	02/18
Weston, Ft. Lauderdale, FL (2)	134,000	—	778	15,059	15,900	07/18
Steele Creek VII, Charlotte, NC	120,000	2,393	4,217	6,610	8,600	08/18
Horizon XII, Orlando, FL	140,000	3,825	3,111	6,936	11,200	09/18
Oak Creek VII, Tampa, FL	116,000	2,153	2,310	4,463	7,200	09/18
CreekView 121 3 & 4, Dallas, TX	158,000	3,701	298	3,999	14,200	01/19
Eisenhauer Point 5, San Antonio, TX	98,000	1,253	155	1,408	7,500	01/19
Eisenhauer Point 6, San Antonio, TX	85,000	878	108	986	5,200	01/19
Kyrene 202 III, IV & V, Phoenix, AZ	166,000	2,280	832	3,112	13,800	01/19
Total Under Construction	1,317,000	16,483	12,498	46,557	107,800
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	96,000	(2,280)	91	1,704
Tucson, AZ (3)	—	—	(417)	—
Ft. Myers, FL	570,000	—	185	13,828
Miami, FL	850,000	—	1,446	28,690
Orlando, FL	522,000	(3,825)	552	12,856
Tampa, FL	32,000	(2,153)	—	1,528
Atlanta, GA	107,000	—	579	579
Jackson, MS	28,000	—	—	706
Charlotte, NC	748,000	(2,393)	1,185	8,095
Austin, TX	340,000	—	5,558	5,558
Dallas, TX	491,000	(3,701)	72	8,693
El Paso, TX	251,000	—	—	2,444
Houston, TX (4)	1,476,000	—	(234)	21,140
San Antonio, TX	343,000	(2,131)	1,418	5,226
Total Prospective Development	5,854,000	(16,483)	10,435	111,047
	7,710,000	$—	34,078	197,205
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2017	Building Size (Square feet)					Building Conversion Date
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	$—	19	15,795		01/17
South 35th Avenue, Phoenix, AZ (5)	125,000	—	—	1,664		01/17
Alamo Ridge III, San Antonio, TX	135,000	—	28	10,587		02/17
Parc North 1-4, Dallas, TX (6)	446,000	—	132	32,252		02/17
Madison IV & V, Tampa, FL	145,000	—	549	8,074		03/17
Jones Corporate Park, Las Vegas, NV (7)	416,000	—	275	39,815		04/17
Ten Sky Harbor, Phoenix, AZ	64,000	—	100	5,365		04/17
Steele Creek VI, Charlotte, NC	137,000	—	519	7,525		04/17
Horizon V, Orlando, FL	141,000	—	4,814	9,249		05/17
Horizon VII, Orlando, FL	109,000	—	1,375	8,266		06/17
Total Transferred to Real Estate Properties	1,919,000	$—	7,811	138,592	(8)

See next page for Development Activity table footnotes.

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) This project, which was acquired by EastGroup on 11/1/16, is being redeveloped.
(3) Negative amount represents land inventory costs transferred to Real Estate Properties for storage yard and parking lot expansion.
(4) Negative amount represents West Road retention ponds and infrastructure conveyed to West Harris County Municipal Utility District.
(5) This property was redeveloped from a manufacturing building to a multi-tenant distribution building.
(6) This project, which was recently developed by the seller, was acquired by EastGroup on 7/8/16 during the lease-up phase.
(7) This project, which was recently developed by the seller, was acquired by EastGroup on 11/15/16 during the lease-up phase.
(8) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $21,004,000 during the first six months of 2017 due primarily to depreciation expense, offset by the sale of 514,000 square feet of operating properties during the period.

Other Assets
Other assets increased $3,390,000 during the first six months of 2017.  A summary of Other assets follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Leasing costs (principally commissions)	$68,595	65,521
Accumulated amortization of leasing costs	(25,467)	(26,340)
Leasing costs (principally commissions), net of accumulated amortization	43,128	39,181

Straight-line rents receivable	29,539	28,369
Allowance for doubtful accounts on straight-line rents receivable	(168)	(76)
Straight-line rents receivable, net of allowance for doubtful accounts	29,371	28,293

Accounts receivable	3,231	6,824
Allowance for doubtful accounts on accounts receivable	(509)	(809)
Accounts receivable, net of allowance for doubtful accounts	2,722	6,015

Acquired in-place lease intangibles	21,956	21,231
Accumulated amortization of acquired in-place lease intangibles	(8,705)	(8,642)
Acquired in-place lease intangibles, net of accumulated amortization	13,251	12,589

Acquired above market lease intangibles	1,549	1,594
Accumulated amortization of acquired above market lease intangibles	(681)	(736)
Acquired above market lease intangibles, net of accumulated amortization	868	858

Mortgage loans receivable	4,688	4,752
Interest rate swap assets	4,293	4,546
Goodwill	990	990
Prepaid expenses and other assets	8,909	7,606
Total Other assets	$108,220	104,830

Liabilities
Unsecured bank credit facilities decreased $23,783,000 during the six months ended June 30, 2017, mainly due to repayments of $217,640,000 exceeding proceeds of $193,658,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $227,000 during the six months ended June 30, 2017, primarily due to the amortization of debt issuance costs.

Secured debt decreased $7,019,000 during the six months ended June 30, 2017.  The decrease resulted from regularly scheduled principal payments of $7,098,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses decreased $3,801,000 during the first six months of 2017.  A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Property taxes payable	$20,499	14,186
Development costs payable	12,670	9,844
Property capital expenditures payable	4,086	2,304
Interest payable	3,746	3,822
Dividends payable on unvested restricted stock	1,110	1,530
Book overdraft (1)	2,329	14,452
Other payables and accrued expenses	4,460	6,563
Total Accounts payable and accrued expenses	$48,900	52,701

(1) Represents unfunded outstanding checks for which the bank has not advanced cash to the Company.

Other liabilities increased $347,000 during the six months ended June 30, 2017.  A summary of the Company’s Other liabilities follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Security deposits	$15,957	14,782
Prepaid rent and other deferred income	9,828	9,795

Acquired below-market lease intangibles	4,071	4,012
Accumulated amortization of below-market lease intangibles	(1,782)	(1,662)
Acquired below-market lease intangibles, net of accumulated amortization	2,289	2,350

Interest rate swap liabilities	1,890	2,578
Prepaid tenant improvement reimbursements	231	343
Other liabilities	16	16
Total Other liabilities	$30,211	29,864

Equity
Additional paid-in capital increased $70,988,000 during the six months ended June 30, 2017, primarily due to the issuance of common stock under the Company's continuous common equity program (as discussed in Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 15 in the Notes to Consolidated Financial Statements). EastGroup issued 921,080 shares of common stock under its continuous common equity program with net proceeds to the Company of $69,105,000.

For the six months ended June 30, 2017, Distributions in excess of earnings decreased $7,439,000 as a result of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $49,709,000 exceeding dividends on common stock of $42,270,000.

Accumulated other comprehensive income increased $426,000 during the six months ended June 30, 2017. The increase resulted from the change in fair value of the Company's interest rate swaps which are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2017, was $36,890,000 ($1.09 per basic and $1.08 per diluted share) and $49,709,000 ($1.48 per basic and $1.47 per diluted share), respectively, compared to $43,913,000 ($1.36 per basic and $1.35 per diluted share) and $65,624,000 ($2.03 per basic and diluted share) for the same periods in 2016.

PNOI for the three months ended June 30, 2017, increased by $3,587,000, or 8.1%, compared to the same period in 2016. PNOI increased $2,035,000 from newly developed and redeveloped properties, $1,081,000 from same property operations and $1,038,000 from 2016 and 2017 acquisitions; PNOI decreased $515,000 from operating properties sold in 2016 and 2017. Lease termination fee income was $24,000 and $255,000 for the three months ended June 30, 2017 and 2016, respectively. The Company recorded bad debt expense of $148,000 and $334,000 during the three months ended June 30, 2017 and 2016, respectively. Straight-lining of rent increased Income from real estate operations by $848,000 and $348,000 for the three months ended June 30, 2017 and 2016, respectively.

PNOI for the six months ended June 30, 2017, increased by $6,953,000, or 7.9%, compared to the same period in 2016. PNOI increased $4,657,000 from newly developed and redeveloped properties, $2,178,000 from same property operations and $1,711,000 from 2016 and 2017 acquisitions; PNOI decreased $1,499,000 from properties sold in 2016 and 2017. Lease termination fee income was $133,000 and $438,000 for the six months ended June 30, 2017 and 2016, respectively. The Company recorded bad debt expense of $198,000 and $458,000 during the six months ended June 30, 2017 and 2016, respectively. Straight-lining of rent increased Income from real estate operations by $1,439,000 and $1,224,000 for the six months ended June 30, 2017 and 2016, respectively.

EastGroup signed 37 leases with free rent concessions on 1,081,000 square feet during the three months ended June 30, 2017, with total free rent concessions of $1,480,000 over the lives of the leases. During the same period of 2016, the Company signed 42 leases with free rent concessions on 1,222,000 square feet with total free rent concessions of $1,713,000 over the lives of the leases.

During the six months ended June 30, 2017, EastGroup signed 77 leases with free rent concessions on 2,334,000 square feet with total free rent concessions of $3,097,000 over the lives of the leases. During the same period of 2016, EastGroup signed 83 leases with free rent concessions on 2,098,000 square feet with total free rent concessions of $2,633,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from real estate operations as a percentage of Income from real estate operations, were 29.8% and 29.3% for the three and six months ended June 30, 2017, respectively compared to 28.7% and 28.8% for the same periods in 2016. The Company’s percentage of leased square footage was 96.8% at June 30, 2017, compared to 97.2% at June 30, 2016.  Occupancy at June 30, 2017 was 94.9% compared to 95.7% at June 30, 2016.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three and six months ended June 30, 2017, was 96.5% and 96.6%, respectively, compared to 95.7% and 96.1% for the same periods of 2016.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.77 and $5.75 per square foot for the three and six months ended June 30, 2017, compared to $5.53 and $5.52 per square foot for the same periods of 2016.

Interest expense decreased $157,000 and $536,000 for the three and six months ended June 30, 2017, compared to the same periods in 2016. The following table presents the components of Interest expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$543	226	317	1,090	773	317
Amortization of facility fees - unsecured bank credit facilities	167	167	—	332	333	(1)
Amortization of debt issuance costs - unsecured bank credit facilities	113	112	1	226	224	2
Total variable rate interest expense	823	505	318	1,648	1,330	318
FIXED RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - fixed rate (1) (excluding amortization of facility fees and debt issuance costs)	403	—	403	801	—	801
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	5,574	4,983	591	11,115	9,484	1,631
Secured debt interest (excluding amortization of debt issuance costs)	3,321	4,636	(1,315)	6,688	9,336	(2,648)
Amortization of debt issuance costs - unsecured debt	120	140	(20)	239	252	(13)
Amortization of debt issuance costs - secured debt	86	99	(13)	168	188	(20)
Total fixed rate interest expense	9,504	9,858	(354)	19,011	19,260	(249)
Total interest	10,327	10,363	(36)	20,659	20,590	69
Less capitalized interest	(1,312)	(1,191)	(121)	(2,958)	(2,353)	(605)
TOTAL INTEREST EXPENSE	$9,015	9,172	(157)	17,701	18,237	(536)

(1)
Includes interest on the Company's unsecured bank credit facilities and unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

The Company's variable rate interest expense increased by $318,000 for both the three and six months ended June 30, 2017, as compared to the same periods in 2016. The Company's average unsecured bank credit facilities borrowings and weighted average variable interest rates during both periods are shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$108,797	62,995	45,802	116,547	108,558	7,989
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	2.01%	1.44%		1.89%	1.43%

The Company's fixed rate interest expense decreased by $354,000 and $249,000 for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The changes resulting from the fixed rate unsecured bank credit facilities, unsecured debt and secured debt activity are described below.

The Company's interest expense from fixed rate unsecured bank credit facilities increased by $403,000 and $801,000 during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In August 2016, EastGroup repaid (with no penalty) an $80 million unsecured term loan with an effectively fixed interest rate of 2.770% and an original maturity date of August 15, 2018. On the same day, the Company borrowed $80 million through its $300 million unsecured bank credit facility; the maturity date for the credit facility is July 30, 2019. The Company re-designated the interest rate swap that was previously applied to the $80 million unsecured term loan to the $80 million unsecured bank credit facility borrowing. The $80 million unsecured bank credit facility draw has an effectively fixed interest rate of 2.020% through the interest rate swap's maturity date of August 15, 2018.

The Company's interest expense from unsecured debt increased $591,000 and $1,631,000 during the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016 as a result of the Company's unsecured debt activity described below. EastGroup did not obtain any new unsecured debt in the first six months of 2017. The details of the unsecured debt obtained in 2016 are shown in the following table:

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

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 165 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.863% as of June 30, 2017. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 110 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.335% as of June 30, 2017. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Secured debt interest decreased by $1,315,000 and $2,648,000 during the three and six month periods ended June 30, 2017, respectively, as compared to the same periods in 2016 as a result of debt repayments and regularly scheduled principal payments. Regularly scheduled principal payments on secured debt were $7,098,000 during the six months ended June 30, 2017. During the year ended December 31, 2016, regularly scheduled principal payments on secured debt were $17,037,000. EastGroup did not repay any secured debt during the first six months of 2017. The details of the secured debt repaid in 2016 are shown in the following table:

SECURED DEBT REPAID IN 2016	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Huntwood and Wiegman I	5.68%	08/05/2016	$24,543
Alamo Downs, Arion 1-15 & 17, Rampart I-IV, Santan 10 I and World Houston 16	5.97%	09/06/2016	51,194
Weighted Average/Total Amount for 2016	5.88%		$75,737

EastGroup did not obtain any new secured debt during 2016 or during the first six months of 2017.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $121,000 and $605,000 for the three and six months ended June 30, 2017, as compared to the same periods of 2016.

Depreciation and amortization expense increased $1,632,000 and $2,695,000 for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 primarily due to the operating properties acquired by the Company in 2016 and 2017 and the properties transferred from Development in 2016 and 2017, partially offset by operating properties sold in 2016 and 2017.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, decreased $9,126,000 and $20,458,000 for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The following paragraphs explain the changes in detail.

The Company did not sell any operating properties during the first quarter of 2017. During the second quarter of 2017, EastGroup sold the following operating properties in separate transactions: Stemmons Circle in Dallas and Techway Southwest I-IV in Houston. The properties contain a combined 514,000 square feet and were sold for $38,031,000; EastGroup recognized gains on the sales of $21,855,000.

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

Capital Expenditures
Capital expenditures for EastGroup's operating properties for the three and six months ended June 30, 2017 and 2016 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2017	2016	2017	2016
		(In thousands)
Upgrade on Acquisitions	40 yrs	$44	248	59	287
Tenant Improvements:
New Tenants	Lease Life	2,883	1,600	5,283	3,909
Renewal Tenants	Lease Life	1,055	846	1,730	1,337
Other:
Building Improvements	5-40 yrs	673	1,177	1,444	2,477
Roofs	5-15 yrs	1,592	419	2,212	1,832
Parking Lots	3-5 yrs	594	106	736	279
Other	5 yrs	124	132	237	333
Total Capital Expenditures (1)		$6,965	4,528	11,701	10,454

(1)	Reconciliation of Total Capital Expenditures to Real estate improvements on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Total Capital Expenditures	$11,701	10,454
Change in Real Estate Property Payables	(884)	594
Real Estate Improvements	$10,817	11,048

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2017 and 2016 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2017	2016	2017	2016
		(In thousands)
Development	Lease Life	$1,177	1,039	2,428	1,856
New Tenants	Lease Life	1,580	1,410	3,775	3,022
Renewal Tenants	Lease Life	1,207	949	3,097	2,219
Total Capitalized Leasing Costs		$3,964	3,398	9,300	7,097
Amortization of Leasing Costs		$2,519	2,446	4,989	4,831

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

The Company did not classify any properties as held for sale as of June 30, 2017 and December 31, 2016.

The Company does not consider its sales in 2016 and the first six months of 2017 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

During the first six months of 2017, the Company sold Stemmons Circle and Techway Southwest I-IV. The properties, which contain 514,000 square feet located in Dallas and Houston, were sold for $38.0 million and the Comany recognized net gains on the sales of $21.9 million. The Company also sold 5 acres of land in Dallas for $850,000 and recognized a loss of $40,000.

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

The gains and losses on the sales of land are included in Other, and the gains and losses on the sales of operating properties are included in Gain on sales of real estate investments. See Note 7 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gains and losses on sales of real estate investments.

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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation to measure goodwill impairment. The Company adopted ASU 2017-04 effective January 1, 2017, and is applying the new guidance for goodwill impairment tests with measurement dates after January 1, 2017. The adoption of ASU 2017-04 did not have a material impact on the Company's financial condition or results of operations.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. The ASU is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company plans to adopt ASU 2017-09 on January 1, 2018, and it does not anticipate that the adoption of ASU 2017-09 will have a material impact on its financial conditions or results of operations, as the Company does not expect to have any modifications to share-based payment awards. However, if the Company does have a modification to an award in the future, it will follow the guidance in ASU 2017-09.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $67,195,000 for the six months ended June 30, 2017.  The primary other sources of cash were borrowings on unsecured bank credit facilities, proceeds from common stock offerings and proceeds from the sales of real estate investments and non-operating real estate.  The Company distributed $42,690,000 in common stock dividends during the six months ended June 30, 2017.  Other primary uses of cash were for repayments on unsecured bank credit facilities, the construction and development of properties, purchases of real estate and capital improvements at various properties.

Total debt at June 30, 2017 and December 31, 2016 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$88,038	112,020
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	80,000
Unamortized debt issuance costs	(831)	(1,030)
Unsecured bank credit facilities	167,207	190,990

Unsecured debt - fixed rate, carrying amount (1)	655,000	655,000
Unamortized debt issuance costs	(1,935)	(2,162)
Unsecured debt	653,065	652,838

Secured debt - fixed rate, carrying amount (1)	251,480	258,594
Unamortized debt issuance costs	(994)	(1,089)
Secured debt	250,486	257,505

Total debt	$1,070,758	1,101,333

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EastGroup has a $300 million unsecured revolving credit facility with a group of nine banks that matures in July 2019. The credit facility contains options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2017, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018.  As of June 30, 2017, EastGroup had an additional $70,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 2.220%.

The Company also has a $35 million unsecured revolving credit facility that matures in July 2019. This credit facility automatically extends for one year if the extension option in the $300 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of June 30, 2017, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At June 30, 2017, the interest rate was 2.224% on a balance of $18,038,000.

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

On March 6, 2017, EastGroup filed a prospectus supplement pursuant to which the Company may issue and sell up to 10,000,000 shares of its common stock from time to time. The Company previously sold an aggregate of 2,228,203 shares of common stock under the original sales agency financing agreements pursuant to a prospectus supplement dated February 14, 2014. During the six months ended June 30, 2017, EastGroup issued and sold 921,080 shares of common stock under its continuous equity program at an average price of $76.00 per share with gross proceeds to the Company of $70,000,000. The Company incurred offering-related costs of $895,000 during the six months, resulting in net proceeds to the Company of $69,105,000. As of July 27, 2017, the Company has 6,850,717 shares of common stock remaining to sell under the program.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2016, did not materially change during the six months ended June 30, 2017, except for the decreases in Unsecured bank credit facilities and Secured debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of June 30, 2017.

	July – December 2017	2018	2019		2020	2021	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	88,038	(1)	—	—	—	88,038	88,033	(2)
Weighted average interest rate	—	—	2.22%	(3)	—	—	—	2.22%
Unsecured bank credit facilities - fixed rate (in thousands)	$—	—	80,000		—	—	—	80,000	80,002	(4)
Weighted average interest rate	—	—	2.02%		—	—	—	2.02%
Unsecured debt - fixed rate (in thousands)	$—	50,000	75,000		105,000	40,000	385,000	655,000	639,184	(4)
Weighted average interest rate	—	3.91%	2.85%		3.77%	2.34%	3.47%	3.41%
Secured debt - fixed rate (in thousands)	$51,123	11,316	55,569		9,096	89,563	34,813	251,480	259,595	(4)
Weighted average interest rate	5.53%	5.21%	7.01%		4.43%	4.55%	4.08%	5.25%

(1)
The variable-rate unsecured bank credit facilities mature in July 2019 and as of June 30, 2017, have balances of $70,000,000 on the $300 million unsecured bank credit facility and $18,038,000 on the $35 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company's variable rate unsecured bank credit facilities as of June 30, 2017.

(4)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of June 30, 2017, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 22 basis points, interest expense and cash flows would increase or decrease by approximately $195,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 6.	EXHIBITS.

(a)	Form 10-Q Exhibits:

	(10)	Material Contracts (*Indicates management or compensatory arrangement):

(a) Form of Severance and Change in Control Agreement that the Company has entered into with Marshall A. Loeb, N. Keith McKey, Brent W. Wood and John F. Coleman (incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed May 18, 2016).*

(b) Form of Severance and Change in Control Agreement that the Company has entered into with Ryan M. Collins, C. Bruce Corkern and R. Reid Dunbar (incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed May 18, 2016).*

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
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  July 27, 2017

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President and Chief Accounting Officer

/s/ N. KEITH MCKEY
N. Keith McKey
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary