Form 10-Q
period 2017-09-30
EASTGROUP PROPERTIES INC
filed 2017-10-23
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2017                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of October 20, 2017 was 34,424,668.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
Real estate properties	$2,306,017	2,113,073
Development	204,197	293,908
	2,510,214	2,406,981
Less accumulated depreciation	(732,566)	(694,250)
	1,777,648	1,712,731
Unconsolidated investment	7,836	7,681
Cash	10	522
Other assets	108,499	104,830
TOTAL ASSETS	$1,893,993	1,825,764

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities	$216,643	190,990
Unsecured debt	653,178	652,838
Secured debt	202,178	257,505
Accounts payable and accrued expenses	66,830	52,701
Other liabilities	28,990	29,864
Total Liabilities	1,167,819	1,183,898

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 34,424,668 shares issued and outstanding at September 30, 2017 and 33,332,213 at December 31, 2016	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital on common shares	1,031,592	949,318
Distributions in excess of earnings	(312,392)	(313,655)
Accumulated other comprehensive income	2,645	1,995
Total Stockholders’ Equity	721,848	637,661
Noncontrolling interest in joint ventures	4,326	4,205
Total Equity	726,174	641,866
TOTAL LIABILITIES AND EQUITY	$1,893,993	1,825,764

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES
Income from real estate operations	$68,712	63,178	202,704	186,628
Other revenue	34	12	90	68
	68,746	63,190	202,794	186,696
EXPENSES
Expenses from real estate operations	20,109	18,552	59,360	54,130
Depreciation and amortization	21,011	19,361	62,101	57,756
General and administrative	3,205	2,328	11,586	10,663
Acquisition costs	—	161	—	161
	44,325	40,402	133,047	122,710
OPERATING INCOME	24,421	22,788	69,747	63,986
OTHER INCOME (EXPENSE)
Interest expense	(8,704)	(8,841)	(26,405)	(27,078)
Gain on sales of real estate investments	—	—	21,855	42,313
Other	255	853	725	1,502
NET INCOME	15,972	14,800	65,922	80,723
Net income attributable to noncontrolling interest in joint ventures	(88)	(139)	(329)	(438)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	15,884	14,661	65,593	80,285
Other comprehensive income (loss) - cash flow hedges	224	2,606	650	(6,253)
TOTAL COMPREHENSIVE INCOME	$16,108	17,267	66,243	74,032
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.46	.45	1.94	2.47
Weighted average shares outstanding	34,215	32,741	33,857	32,458
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.46	.45	1.93	2.47
Weighted average shares outstanding	34,290	32,823	33,905	32,519
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2016	$3	949,318	(313,655)	1,995	4,205	641,866
Net income	—	—	65,593	—	329	65,922
Net unrealized change in fair value of cash flow hedges	—	—	—	650	—	650
Common dividends declared – $1.88 per share	—	—	(64,330)	—	—	(64,330)
Stock-based compensation, net of forfeitures	—	5,653	—	—	—	5,653
Issuance of 1,037,605 shares of common stock, common stock offering, net of expenses	—	78,956	—	—	—	78,956
Issuance of 2,097 shares of common stock, dividend reinvestment plan	—	170	—	—	—	170
Withheld 33,695 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,505)	—	—	—	(2,505)
Distributions to noncontrolling interest	—	—	—	—	(308)	(308)
Contributions from noncontrolling interest	—	—	—	—	100	100
BALANCE, SEPTEMBER 30, 2017	$3	1,031,592	(312,392)	2,645	4,326	726,174

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$65,922	80,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,101	57,756
Stock-based compensation expense	4,266	3,959
Gain, net of loss, on sales of real estate investments and non-operating real estate	(21,815)	(43,046)
Changes in operating assets and liabilities:
Accrued income and other assets	881	2,061
Accounts payable, accrued expenses and prepaid rent	10,586	5,221
Other	765	278
NET CASH PROVIDED BY OPERATING ACTIVITIES	122,706	106,952
INVESTING ACTIVITIES
Real estate development	(80,462)	(94,781)
Purchases of real estate	(36,739)	(24,955)
Real estate improvements	(18,378)	(17,591)
Net proceeds from sales of real estate investments and non-operating real estate	39,934	77,298
Repayments on mortgage loans receivable	96	91
Changes in accrued development costs	2,032	7,469
Changes in other assets and other liabilities	(11,240)	(11,588)
NET CASH USED IN INVESTING ACTIVITIES	(104,757)	(64,057)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	281,342	444,314
Repayments on unsecured bank credit facilities	(255,988)	(388,569)
Proceeds from unsecured debt	—	105,000
Repayments on unsecured debt	—	(80,000)
Repayments on secured debt	(55,478)	(89,295)
Debt issuance costs	(129)	(1,165)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(64,623)	(60,418)
Proceeds from common stock offerings	78,956	29,643
Proceeds from dividend reinvestment plan	170	179
Other	(2,711)	(2,599)
NET CASH USED IN FINANCING ACTIVITIES	(18,461)	(42,910)
DECREASE IN CASH AND CASH EQUIVALENTS	(512)	(15)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	522	48
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10	33
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $4,242 and $3,737 for 2017 and 2016, respectively	$24,978	25,977

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. At September 30, 2017 and December 31, 2016, the Company had a controlling interest in one joint venture, the 80% owned University Business Center. The Company records 100% of the joint ventures' assets, liabilities, revenues and expenses with noncontrolling interests provided for in accordance with the joint venture agreements.  EastGroup previously owned 80% of Castilian Research Center. During the second quarter of 2016, Castilian Research Center was sold, and the joint venture was subsequently terminated. The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  For the periods ended September 30, 2017 and December 31, 2016, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $17,323,000 and $51,070,000 for the three and nine months ended September 30, 2017, respectively, and $15,855,000 and $47,273,000 for the same periods in 2016.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s Real estate properties and Development at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Real estate properties:
Land	$341,141	308,931
Buildings and building improvements	1,569,982	1,435,309
Tenant and other improvements	394,894	368,833
Development	204,197	293,908
	2,510,214	2,406,981
Less accumulated depreciation	(732,566)	(694,250)
	$1,777,648	1,712,731

(5)	DEVELOPMENT

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

As discussed in Note 18, beginning with acquisitions after October 1, 2016, the Company follows the guidance in ASU 2017-01, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup has determined that its real estate property acquisitions in the first nine months of 2017 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company has capitalized acquisition costs related to its 2017 acquisitions.

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

Amortization expense for in-place lease intangibles was $1,101,000 and $3,455,000 for the three and nine months ended September 30, 2017, and $1,056,000 and $3,202,000 for the same periods in 2016. Amortization of above and below market leases increased rental income by $129,000 and $406,000 for the three and nine months ended September 30, 2017, and $121,000 and $370,000 for the same periods in 2016.

During the first nine months of 2017, EastGroup acquired the following operating properties: Shiloh 400 and Broadmoor Commerce Park in Atlanta and Southpark Corporate Center 5-7 in Austin. The total cost for the properties acquired by the Company during the nine months ended September 30, 2017, was $36,475,000, of which $33,665,000 was allocated to Real estate properties. EastGroup allocated $5,700,000 of the total purchase price to land using third party land valuations for the Atlanta and Austin markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 16 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $3,016,000 to in-place lease intangibles and $114,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets), and $320,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill or other intangibles existed during the periods ended September 30, 2017 and December 31, 2016.

(7)	REAL ESTATE SOLD AND HELD FOR SALE/DISCONTINUED OPERATIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  The Company did not classify any properties as held for sale as of September 30, 2017 and December 31, 2016.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company does not consider its sales in 2016 and the first nine months of 2017 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

The Company sold Stemmons Circle and Techway Southwest I-IV during the first nine months of 2017. The properties, which contain 514,000 square feet located in Dallas and Houston, were sold for $38.0 million and the Company recognized net gains on the sales of $21.9 million. The Company also sold 5 acres of land in Dallas for $850,000 and recognized a loss of $40,000.

During the twelve months ended December 31, 2016, EastGroup sold the following operating properties: Northwest Point Distribution and Service Centers, North Stemmons II and III, America Plaza, Lockwood Distribution Center, West Loop Distribution Center 1 & 2, two of its four Interstate Commons Distribution Center buildings, Castilian Research Center and Memphis I. The properties, which contain 1,256,000 square feet and are located in Houston, Dallas, Phoenix, Santa Barbara and Memphis, were sold for $75.7 million and the Company recognized net gains on the sales of $42.2 million. The Company also sold 25 acres of land in Houston, Dallas and Orlando for $5.4 million and recognized gains on sales of $733,000.

The results of operations and gains and losses on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on the sales of land are included in Other, and the gains on the sales of operating properties are included in Gain on sales of real estate investments.

(8)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Leasing costs (principally commissions)	$70,322	65,521
Accumulated amortization of leasing costs	(26,266)	(26,340)
Leasing costs (principally commissions), net of accumulated amortization	44,056	39,181

Straight-line rents receivable	30,739	28,369
Allowance for doubtful accounts on straight-line rents receivable	(158)	(76)
Straight-line rents receivable, net of allowance for doubtful accounts	30,581	28,293

Accounts receivable	3,907	6,824
Allowance for doubtful accounts on accounts receivable	(566)	(809)
Accounts receivable, net of allowance for doubtful accounts	3,341	6,015

Acquired in-place lease intangibles	21,814	21,231
Accumulated amortization of acquired in-place lease intangibles	(9,664)	(8,642)
Acquired in-place lease intangibles, net of accumulated amortization	12,150	12,589

Acquired above market lease intangibles	1,549	1,594
Accumulated amortization of acquired above market lease intangibles	(738)	(736)
Acquired above market lease intangibles, net of accumulated amortization	811	858

Mortgage loans receivable	4,656	4,752
Interest rate swap assets	4,183	4,546
Goodwill	990	990
Prepaid expenses and other assets	7,731	7,606
Total Other assets	$108,499	104,830

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	DEBT

The Company's debt is detailed below. EastGroup presents debt issuance costs as reductions of Secured debt, Unsecured debt and Unsecured bank credit facilities on the Consolidated Balance Sheets.

	September 30, 2017	December 31, 2016
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$137,374	112,020
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	80,000
Unamortized debt issuance costs	(731)	(1,030)
Unsecured bank credit facilities	216,643	190,990

Unsecured debt - fixed rate, carrying amount (1)	655,000	655,000
Unamortized debt issuance costs	(1,822)	(2,162)
Unsecured debt	653,178	652,838

Secured debt - fixed rate, carrying amount (1)	203,093	258,594
Unamortized debt issuance costs	(915)	(1,089)
Secured debt	202,178	257,505

Total debt	$1,071,999	1,101,333

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Scheduled principal payments on long-term debt, including Secured debt and Unsecured debt (not including Unsecured bank credit facilities), as of September 30, 2017, are as follows:

Years Ending December 31,	(In thousands)
Remainder of 2017	$2,736
2018	61,316
2019	130,569
2020	114,096
2021	129,563
2022 and beyond	419,813
Total	$858,093

Properties encumbered by EastGroup's Secured debt were disclosed in the Company's Form 10-K for the year ended December 31, 2016. The following properties were encumbered by one of the Company's secured loans disclosed in the Form 10-K: Colorado Crossing, Interstate I-III, Rojas, Steele Creek 1 & 2, Stemmons Circle, Venture and World Houston 3-9. During the nine months ended September 30, 2017, the Company closed a collateral release for Stemmons Circle. Subsequent to the collateral release, the Company sold Stemmons Circle.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Property taxes payable	$31,408	14,186
Development costs payable	11,876	9,844
Property capital expenditures payable	3,924	2,304
Interest payable	4,329	3,822
Dividends payable on unvested restricted stock	1,237	1,530
Book overdraft (1)	7,565	14,452
Other payables and accrued expenses	6,491	6,563
Total Accounts payable and accrued expenses	$66,830	52,701

(1) Represents unfunded outstanding checks for which the bank has not advanced cash to the Company.

(11)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Security deposits	$16,361	14,782
Prepaid rent and other deferred income	8,702	9,795

Acquired below-market lease intangibles	4,071	4,012
Accumulated amortization of below-market lease intangibles	(1,968)	(1,662)
Acquired below-market lease intangibles, net of accumulated amortization	2,103	2,350

Interest rate swap liabilities	1,552	2,578
Prepaid tenant improvement reimbursements	256	343
Other liabilities	16	16
Total Other liabilities	$28,990	29,864

(12)	COMPREHENSIVE INCOME

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$2,421	(12,315)	1,995	(3,456)
Change in fair value of interest rate swaps - cash flow hedges	224	2,606	650	(6,253)
Balance at end of period	$2,645	(9,709)	2,645	(9,709)

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of September 30, 2017, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

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

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made on the Company's variable-rate debt. The Company estimates the swap interest payments will be $423,000 over the next twelve months. These payments approximate the expected cash interest payments for the swaps. Since the interest payments on the swaps in combination with the associated debt have been effectively fixed, this estimate is not in addition to the Company's total expected combined interest payments or expense for the next twelve months.

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

As of September 30, 2017 and December 31, 2016, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of September 30, 2017	Notional Amount as of December 31, 2016
	(In thousands)
Interest Rate Swap	$80,000	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016. See Note 16 for additional information on the fair value of the Company's interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Derivatives As of September 30, 2017		Derivatives As of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$4,183	Other assets	$4,546
Interest rate swap liabilities	Other liabilities	1,552	Other liabilities	2,578

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$(102)	1,550	(996)	(9,279)
Amount of loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	326	1,056	1,646	3,026

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

As of September 30, 2017, the fair value of derivatives in an asset position related to these agreements was $4,183,000, and the fair value of derivatives in a liability position related to these agreements was $1,552,000. As of September 30, 2017, the Company has not posted any collateral related to these arrangements. If the Company had breached any of the contractual provisions of the derivative contracts, it could have been required to settle its obligations under the agreements at their termination value. The swap termination value of derivatives in an asset position was an asset in the amount of $4,222,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $1,583,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$15,884	14,661	65,593	80,285
Denominator – weighted average shares outstanding	34,215	32,741	33,857	32,458
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$15,884	14,661	65,593	80,285
Denominator:
Weighted average shares outstanding	34,215	32,741	33,857	32,458
Unvested restricted stock	75	82	48	61
Total Shares	34,290	32,823	33,905	32,519

(15)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,319,000 and $4,952,000 for the three and nine months ended September 30, 2017, respectively, of which $308,000 and $1,177,000 were capitalized as part of the Company's development costs. For the three and nine months ended September 30, 2016, stock-based compensation cost for employees was $706,000 and $4,371,000, respectively, of which $232,000 and $839,000 were capitalized as part of the Company's development costs.

Stock-based compensation expense for directors was $168,000 and $491,000 for the three and nine months ended September 30, 2017, respectively, and $161,000 and $427,000 for the same periods of 2016.

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

Notwithstanding the foregoing, the shares issued to the Company’s former Chief Financial Officer under these plans became fully vested on the grant date of the awards in the first quarter of 2017.

In the second quarter of 2017, the Committee approved an equity compensation plan for certain of its executive officers based upon certain annual performance measures for 2017, including funds from operations (FFO) per share, same property net operating income change, general and administrative costs, and fixed charge coverage. During the first quarter of 2018, the Committee will measure the Company's performance for 2017 against bright-line tests established by the Committee on the grant date of May 10, 2017.  The number of shares that may be earned for the achievement of the annual performance measures could range from zero to 21,096.  These shares, which have a grant date fair value of $78.18, would vest 20% on the date shares are determined and 20% per year on each January 1 for the subsequent four years. On the grant date of May 10, 2017, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

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

During the third quarter of 2017, 282 shares were granted to a newly elected non-employee Director subject only to continued service as of the vesting date. The shares, which have a grant date fair value of $88.86 per share, will vest 25% per year on September 8 in years 2018, 2019, 2020 and 2021. The shares are being expensed on a straight-line basis over the remaining service period.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first nine months of 2017, the Company withheld 33,695 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the first nine months of 2017 was $6,441,000.

	Three Months Ended		Nine Months Ended
Award Activity:	September 30, 2017		September 30, 2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	152,748	$63.18	162,191	$51.98
Granted (1)	282	88.86	93,567	76.74
Forfeited	—	—	(16,000)	36.98
Vested	—	—	(86,728)	61.62
Unvested at end of period	153,030	$63.22	153,030	$63.22

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$10	10	522	522
Mortgage loans receivable	4,656	4,657	4,752	4,747
Interest rate swap assets	4,183	4,183	4,546	4,546
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	137,374	137,380	112,020	111,923
Unsecured bank credit facilities - fixed rate (2)	80,000	80,002	80,000	79,998
Unsecured debt (2)	655,000	644,834	655,000	623,147
Secured debt (2)	203,093	210,880	258,594	266,585
Interest rate swap liabilities	1,552	1,552	2,578	2,578
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018, and the Company plans to use the modified retrospective approach upon adoption. The Company has made significant progress in evaluating the effect of ASU 2014-09 on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2018. The Company has completed its inventory of its sources of revenue and does not believe there will be a material financial statement impact or that its pattern of revenue recognition will be materially impacted by the adoption of ASU 2014-09.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases, and while the adoption of ASU 2016-02 will impact the Company's accounting for office and ground leases, the Company anticipates the impact will not be material to its overall financial condition and results of operations. Lessor accounting is largely unchanged under ASU 2016-02. The Company's primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to evaluate the potential impacts of the ASU and believes it will continue to account for its leases in substantially the same manner. The most significant changes for the Company related to lessor accounting include bifurcating its revenue into lease and non-lease components and the new standard's narrow definition of initial direct costs for leases. The new definition will result in certain costs (primarily legal costs

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. Public business entities are required to apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. EastGroup plans to adopt ASU 2016-02 effective January 1, 2019. The Company is continuing the process of evaluating and quantifying the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2019.

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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. The ASU is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company plans to adopt ASU 2017-09 on January 1, 2018, and it does not anticipate that the adoption of ASU 2017-09 will have a material impact on its financial condition or results of operations, as the Company does not expect to have any modifications to share-based payment awards. However, if the Company does have a modification to an award in the future, it will follow the guidance in ASU 2017-09.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to better align a company's financial reporting for hedging activities with the economic objectives of those activities. The transition method is a modified retrospective approach that will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to Accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year the entity adopts the ASU. The primary provision in the ASU that will require an adjustment to beginning retained earnings is the change in timing and income statement presentation for ineffectiveness related to cash flow and net investment hedges. As a result of the transition guidance in the ASU, cumulative ineffectiveness that has previously been recognized on cash flow and net investment hedges that are still outstanding and designated as of the date of adoption will be adjusted and removed from beginning retained earnings and

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

placed in Accumulated other comprehensive income. ASU 2017-12 is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted; however, the Company plans to adopt ASU 2017-12 on January 1, 2019. While the Company continues to assess all potential impacts of ASU 2017-12, it does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

(19)	SUBSEQUENT EVENTS

In September, the Company executed a commitment letter for $60 million of senior unsecured private placement notes with an insurance company. The notes, which are expected to close in mid-December, have a seven-year term and a fixed interest rate of 3.46% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the first nine months of 2017, EastGroup issued 1,037,605 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $79 million. The Company has also executed a commitment letter for $60 million of senior unsecured private placement notes which it expects to close during fourth quarter 2017. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue source is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the nine months ended September 30, 2017, leases expired on 5,565,000 square feet (15.0% of EastGroup’s total square footage of 37,051,000), and the Company was successful in renewing or re-leasing 84% of the expiring square feet.  In addition, EastGroup leased 1,831,000 square feet of other vacant space during this period.  During the first nine months of 2017, average rental rates on new and renewal leases increased by 17.1%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 2.5% for the nine months ended September 30, 2017, as compared to the same period in 2016.

EastGroup’s total leased percentage was 97.4% at September 30, 2017, compared to 97.3% at September 30, 2016.  Leases scheduled to expire for the remainder of 2017 were 1.0% of the portfolio on a square foot basis at September 30, 2017, and this percentage was reduced to 0.6% as of October 20, 2017.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the first nine months of 2017, EastGroup acquired 77 acres of development land in San Antonio, Austin, Atlanta and Charlotte for $11.7 million. In addition, the Company began construction of eight development projects containing 987,000 square feet in Dallas, San Antonio, Phoenix, Tampa, Orlando and Charlotte.  EastGroup also transferred 12 properties (2,197,000 square feet) in Dallas, San Antonio, Las Vegas, Orlando, Tampa, Charlotte and Phoenix from its development program to real estate properties with costs of $160.1 million at the date of transfer.  As of September 30, 2017, EastGroup’s development program consisted of 13 projects (1,682,000 square feet) located in 9 cities.  The projected total investment for the development projects, which were collectively 43% leased as of October 20, 2017, is $138 million, of which $51 million remained to be invested as of September 30, 2017.

Also during the nine months ended September 30, 2017, the Company acquired three operating properties containing 421,000 square feet in Atlanta and Austin for $36.5 million.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Income from real estate operations	$68,712	63,178	202,704	186,628
Expenses from real estate operations	(20,109)	(18,552)	(59,360)	(54,130)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(145)	(190)	(493)	(618)
PNOI from 50% owned unconsolidated investment	224	231	673	676
PROPERTY NET OPERATING INCOME (PNOI)	$48,682	44,667	143,524	132,556

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

The following table presents reconciliations of Net Income to PNOI for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
NET INCOME	$15,972	14,800	65,922	80,723
Gain on sales of real estate investments	—	—	(21,855)	(42,313)
(Gain) loss on sales of non-operating real estate	—	(590)	40	(733)
Interest income	(62)	(63)	(185)	(191)
Other income	(34)	(12)	(90)	(68)
Interest rate swap ineffectiveness	—	—	—	5
Depreciation and amortization	21,011	19,361	62,101	57,756
Company's share of depreciation from unconsolidated investment	31	31	93	93
Interest expense	8,704	8,841	26,405	27,078
General and administrative expense	3,205	2,328	11,586	10,663
Acquisition costs	—	161	—	161
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(145)	(190)	(493)	(618)
PROPERTY NET OPERATING INCOME	$48,682	44,667	143,524	132,556

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$15,884	14,661	65,593	80,285
Depreciation and amortization	21,011	19,361	62,101	57,756
Company's share of depreciation from unconsolidated investment	31	31	93	93
Depreciation and amortization from noncontrolling interest	(56)	(49)	(160)	(159)
Gain on sales of real estate investments	—	—	(21,855)	(42,313)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$36,870	34,004	105,772	95,662
Net income attributable to common stockholders per diluted share	$.46	.45	1.93	2.47
Funds from operations (FFO) attributable to common stockholders per diluted share	$1.08	1.04	3.12	2.94
Diluted shares for earnings per share and funds from operations	34,290	32,823	33,905	32,519

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the third quarter of 2017 was $1.08 per share compared with $1.04 per share for the same period of 2016, an increase of 3.8%. For the nine months ended September 30, 2017, FFO was $3.12 per share compared with $2.94 per share for the same period of 2016, an increase of 6.1%.

•
For the three months ended September 30, 2017, PNOI increased by $4,015,000, or 9.0%, compared to the same period in 2016. PNOI increased $2,483,000 from newly developed and redeveloped properties, $1,342,000 from same property operations and $917,000 from 2016 and 2017 acquisitions; PNOI decreased $658,000 from operating properties sold in 2016 and 2017.

For the nine months ended September 30, 2017, PNOI increased by $10,968,000, or 8.3%, compared to the same period in 2016. PNOI increased $7,503,000 from newly developed and redeveloped properties, $3,157,000 from same property operations and $2,628,000 from 2016 and 2017 acquisitions; PNOI decreased $2,157,000 from operating properties sold in 2016 and 2017.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 3.1% for the three months ended September 30, 2017, and increased 2.5% for the nine months ended September 30, 2017, compared to the same periods in 2016.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy was 96.4% for the three months ended September 30, 2017, compared to 96.1% for the same period of 2016. Same property average occupancy for the nine months ended September 30, 2017, was 96.6% compared to 96.3% for the same period of 2016.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2017, was 95.6%.  Quarter-end occupancy ranged from 94.9% to 96.8% over the previous four quarters ended September 30, 2016 to June 30, 2017.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.6% of total square footage) averaged 20.9% for the third quarter of 2017. For the nine months ended September 30, 2017, rental rate increases on new and renewal leases (17.6% of total square footage) averaged 17.1%.

•
Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and nine months ended September 30, 2017 was $65,000 and $198,000 respectively, compared to $316,000 and $754,000 for the same periods of 2016.

•
Bad debt expense is included in Expenses from real estate operations. The Company recorded bad debt expense of $134,000 and $332,000 for the three and nine months ended September 30, 2017, respectively, compared to $306,000 and $764,000 for the same periods of 2016.

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

FINANCIAL CONDITION

EastGroup’s assets were $1,893,993,000 at September 30, 2017, an increase of $68,229,000 from December 31, 2016.  Liabilities decreased $16,079,000 to $1,167,819,000, and equity increased $84,308,000 to $726,174,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $192,944,000 during the nine months ended September 30, 2017, primarily due to the transfer of twelve properties from Development (as detailed under Development below), the purchase of the operating properties detailed below and capital improvements at the Company's properties. These increases were partially offset by the operating property sales discussed below.

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

During the nine months ended September 30, 2017, the Company made capital improvements of $19,203,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $8,600,000 on development properties subsequent to transfer to Real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2017, the Company sold Stemmons Circle in Dallas and Techway Southwest I-IV in Houston. The properties (514,000 square feet combined) were sold for $38.0 million and the Company recognized gains on the sales of $21.9 million.

Development
EastGroup’s investment in development at September 30, 2017 consisted of properties in lease-up and under construction of $87,007,000 and prospective development (primarily land) of $117,190,000.  The Company’s total investment in development at September 30, 2017 was $204,197,000 compared to $293,908,000 at December 31, 2016.  Total capital invested for development during the first nine months of 2017 was $80,462,000, which primarily consisted of costs of $55,578,000 and $14,819,000 as detailed in the Development Activity table below and costs of $8,600,000 on development properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,056,000 and $3,650,000 for the three and nine months ended September 30, 2017, respectively, compared to $867,000 and $2,660,000 in the same periods of 2016.

During the nine months ended September 30, 2017, EastGroup purchased 77 acres of development land in San Antonio, Austin, Atlanta and Charlotte for $11,729,000. Costs associated with these land acquisitions are included in the Development Activity table below. These increases were offset by the sale of five acres of land for $850,000 and the transfer of twelve development projects to Real estate properties during the first nine months of 2017 with a total investment of $160,108,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT ACTIVITY		Costs Transferred in 2017 (1)	For the Nine Months Ended 9/30/2017	Cumulative as of 9/30/2017	Estimated Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Alamo Ridge IV, San Antonio, TX	97,000	$—	1,073	6,018	6,600	03/18
Eisenhauer Point 3, San Antonio, TX	71,000	—	2,107	4,855	5,900	06/18
SunCoast 4, Ft. Myers, FL	93,000	—	2,390	8,645	9,100	06/18
Weston, Ft. Lauderdale, FL (2)	134,000	—	1,009	15,290	15,900	07/18
Steele Creek VII, Charlotte, NC	120,000	2,393	5,195	7,588	8,600	09/18
Total Lease-Up	515,000	2,393	11,774	42,396	46,100
UNDER CONSTRUCTION
Country Club V, Tucson, AZ	300,000	—	4,098	7,393	24,200	03/18
Horizon XII, Orlando, FL	140,000	3,825	5,163	8,988	12,100	11/18
Oak Creek VII, Tampa, FL	116,000	2,153	3,725	5,878	7,200	11/18
Kyrene 202 III, IV & V, Phoenix, AZ	166,000	2,280	4,248	6,528	13,800	01/19
CreekView 121 3 & 4, Dallas, TX	158,000	3,701	3,458	7,159	14,200	02/19
Eisenhauer Point 5, San Antonio, TX	98,000	1,253	2,515	3,768	7,500	03/19
Eisenhauer Point 6, San Antonio, TX	85,000	878	1,750	2,628	5,200	03/19
Horizon X, Orlando, FL	104,000	2,101	168	2,269	8,000	04/19
Total Under Construction	1,167,000	16,191	25,125	44,611	92,200
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	96,000	(2,280)	120	1,733
Tucson, AZ (3)	—	—	(417)	—
Ft. Myers, FL	570,000	—	361	14,004
Miami, FL	850,000	—	2,511	29,755
Orlando, FL	418,000	(5,926)	791	10,994
Tampa, FL	32,000	(2,153)	17	1,545
Atlanta, GA	107,000	—	675	675
Jackson, MS	28,000	—	—	706
Charlotte, NC	748,000	(2,393)	1,357	8,267
Austin, TX	340,000	—	5,825	5,825
Dallas, TX	491,000	(3,701)	538	9,159
El Paso, TX	251,000	—	—	2,444
Houston, TX (4)	1,476,000	—	(227)	21,147
San Antonio, TX	965,000	(2,131)	7,128	10,936
Total Prospective Development	6,372,000	(18,584)	18,679	117,190
	8,054,000	$—	55,578	204,197
DEVELOPMENTS COMPLETED AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2017	Building Size (Square feet)					Building Conversion Date
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	$—	19	15,795		01/17
South 35th Avenue, Phoenix, AZ (5)	125,000	—	—	1,664		01/17
Alamo Ridge III, San Antonio, TX	135,000	—	28	10,587		02/17
Parc North 1-4, Dallas, TX (6)	446,000	—	132	32,252		02/17
Madison IV & V, Tampa, FL	145,000	—	549	8,074		03/17
Jones Corporate Park, Las Vegas, NV (7)	416,000	—	275	39,815		04/17
Ten Sky Harbor, Phoenix, AZ	64,000	—	100	5,365		04/17
Steele Creek VI, Charlotte, NC	137,000	—	519	7,525		04/17
Horizon V, Orlando, FL	141,000	—	4,814	9,249		05/17
Horizon VII, Orlando, FL	109,000	—	1,375	8,266		06/17
Eisenhauer Point 4, San Antonio, TX	85,000	—	2,544	5,197		07/17
CreekView 121 1 & 2, Dallas, TX	193,000	—	4,464	16,319		08/17
Total Transferred to Real Estate Properties	2,197,000	$—	14,819	160,108	(8)

See next page for Development Activity table footnotes.

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) This project was acquired by EastGroup on 11/1/16 and underwent redevelopment.
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

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $38,316,000 during the first nine months of 2017 due primarily to depreciation expense, offset by the sale of 514,000 square feet of operating properties during the period.

Other Assets
Other assets increased $3,669,000 during the first nine months of 2017.  A summary of Other assets follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Leasing costs (principally commissions)	$70,322	65,521
Accumulated amortization of leasing costs	(26,266)	(26,340)
Leasing costs (principally commissions), net of accumulated amortization	44,056	39,181

Straight-line rents receivable	30,739	28,369
Allowance for doubtful accounts on straight-line rents receivable	(158)	(76)
Straight-line rents receivable, net of allowance for doubtful accounts	30,581	28,293

Accounts receivable	3,907	6,824
Allowance for doubtful accounts on accounts receivable	(566)	(809)
Accounts receivable, net of allowance for doubtful accounts	3,341	6,015

Acquired in-place lease intangibles	21,814	21,231
Accumulated amortization of acquired in-place lease intangibles	(9,664)	(8,642)
Acquired in-place lease intangibles, net of accumulated amortization	12,150	12,589

Acquired above market lease intangibles	1,549	1,594
Accumulated amortization of acquired above market lease intangibles	(738)	(736)
Acquired above market lease intangibles, net of accumulated amortization	811	858

Mortgage loans receivable	4,656	4,752
Interest rate swap assets	4,183	4,546
Goodwill	990	990
Prepaid expenses and other assets	7,731	7,606
Total Other assets	$108,499	104,830

Liabilities
Unsecured bank credit facilities increased $25,653,000 during the nine months ended September 30, 2017, mainly due to proceeds of $281,342,000 exceeding repayments of $255,988,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $340,000 during the nine months ended September 30, 2017, primarily due to the amortization of debt issuance costs.

Secured debt decreased $55,327,000 during the nine months ended September 30, 2017.  The decrease resulted from the repayment of one mortgage loan and with a balance of $45,069,000, regularly scheduled principal payments of $10,409,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses increased $14,129,000 during the first nine months of 2017.  A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Property taxes payable	$31,408	14,186
Development costs payable	11,876	9,844
Property capital expenditures payable	3,924	2,304
Interest payable	4,329	3,822
Dividends payable on unvested restricted stock	1,237	1,530
Book overdraft (1)	7,565	14,452
Other payables and accrued expenses	6,491	6,563
Total Accounts payable and accrued expenses	$66,830	52,701

(1) Represents unfunded outstanding checks for which the bank has not advanced cash to the Company.

Other liabilities decreased $874,000 during the nine months ended September 30, 2017.  A summary of the Company’s Other liabilities follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Security deposits	$16,361	14,782
Prepaid rent and other deferred income	8,702	9,795

Acquired below-market lease intangibles	4,071	4,012
Accumulated amortization of below-market lease intangibles	(1,968)	(1,662)
Acquired below-market lease intangibles, net of accumulated amortization	2,103	2,350

Interest rate swap liabilities	1,552	2,578
Prepaid tenant improvement reimbursements	256	343
Other liabilities	16	16
Total Other liabilities	$28,990	29,864

Equity
Additional paid-in capital increased $82,274,000 during the nine months ended September 30, 2017, primarily due to the issuance of common stock under the Company's continuous common equity program (as discussed in Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 15 in the Notes to Consolidated Financial Statements). EastGroup issued 1,037,605 shares of common stock under its continuous common equity program with net proceeds to the Company of $78,956,000.

For the nine months ended September 30, 2017, Distributions in excess of earnings decreased $1,263,000 as a result of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $65,593,000 exceeding dividends on common stock of $64,330,000.

Accumulated other comprehensive income increased $650,000 during the nine months ended September 30, 2017. The increase resulted from the change in fair value of the Company's interest rate swaps (cash flow hedges) which are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2017, was $15,884,000 ($.46 per basic and diluted share) and $65,593,000 ($1.94 per basic and $1.93 per diluted share), respectively, compared to $14,661,000 ($.45 per basic and diluted share) and $80,285,000 ($2.47 per basic and diluted share) for the same periods in 2016.

PNOI for the three months ended September 30, 2017, increased by $4,015,000, or 9.0%, compared to the same period in 2016. PNOI increased $2,483,000 from newly developed and redeveloped properties, $1,342,000 from same property operations and $917,000 from 2016 and 2017 acquisitions; PNOI decreased $658,000 from operating properties sold in 2016 and 2017. Lease termination fee income was $65,000 and $316,000 for the three months ended September 30, 2017 and 2016, respectively. The Company recorded bad debt expense of $134,000 and $306,000 during the three months ended September 30, 2017 and 2016, respectively. Straight-lining of rent increased Income from real estate operations by $1,235,000 and $697,000 for the three months ended September 30, 2017 and 2016, respectively.

PNOI for the nine months ended September 30, 2017, increased by $10,968,000, or 8.3%, compared to the same period in 2016. PNOI increased $7,503,000 from newly developed and redeveloped properties, $3,157,000 from same property operations and $2,628,000 from 2016 and 2017 acquisitions; PNOI decreased $2,157,000 from operating properties sold in 2016 and 2017. Lease termination fee income was $198,000 and $754,000 for the nine months ended September 30, 2017 and 2016, respectively. The Company recorded bad debt expense of $332,000 and $764,000 during the nine months ended September 30, 2017 and 2016, respectively. Straight-lining of rent increased Income from real estate operations by $2,674,000 and $1,921,000 for the nine months ended September 30, 2017 and 2016, respectively.

EastGroup signed 35 leases with free rent concessions on 845,000 square feet during the three months ended September 30, 2017, with total free rent concessions of $1,387,000 over the lives of the leases. During the same period of 2016, the Company signed 29 leases with free rent concessions on 1,153,000 square feet with total free rent concessions of $1,657,000 over the lives of the leases. Free rent concessions during this period in 2016 included a 99 month, 404,000 square foot lease in Orlando with three months of free rent negotiated into the lease. In addition, free rent concessions during the third quarter of 2016 included free rent on leases assumed with the Flagler and Parc North acquisitions. Excluding the Orlando lease and the leases on properties acquired during the quarter, the Company signed leases with free rent concessions on 507,000 square feet with total free rent concessions of $711,000 over the lives of the leases.

During the nine months ended September 30, 2017, EastGroup signed 112 leases with free rent concessions on 3,179,000 square feet with total free rent concessions of $4,484,000 over the lives of the leases. During the same period of 2016, EastGroup signed 112 leases with free rent concessions on 3,251,000 square feet with total free rent concessions of $4,290,000 over the lives of the leases.

Property expense to revenue ratios, defined as Expenses from real estate operations as a percentage of Income from real estate operations, were 29.3% for both the three and nine months ended September 30, 2017, respectively compared to 29.4% and 29.0% for the same periods in 2016. The Company’s percentage of leased square footage was 97.4% at September 30, 2017, compared to 97.3% at September 30, 2016.  Occupancy at September 30, 2017 was 95.6% compared to 96.3% at September 30, 2016.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three and nine months ended September 30, 2017, was 96.4% and 96.6%, respectively, compared to 96.1% and 96.3% for the same periods of 2016.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.83 and $5.77 per square foot for the three and nine months ended September 30, 2017, compared to $5.52 and $5.48 per square foot for the same periods of 2016.

Interest expense decreased $137,000 and $673,000 for the three and nine months ended September 30, 2017, compared to the same periods in 2016. The following table presents the components of Interest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$591	228	363	1,681	1,001	680
Amortization of facility fees - unsecured bank credit facilities	169	169	—	501	502	(1)
Amortization of debt issuance costs - unsecured bank credit facilities	113	113	—	339	337	2
Total variable rate interest expense	873	510	363	2,521	1,840	681
FIXED RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - fixed rate (1) (excluding amortization of facility fees and debt issuance costs)	407	208	199	1,208	208	1,000
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	5,606	4,899	707	16,721	14,383	2,338
Secured debt interest (excluding amortization of debt issuance costs)	2,904	4,158	(1,254)	9,592	13,494	(3,902)
Amortization of debt issuance costs - unsecured debt	119	336	(217)	358	588	(230)
Amortization of debt issuance costs - secured debt	79	114	(35)	247	302	(55)
Total fixed rate interest expense	9,115	9,715	(600)	28,126	28,975	(849)
Total interest	9,988	10,225	(237)	30,647	30,815	(168)
Less capitalized interest	(1,284)	(1,384)	100	(4,242)	(3,737)	(505)
TOTAL INTEREST EXPENSE	$8,704	8,841	(137)	26,405	27,078	(673)

(1)
Includes interest on the Company's unsecured bank credit facilities and unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

The Company's variable rate interest expense increased by $363,000 and $681,000 for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The Company's average unsecured bank credit facilities borrowings and weighted average variable interest rates during both periods are shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$104,928	59,981	44,947	112,632	92,248	20,384
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	2.24%	1.52%		2.00%	1.45%

The Company's fixed rate interest expense decreased by $600,000 and $849,000 for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The changes resulting from the fixed rate unsecured bank credit facilities, unsecured debt and secured debt activity are described below.

Secured debt interest decreased by $1,254,000 and $3,902,000 during the three and nine month periods ended September 30, 2017, respectively, as compared to the same periods in 2016 as a result of debt repayments and regularly scheduled principal payments. Regularly scheduled principal payments on secured debt were $10,409,000 during the nine months ended September 30, 2017. During the year ended December 31, 2016, regularly scheduled principal payments on secured debt were $17,037,000. The details of the secured debt repaid in 2016 and 2017 are shown in the following table:

SECURED DEBT REPAID IN 2016 AND 2017	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Huntwood and Wiegman I	5.68%	08/05/2016	$24,543
Alamo Downs, Arion 1-15 & 17, Rampart I-IV, Santan 10 I and World Houston 16	5.97%	09/06/2016	51,194
Weighted Average/Total Amount for 2016	5.88%		$75,737
Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, 55th Avenue and World Houston 1 & 2, 21 & 23	5.57%	08/07/2017	45,069
Weighted Average/Total Amount for 2016 and 2017	5.76%		$120,806

EastGroup did not obtain any new secured debt during 2016 or during the first nine months of 2017.

The decreases in secured debt interest expense were partially offset by increases in interest expense from fixed rate unsecured bank credit facilities and unsecured debt. The Company's interest expense from fixed rate unsecured bank credit facilities increased by $199,000 and $1,000,000 during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In August 2016, EastGroup repaid (with no penalty) an $80 million unsecured term loan with an effectively fixed interest rate of 2.770% and an original maturity date of August 15, 2018. On the same day, the Company borrowed $80 million through its $300 million unsecured bank credit facility; the maturity date for the credit facility is July 30, 2019. The Company re-designated the interest rate swap that was previously applied to the $80 million unsecured term loan to the $80 million unsecured bank credit facility borrowing. The $80 million unsecured bank credit facility draw has an effectively fixed interest rate of 2.020% through the interest rate swap's maturity date of August 15, 2018.

The Company's interest expense from unsecured debt increased $707,000 and $2,338,000 during the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016 as a result of the Company's unsecured debt activity described below. EastGroup did not obtain any new unsecured debt in the first nine months of 2017. The details of the unsecured debt obtained in 2016 are shown in the following table:

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

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 165 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.863% as of September 30, 2017. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 110 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.335% as of September 30, 2017. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest decreased $100,000 for the three months and increased $505,000 for the nine months ended September 30, 2017, as compared to the same periods of 2016. The variances are due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $1,650,000 and $4,345,000 for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 primarily due to the operating properties acquired by the Company in 2016 and 2017 and the properties transferred from Development in 2016 and 2017, partially offset by operating properties sold in 2016 and 2017.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, decreased $20,458,000 for the nine months ended September 30, 2017, respectively, as compared to the same period in 2016. There were no sales during the three months ended September 30, 2017 and 2016. The following paragraphs explain the changes in detail.

The Company did not sell any operating properties during the first or third quarters of 2017. During the second quarter of 2017, EastGroup sold the following operating properties in separate transactions: Stemmons Circle in Dallas and Techway Southwest I-IV in Houston. The properties contain a combined 514,000 square feet and were sold for $38,031,000; EastGroup recognized gains on the sales of $21,855,000.

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

During the third quarter of 2016, the Company did not sell any operating properties.

Real Estate Improvements
Real Estate Improvements for EastGroup's operating properties for the three and nine months ended September 30, 2017 and 2016 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2017	2016	2017	2016
		(In thousands)
Upgrade on Acquisitions	40 yrs	$98	65	157	352
Tenant Improvements:
New Tenants	Lease Life	2,906	3,470	8,189	7,379
Renewal Tenants	Lease Life	1,002	671	2,732	2,008
Other:
Building Improvements	5-40 yrs	688	1,451	2,132	3,928
Roofs	5-15 yrs	1,209	680	3,421	2,512
Parking Lots	3-5 yrs	903	768	1,639	1,047
Other	5 yrs	696	273	933	606
Total Real Estate Improvements (1)		$7,502	7,378	19,203	17,832

(1)	Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Total Real Estate Improvements	$19,203	17,832
Change in Real Estate Property Payables	(825)	(241)
Real Estate Improvements on the Consolidated Statements of Cash Flows	$18,378	17,591

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2017 and 2016 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2017	2016	2017	2016
		(In thousands)
Development	Lease Life	$1,196	803	3,624	2,659
New Tenants	Lease Life	1,489	1,425	5,264	4,447
Renewal Tenants	Lease Life	829	1,491	3,926	3,710
Total Capitalized Leasing Costs		$3,514	3,719	12,814	10,816
Amortization of Leasing Costs		$2,587	2,450	7,576	7,281

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

The Company did not classify any properties as held for sale as of September 30, 2017 and December 31, 2016.

The Company does not consider its sales in 2016 and the first nine months of 2017 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

During the first nine months of 2017, the Company sold Stemmons Circle and Techway Southwest I-IV. The properties, which contain 514,000 square feet located in Dallas and Houston, were sold for $38.0 million and the Comany recognized net gains on the sales of $21.9 million. The Company also sold 5 acres of land in Dallas for $850,000 and recognized a loss of $40,000.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018, and the Company plans to use the modified retrospective approach upon adoption. The Company has made significant progress in evaluating the effect of ASU 2014-09 on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2018. The Company has completed its inventory of its sources of revenue and does not believe there will be a material financial statement impact or that its pattern of revenue recognition will be materially impacted by the adoption of ASU 2014-09.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases, and while the adoption of ASU 2016-02 will impact the Company's accounting for office and ground leases, the Company anticipates the impact will not be material to its overall financial condition and results of operations. Lessor accounting is largely unchanged under ASU 2016-02. The Company's primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to evaluate the potential impacts of the ASU and believes it will continue to account for its leases in substantially the same manner. The most significant changes for the Company related to lessor accounting include bifurcating its revenue into lease and non-lease components and the new standard's narrow definition of initial direct costs for leases. The new definition will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. Public business entities are required to apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. EastGroup plans to adopt ASU 2016-02 effective January 1, 2019. The Company is continuing the process of evaluating and quantifying the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2019.

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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. The ASU is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company plans to adopt ASU 2017-09 on January 1, 2018, and it does not anticipate that the adoption of ASU 2017-09 will have a material impact on its financial condition or results of operations, as the Company does not expect to have any modifications to share-based payment awards. However, if the Company does have a modification to an award in the future, it will follow the guidance in ASU 2017-09.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to better align a company's financial reporting for hedging activities with the economic objectives of those activities. The transition method is a modified retrospective approach that will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to Accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year the entity adopts the ASU. The primary provision in the ASU that will require an adjustment to beginning retained earnings is the change in timing and income statement presentation for ineffectiveness related to cash flow and net investment hedges. As a result of the transition guidance in the ASU, cumulative ineffectiveness that has previously been recognized on cash flow and net investment hedges that are still outstanding and designated as of the date of adoption will be adjusted and removed from beginning retained earnings and placed in Accumulated other comprehensive income. ASU 2017-12 is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted; however, the Company plans to adopt ASU 2017-12 on January 1, 2019. While the Company continues to assess all potential impacts of ASU 2017-12, it does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $122,706,000 for the nine months ended September 30, 2017.  The primary other sources of cash were borrowings on unsecured bank credit facilities, proceeds from common stock offerings and proceeds from the sales of real estate investments and non-operating real estate.  The Company distributed $64,623,000 in common stock dividends during the nine months ended September 30, 2017.  Other primary uses of cash were for repayments on unsecured bank credit facilities and secured debt, the construction and development of properties, purchases of real estate and capital improvements at various properties.

Total debt at September 30, 2017 and December 31, 2016 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$137,374	112,020
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	80,000
Unamortized debt issuance costs	(731)	(1,030)
Unsecured bank credit facilities	216,643	190,990

Unsecured debt - fixed rate, carrying amount (1)	655,000	655,000
Unamortized debt issuance costs	(1,822)	(2,162)
Unsecured debt	653,178	652,838

Secured debt - fixed rate, carrying amount (1)	203,093	258,594
Unamortized debt issuance costs	(915)	(1,089)
Secured debt	202,178	257,505

Total debt	$1,071,999	1,101,333

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EastGroup has a $300 million unsecured revolving credit facility with a group of nine banks that matures in July 2019. The credit facility contains options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2017, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018.  As of September 30, 2017, EastGroup had an additional $121,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 2.235%.

The Company also has a $35 million unsecured revolving credit facility that matures in July 2019. This credit facility automatically extends for one year if the extension option in the $300 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of September 30, 2017, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At September 30, 2017, the interest rate was 2.232% on a balance of $16,374,000.

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

In August, EastGroup repaid (with no penalty) a mortgage loan with a balance of $45.1 million, an interest rate of 5.57% and an original maturity date of September 5, 2017. The loan was collateralized by 1.4 million square feet of operating properties.

In September, the Company executed a commitment letter for $60 million of senior unsecured private placement notes with an insurance company. The notes, which are expected to close in mid-December, have a seven-year term and a fixed interest rate of 3.46% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

On March 6, 2017, EastGroup filed a prospectus supplement pursuant to which the Company may issue and sell up to 10,000,000 shares of its common stock from time to time. The Company previously sold an aggregate of 2,228,203 shares of common stock under the original sales agency financing agreements pursuant to a prospectus supplement dated February 14, 2014. During the nine months ended September 30, 2017, EastGroup issued and sold 1,037,605 shares of common stock under its continuous equity program at an average price of $77.10 per share with gross proceeds to the Company of $80,000,000. The Company incurred offering-related costs of $1,044,000 during the nine months, resulting in net proceeds to the Company of $78,956,000. As of October 23, 2017, the Company has 6,734,192 shares of common stock remaining to sell under the program.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2016, did not materially change during the nine months ended September 30, 2017, except for the changes in Unsecured bank credit facilities and Secured debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of September 30, 2017.

	October – December 2017	2018	2019		2020	2021	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	137,374	(1)	—	—	—	137,374	137,380	(2)
Weighted average interest rate	—	—	2.23%	(3)	—	—	—	2.23%
Unsecured bank credit facilities - fixed rate (in thousands)	$—	—	80,000		—	—	—	80,000	80,002	(4)
Weighted average interest rate	—	—	2.02%		—	—	—	2.02%
Unsecured debt - fixed rate (in thousands)	$—	50,000	75,000		105,000	40,000	385,000	655,000	644,834	(4)
Weighted average interest rate	—	3.91%	2.85%		3.77%	2.34%	3.47%	3.41%
Secured debt - fixed rate (in thousands)	$2,736	11,316	55,569		9,096	89,563	34,813	203,093	210,880	(4)
Weighted average interest rate	5.20%	5.21%	7.01%		4.43%	4.55%	4.08%	5.18%

(1)
The variable-rate unsecured bank credit facilities mature in July 2019 and as of September 30, 2017, have balances of $121,000,000 on the $300 million unsecured bank credit facility and $16,374,000 on the $35 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company's variable rate unsecured bank credit facilities as of September 30, 2017.

(4)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of September 30, 2017, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 22 basis points, interest expense and cash flows would increase or decrease by approximately $306,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
(b) Brent W. Wood, Chief Financial Officer
	(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a) Marshall A. Loeb, Chief Executive Officer
(b) Brent W. Wood, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  October 23, 2017

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer