Form 10-K
period 2017-12-31
EASTGROUP PROPERTIES INC
filed 2018-02-14
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017                COMMISSION FILE NUMBER 1-07094

EASTGROUP PROPERTIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	13-2711135
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

400 W PARKWAY PLACE
SUITE 100
RIDGELAND, MISSISSIPPI	39157
(Address of principal executive offices)	(Zip code)

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (x)
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017, the last business day of the Registrant's most recently completed second fiscal quarter:  $2,789,236,000.
The number of shares of common stock, $.0001 par value, outstanding as of February 13, 2018 was 34,738,860.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS.

Organization
EastGroup Properties, Inc. (the Company or EastGroup) is an equity real estate investment trust (REIT) organized in 1969.  The Company has elected to be taxed and intends to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the Code), as amended.

Available Information
The Company maintains a website at eastgroup.net.  The Company posts its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (SEC).  In addition, the Company's website includes items related to corporate governance matters, including, among other things, the Company's corporate governance guidelines, charters of various committees of the Board of Directors, and the Company's code of business conduct and ethics applicable to all employees, officers and directors.  The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code of business conduct and ethics applicable to the Company's directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.  Copies of these reports and corporate governance documents may be obtained, free of charge, from the Company's website.  Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Investor Relations, EastGroup Properties, Inc., 400 W. Parkway Place, Suite 100, Ridgeland, MS 39157.

Administration
EastGroup maintains its principal executive office and headquarters in Ridgeland, Mississippi.  The Company also has regional offices in Orlando, Dallas and Los Angeles and asset management offices in Charlotte, Houston and Phoenix.  EastGroup has property management offices in Jacksonville, Tampa, Ft. Lauderdale and San Antonio.  Offices at these locations allow the Company to provide property management services to all of its Florida, Texas (except Austin and El Paso), Arizona, Mississippi and North Carolina properties, which together account for 78% of the Company’s total portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Florida, Texas and California provide oversight of the Company's development program.  As of February 13, 2018, EastGroup had 69 full-time employees and 2 part-time employees.

Operations
EastGroup's goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location sensitive customers primarily in the 15,000 to 50,000 square foot range.  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply-constrained submarkets in major Sunbelt regions. The Company's core markets are in the states of Florida, Texas, Arizona, California and North Carolina.  Over 99% of the Company’s revenue consists of rental income from real estate properties.

During 2017, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company purchased 840,000 square feet of properties and 90 acres of land for a total of $82 million.  Also during 2017, the Company began construction of 12 development projects containing 1.3 million square feet and transferred 12 projects, which contain 2.2 million square feet and had costs of $160.1 million at the date of transfer, from its development program to real estate properties.

Typically, the Company initially funds its development and acquisition programs through its $335 million unsecured bank credit facilities. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In May 2017, Moody's Investors Service affirmed the Company's issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

Environmental Matters
Under various federal, state and local laws, ordinances and regulations, an owner of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property.  Many such laws impose liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances.  The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to use such property as collateral in its borrowings.  EastGroup’s properties have been subjected to Phase I Environmental Site Assessments (ESAs) by independent environmental consultants and, as necessary, have been subjected to Phase II ESAs.  These reports have not revealed any potential significant environmental liability.  Management of EastGroup is not aware of any environmental liability that would have a material adverse effect on EastGroup’s business, assets, financial position or results of operations.

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

We face risks due to lack of geographic and real estate sector diversity.  Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Florida, Texas, Arizona, California and North Carolina. As of December 31, 2017, we owned operating properties totaling 5.5 million square feet in Houston and 4.2 million square feet in Tampa, which represent 14.8% and 11.4%, respectively, of the Company's total Real estate properties on a square foot basis.  A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.  Our investments in real estate assets are concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included other sectors of the real estate industry.

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

Increases in interest rates would increase our interest expense. At December 31, 2017, we had $116.3 million of variable-rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable-rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable-rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable-rate debt. In addition, we refinance fixed-rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

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

We may fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to federal income tax at regular corporate rates.  In addition, we may be barred from qualification as a REIT for the four years following disqualification.  The additional tax incurred at regular corporate rates would significantly reduce the cash flow available for distribution to stockholders and for debt service.  Furthermore, we would no longer be required by the Internal Revenue Code to make any distributions to our stockholders as a condition of REIT qualification.  Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Internal Revenue Code.  To qualify as a REIT, we must comply with certain highly technical and complex requirements.  We cannot be certain we have complied with these requirements because there are few judicial and administrative interpretations of these provisions.  In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT.  We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification.  We cannot assure you that we will remain qualified as a REIT.

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

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an "interested stockholder" or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met.  An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person and such resolution may not be revoked, altered or amended without prior stockholder approval.

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

If voting rights of control shares acquired in a control share acquisition are not approved at a stockholders' meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value.  If voting rights of such control shares are approved at a stockholders' meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our stock. Our bylaws prohibit the repeal, amendment or alteration of this provision without the approval by the Company’s stockholders; however, there can be no assurance that this provision will not be amended or eliminated at some time in the future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EastGroup owned 363 industrial properties and one office building at December 31, 2017.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona, California and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 13, 2018, EastGroup’s portfolio was 96.7% leased and 96.2% occupied.  The Company has developed approximately 45% of its total portfolio (on a square foot basis), including real estate properties and development properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (87% of the total portfolio) with the remainder in bulk distribution space (9%) and business service space (4%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 24-30 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2017, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

The Company's lease expirations, excluding month-to-month leases of 373,000 square feet, for the next ten years are detailed below:

Years Ending December 31,	Number of Leases Expiring	Total Area of Leases Expiring (in Square Feet)	Annualized Current Base Rent of Leases Expiring (1)	% of Total Base Rent of Leases Expiring
2018	275	4,111,000	$24,273,000	11.6%
2019	289	5,699,000	$34,637,000	16.5%
2020	313	6,263,000	$36,519,000	17.4%
2021	207	6,324,000	$36,079,000	17.2%
2022	149	4,671,000	$27,920,000	13.3%
2023	85	2,696,000	$13,275,000	6.3%
2024	58	2,736,000	$15,600,000	7.4%
2025	17	1,156,000	$6,184,000	2.9%
2026	16	724,000	$4,784,000	2.3%
2027 and beyond	32	1,481,000	$8,158,000	3.9%

(1)	Represents the monthly cash rental rates, excluding tenant expense reimbursements, as of December 31, 2017, multiplied by 12 months.

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

Shares of Common Stock Market Prices and Dividends

Quarter	Calendar Year 2017			Calendar Year 2016
	High	Low	Distributions	High	Low	Distributions
First	$76.13	67.69	$0.62	$60.46	49.31	$0.60
Second	87.40	73.13	0.62	69.35	58.28	0.60
Third	91.51	80.10	0.64	76.00	68.40	0.62
Fourth	95.03	86.41	0.64	74.71	63.99	0.62
			$2.52			$2.44

As of February 13, 2018, there were 467 holders of record of the Company’s 34,738,860 outstanding shares of common stock.  The Company distributed all of its 2017 and 2016 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2017 and 2016.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2017	2016
Common Share Distributions:
Ordinary dividends	$2.49146	2.10494
Nondividend distributions	0.02686	0.05202
Unrecaptured Section 1250 capital gain	—	0.12872
Other capital gain	0.00168	0.15432
Total Common Distributions	$2.52000	2.44000

Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for certain information regarding the Company’s equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of common stock were purchased by the Company or withheld by the Company to satisfy any tax withholding obligations during the three-month period ended December 31, 2017.

Performance Graph
The following graph compares, over the five years ended December 31, 2017, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE NAREIT Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

	Fiscal years ended December 31,
	2012	2013	2014	2015	2016	2017
EastGroup	$100.00	111.69	126.46	115.72	159.16	196.32
FTSE NAREIT Equity REITs	100.00	102.47	133.35	137.62	149.35	157.16
S&P 500 Total Return	100.00	132.39	150.51	152.59	170.84	208.13

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2012, and that all dividends were reinvested.

ITEM 6.   SELECTED FINANCIAL DATA.
The following table sets forth selected consolidated financial data for the Company derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2017	2016	2015	2014	2013
OPERATING DATA	(In thousands, except per share data)
REVENUES
Income from real estate operations	$274,031	252,961	234,918	219,706	201,849
Other revenue	119	86	90	123	322
	274,150	253,047	235,008	219,829	202,171
Expenses
Expenses from real estate operations	80,108	74,347	67,402	62,797	57,885
Depreciation and amortization	83,874	77,935	73,290	70,314	65,789
General and administrative	14,972	13,232	15,091	12,726	11,725
Acquisition costs	—	161	164	210	191
	178,954	165,675	155,947	146,047	135,590
Operating income	95,196	87,372	79,061	73,782	66,581
Other income (expense)
Interest expense	(34,775)	(35,213)	(34,666)	(35,486)	(35,192)
Gain, net of loss, on sales of real estate investments	21,855	42,170	2,903	9,188	—
Other	1,313	1,765	1,101	989	949
Income from continuing operations	83,589	96,094	48,399	48,473	32,338
Discontinued operations
Income from real estate operations	—	—	—	—	89
Gain on sales of nondepreciable real estate investments	—	—	—	—	—
Gain on sales of real estate investments	—	—	—	—	798
Income from discontinued operations	—	—	—	—	887
Net income	83,589	96,094	48,399	48,473	33,225
Net income attributable to noncontrolling interest in joint ventures	(406)	(585)	(533)	(532)	(610)
Net income attributable to EastGroup Properties, Inc. common stockholders	83,183	95,509	47,866	47,941	32,615
Other comprehensive income (loss) - Cash flow hedges	3,353	5,451	(1,099)	(3,986)	2,021
TOTAL COMPREHENSIVE INCOME	$86,536	100,960	46,767	43,955	34,636
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$2.45	2.93	1.49	1.53	1.05
Income from discontinued operations	—	—	—	—	0.03
Net income attributable to common stockholders	$2.45	2.93	1.49	1.53	1.08
Weighted average shares outstanding	33,996	32,563	32,091	31,341	30,162
DILUTED PER COMMON SHARE DATA FOR NET INCOMEATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$2.44	2.93	1.49	1.52	1.05
Income from discontinued operations	—	—	—	—	0.03
Net income attributable to common stockholders	$2.44	2.93	1.49	1.52	1.08
Weighted average shares outstanding	34,047	32,628	32,196	31,452	30,269
AMOUNTS ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Income from continuing operations	$83,183	95,509	47,866	47,941	31,728
Income from discontinued operations	—	—	—	—	887
Net income attributable to common stockholders	$83,183	95,509	47,866	47,941	32,615
OTHER PER SHARE DATA
Book value, at end of year	$21.56	19.13	17.11	17.72	16.61
Common distributions declared	2.52	2.44	2.34	2.22	2.14
Common distributions paid	2.52	2.44	2.34	2.22	2.14
BALANCE SHEET DATA (AT END OF YEAR)
Real estate investments, at cost (1)	$2,590,083	2,419,414	2,232,327	2,087,821	1,938,960
Real estate investments, net of accumulated depreciation (1)	1,840,482	1,725,164	1,574,873	1,487,295	1,388,847
Total assets	1,953,221	1,825,764	1,661,904	1,572,112	1,468,963
Unsecured bank credit facilities, unsecured debt and secured debt	1,108,282	1,101,333	1,027,909	929,465	889,296
Total liabilities	1,202,091	1,183,898	1,102,703	996,497	950,258
Noncontrolling interest in joint ventures	1,658	4,205	4,339	4,486	4,707
Total stockholders’ equity	749,472	637,661	554,862	571,129	513,998

(1)	Includes mortgage loans receivable and unconsolidated investment. See Notes 3 and 4 in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
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

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location sensitive customers primarily in the 15,000 to 50,000 square foot range.  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona, California and North Carolina.

The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During 2017, EastGroup obtained unsecured debt totaling $60 million and issued 1,370,457 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $109 million. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income; as such, EastGroup’s greatest challenge is leasing space.  During 2017, leases expired on 6,475,000 square feet (17.3% of EastGroup’s total square footage of 37,338,000), and the Company was successful in renewing or re-leasing 85% of the expiring square feet.  In addition, EastGroup leased 2,120,000 square feet of other vacant space during the year.  During 2017, average rental rates on new and renewal leases increased by 16.8%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 2.8% for 2017 compared to 2016.

EastGroup’s total leased percentage was 97.0% at December 31, 2017 compared to 97.3% at December 31, 2016.  Leases scheduled to expire in 2018 were 11.0% of the portfolio on a square foot basis at December 31, 2017.  As of February 13, 2018, leases scheduled to expire during the remainder of 2018 were 9.6% of the portfolio on a square foot basis.

The Company generates new sources of leasing revenue through its development and acquisition programs.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During 2017, EastGroup acquired 840,000 square feet of properties and 90 acres of land for a total of $82 million. The Company began construction of 12 development projects containing 1,339,000 square feet in Austin, Dallas, San Antonio, Phoenix, Tampa, Orlando, and Charlotte. Also in 2017, the Company transferred 12 properties (2,197,000 square feet) in Dallas, San Antonio, Las Vegas, Orlando, Tampa, Charlotte and Phoenix from its development program to real estate properties with costs of $160.1 million at the date of transfer. As of December 31, 2017, EastGroup's development program consisted of 18 buildings (2,166,000 square feet) located in 11 cities.  The projected total cost for the development projects, which were collectively 50% leased as of February 13, 2018, is $185 million, of which $54 million remained to be invested as of December 31, 2017.

During 2017, EastGroup sold 514,000 square feet of operating properties and 19 acres of land, generating gross sales proceeds of $41.8 million. The Company recognized $21,855,000 in Gain, net of loss, on sales of real estate investments and $293,000 in Gain, net of loss, on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during 2017.

Typically, the Company initially funds its development and acquisition programs through its $335 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In May 2017, Moody's Investors Service affirmed the Company's issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three fiscal years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Income from real estate operations	$274,031	252,961	234,918
Expenses from real estate operations	(80,108)	(74,347)	(67,402)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(633)	(823)	(851)
PNOI from 50% owned unconsolidated investment	897	906	842
PROPERTY NET OPERATING INCOME (PNOI)	$194,187	178,697	167,507

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

The following table presents reconciliations of Net Income to PNOI for the three fiscal years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
		(In thousands)
NET INCOME	$83,589	96,094	48,399
(Gain) loss on sales of real estate investments	(21,855)	(42,170)	(2,903)
(Gain), net of loss, on sales of non-operating real estate	(293)	(733)	(123)
Interest income	(247)	(255)	(258)
Other income	(119)	(86)	(90)
Interest rate swap ineffectiveness	—	5	—
Depreciation and amortization	83,874	77,935	73,290
Company's share of depreciation from unconsolidated investment	124	124	122
Interest expense	34,775	35,213	34,666
General and administrative expense	14,972	13,232	15,091
Acquisition costs	—	161	164
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(633)	(823)	(851)
PROPERTY NET OPERATING INCOME (PNOI)	$194,187	178,697	167,507

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$83,183	95,509	47,866
Depreciation and amortization	83,874	77,935	73,290
Company's share of depreciation from unconsolidated investment	124	124	122
Depreciation and amortization from noncontrolling interest	(224)	(214)	(206)
(Gain) loss on sales of real estate investments	(21,855)	(42,170)	(2,903)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$145,102	131,184	118,169
Net income attributable to common stockholders per diluted share	$2.44	2.93	1.49
Funds from operations attributable to common stockholders per diluted share	4.26	4.02	3.67
Diluted shares for earnings per share and funds from operations	34,047	32,628	32,196

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current year compared to the prior year.  For 2017, FFO was $4.26 per share compared with $4.02 per share for 2016, an increase of 6.0% per share.

•
For the year ended December 31, 2017, PNOI increased by $15,490,000, or 8.7%, compared to 2016. PNOI increased $10,327,000 from newly developed and redeveloped properties, $4,765,000 from same property operations and $3,355,000 from 2016 and 2017 acquisitions; PNOI decreased $2,767,000 from operating properties sold in 2016 and 2017.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period.  PNOI from same properties increased 2.8% for the year ended December 31, 2017, compared to 2016.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the year ended December 31, 2017, was 96.8% compared to 96.5% for 2016.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2017 was 96.4%.  Quarter-end occupancy ranged from 94.9% to 96.8% over the previous four quarters ended December 31, 2016 to September 30, 2017.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  For the year 2017, rental rate increases on new and renewal leases (20.5% of total square footage) averaged 16.8%.

•	Lease termination fee income is included in Income from real estate operations. For the year 2017, lease termination fee income was $468,000 compared to $812,000 for 2016.

•	Bad debt expense is included in Expenses from real estate operations. The Company recorded bad debt expense of $499,000 in 2017 and $992,000 in 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
The Company applied the principles of Accounting Standards Codification (ASC) 805, Business Combinations, when accounting for purchases of real estate until its adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which was effective October 1, 2016. ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup has determined that some of its real estate property acquisitions may be considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business.

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

Tax Status
EastGroup, a Maryland corporation, has qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2017, 2016 and 2015 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.

FINANCIAL CONDITION

EastGroup’s Total Assets were $1,953,221,000 at December 31, 2017, an increase of $127,457,000 from December 31, 2016.  Total Liabilities increased $18,193,000 to $1,202,091,000, and Total Equity increased $109,264,000 to $751,130,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real Estate Properties
Real estate properties increased $222,386,000 during the year ended December 31, 2017, primarily due to the transfer of 12 properties from Development, as detailed under Development below; the purchase of the operating properties detailed below; and

capital improvements at the Company's properties. These increases were partially offset by the operating property sales discussed below.

During 2017, EastGroup acquired the following operating properties:

REAL ESTATE OPERATING PROPERTIES ACQUIRED IN 2017	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Shiloh 400	Atlanta, GA	238,000	02/07/2017	$18,712
Broadmoor Commerce Park	Atlanta, GA	84,000	04/26/2017	5,363
Southpark Corporate Center 5-7	Austin, TX	99,000	05/12/2017	9,590
Hurricane Shoals 1 & 2	Atlanta, GA	260,000	12/12/2017	17,874
Total Acquisitions		681,000		$51,539

(1)
Total cost of the operating properties acquired was $54,879,000, of which $51,539,000 was allocated to Real estate properties as indicated above. The Company allocated $9,984,000 of the total purchase price to land using third party land valuations for the Atlanta and Austin markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 18 in the Notes to Consolidated Financial Statements for additional information on ASC 820). Intangibles associated with the purchases of real estate were allocated as follows: $3,610,000 to in-place lease intangibles and $115,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets), and $385,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

During the year ended December 31, 2017, the Company made capital improvements of $27,471,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $12,811,000 on development projects subsequent to transfer to Real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

EastGroup sold the following operating properties during 2017: Stemmons Circle in Dallas and Techway Southwest I-IV in Houston. The properties (514,000 square feet combined) were sold for $38.0 million and the Company recognized gains on the sales of $21.9 million.

Development
EastGroup’s investment in development at December 31, 2017 consisted of properties in lease-up and under construction of $130,505,000 and prospective development (primarily land) of $111,509,000.  The Company’s total investment in development at December 31, 2017 was $242,014,000 compared to $293,908,000 at December 31, 2016.  Total capital invested for development during 2017 was $124,938,000, which primarily consisted of costs of $93,395,000 and $14,819,000 as detailed in the development activity table below and costs of $12,811,000 on development projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EastGroup capitalized internal development costs of $4,754,000 during the year ended December 31, 2017, compared to $3,789,000 during 2016.

During 2017, the Company acquired Progress Center 1 & 2, a development-stage operating property containing 132,000 square feet, in Atlanta for $10,364,000, of which $10,312,000 was allocated to Development. The Company allocated $1,297,000 of the total purchase price to land using third party land valuations for the Atlanta market.   Intangibles associated with the purchase of real estate were allocated as follows:  $52,000 to in-place lease intangibles (included in Other assets on the Consolidated Balance Sheets).  These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. Costs associated with the development-stage operating property acquisitions, except for the amounts allocated to in-place lease intangibles, are included in the development activity table below.

During 2017, EastGroup purchased 88 acres of development land in San Antonio, Austin, Atlanta and Charlotte for $12,226,000.  Costs associated with these acquisitions are included in the development activity table. These increases were offset by the sale of 19 acres of land for $3,778,000 and the transfer of 12 development projects to Real estate properties during 2017 with a total investment of $160,108,000 as of the date of transfer.

DEVELOPMENT ACTIVITY		Costs Incurred
		Costs Transferred in 2017 (1)	For the Year Ended 12/31/17	Cumulative as of 12/31/17	Estimated Total Costs (2)	Anticipated Building Conversion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Alamo Ridge IV, San Antonio, TX	97,000	$—	2,152	7,097	8,300	03/18
Weston, Ft. Lauderdale, FL (3)	134,000	—	1,239	15,520	16,000	03/18
Oak Creek VII, Tampa, FL	116,000	2,153	3,978	6,131	7,500	04/18
Progress Center 1 & 2, Atlanta, GA (4)	132,000	—	10,333	10,333	11,100	04/18
Eisenhauer Point 3, San Antonio, TX	71,000	—	3,411	6,159	6,800	06/18
SunCoast 4, Ft. Myers, FL	93,000	—	2,865	9,120	10,000	06/18
Steele Creek VII, Charlotte, NC	120,000	2,393	5,404	7,797	8,600	09/18
Horizon XII, Orlando, FL	140,000	3,825	7,405	11,230	12,100	12/18
Total Lease-Up	903,000	8,371	36,787	73,387	80,400
UNDER CONSTRUCTION
Country Club V, Tucson, AZ	300,000	—	10,656	13,951	24,200	04/18
Kyrene 202 III, IV & V, Phoenix, AZ	166,000	2,280	9,263	11,543	13,800	02/19
CreekView 121 3 & 4, Dallas, TX	158,000	3,701	6,610	10,311	14,200	03/19
Eisenhauer Point 5, San Antonio, TX	98,000	1,253	4,551	5,804	7,500	03/19
Eisenhauer Point 6, San Antonio, TX	85,000	878	3,172	4,050	5,200	03/19
Horizon X, Orlando, FL	104,000	2,101	1,449	3,550	8,000	04/19
Falcon Field, Phoenix, AZ	96,000	1,733	1,214	2,947	9,000	05/19
Airport Commerce Center 3, Charlotte, NC	96,000	1,653	80	1,733	7,300	07/19
Settlers Crossing 1, Austin, TX	77,000	1,494	62	1,556	7,400	10/19
Settlers Crossing 2, Austin, TX	83,000	1,606	67	1,673	8,000	10/19
Total Under Construction	1,263,000	16,699	37,124	57,118	104,600
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	—	(4,013)	120	—
Tucson, AZ (5)	—	—	(417)	—
Ft. Myers, FL	570,000	—	469	14,112
Miami, FL	850,000	—	3,632	30,876
Orlando, FL	418,000	(5,926)	917	11,120
Tampa, FL	32,000	(2,153)	32	1,560
Atlanta, GA	196,000	—	1,207	1,207
Jackson, MS	28,000	—	—	706
Charlotte, NC	655,000	(4,046)	1,472	6,729
Austin, TX	180,000	(3,100)	6,120	3,020
Dallas, TX	491,000	(3,701)	975	9,596
El Paso, TX (6)	—	—	(2,444)	—
Houston, TX (7)	1,476,000	—	(184)	21,190
San Antonio, TX	965,000	(2,131)	7,585	11,393
Total Prospective Development	5,861,000	(25,070)	19,484	111,509
	8,027,000	$—	93,395	242,014
COMPLETED DEVELOPMENT AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2017	Building Size (Square feet)					Building Conversion Date
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	$—	19	15,795		01/17
South 35th Avenue, Phoenix, AZ (8)	125,000	—	—	1,664		01/17
Alamo Ridge III, San Antonio, TX	135,000	—	28	10,587		02/17
Parc North 1-4, Dallas, TX (9)	446,000	—	132	32,252		02/17
Madison IV & V, Tampa, FL	145,000	—	549	8,074		03/17
Jones Corporate Park, Las Vegas, NV (10)	416,000	—	275	39,815		04/17
Steele Creek VI, Charlotte, NC	137,000	—	519	7,525		04/17
Ten Sky Harbor, Phoenix, AZ	64,000	—	100	5,365		04/17
Horizon V, Orlando, FL	141,000	—	4,814	9,249		05/17
Horizon VII, Orlando, FL	109,000	—	1,375	8,266		06/17
Eisenhauer Point 4, San Antonio, TX	85,000	—	2,544	5,197		07/17
CreekView 121 1 & 2, Dallas, TX	193,000	—	4,464	16,319		08/17
Total Transferred to Real Estate Properties	2,197,000	$—	14,819	160,108	(11)

Footnotes for the Development Activity table are on the following page.

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.

(2)	Included in these costs are development obligations of $29.0 million and tenant improvement obligations of $5.8 million on properties under development.

(3)	This project was acquired by EastGroup on 11/1/16 and underwent redevelopment.

(4)	This project was acquired by EastGroup on 12/12/17 during the lease-up phase.

(5)	Negative amount represents land inventory costs transferred to Real Estate Properties for storage yard and parking lot expansion.

(6)	Negative amount represents land sold on 11/3/17.

(7)	Negative amount represents West Road retention ponds and infrastructure conveyed to West Harris County Municipal Utility District.

(8)	This property was redeveloped from a manufacturing building to a multi-tenant distribution building.

(9)	This project was acquired by EastGroup on 7/8/16 during the lease-up phase.

(10)	This project was acquired by EastGroup on 11/15/16 during the lease-up phase.

(11)	Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $55,351,000 during 2017 due primarily to depreciation expense of $69,010,000, offset by the sale of 514,000 square feet of operating properties during the period.

Other Assets
Other assets increased $12,474,000 during 2017.  A summary of Other assets follows:

	December 31,
	2017	2016
	(In thousands)
Leasing costs (principally commissions)	$72,722	65,521
Accumulated amortization of leasing costs	(27,973)	(26,340)
Leasing costs (principally commissions), net of accumulated amortization	44,749	39,181

Straight-line rents receivable	31,609	28,369
Allowance for doubtful accounts on straight-line rents receivable	(48)	(76)
Straight-line rents receivable, net of allowance for doubtful accounts	31,561	28,293

Accounts receivable	6,004	6,824
Allowance for doubtful accounts on accounts receivable	(577)	(809)
Accounts receivable, net of allowance for doubtful accounts	5,427	6,015

Acquired in-place lease intangibles	20,690	21,231
Accumulated amortization of acquired in-place lease intangibles	(8,974)	(8,642)
Acquired in-place lease intangibles, net of accumulated amortization	11,716	12,589

Acquired above market lease intangibles	1,550	1,594
Accumulated amortization of acquired above market lease intangibles	(794)	(736)
Acquired above market lease intangibles, net of accumulated amortization	756	858

Mortgage loans receivable	4,581	4,752
Interest rate swap assets	6,034	4,546
Goodwill	990	990
Prepaid expenses and other assets	11,490	7,606
Total Other assets	$117,304	104,830

Liabilities
Unsecured bank credit facilities increased $4,719,000 during 2017, mainly due to proceeds of $391,617,000 exceeding repayments of $387,298,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $60,223,000 during 2017, primarily due to the closing of $60 million of senior unsecured private placement notes in December 2017, and the amortization of debt issuance costs.

Secured debt decreased $57,993,000 during the year ended December 31, 2017.  The decrease primarily resulted from the repayment of one mortgage loan with a balance of $45,069,000, regularly scheduled principal payments of $13,139,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses increased $12,266,000 during 2017.  A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2017	2016
	(In thousands)
Property taxes payable	$12,081	14,186
Development costs payable	9,699	9,844
Real estate improvements and capitalized leasing costs payable	3,957	2,304
Interest payable	3,744	3,822
Dividends payable on unvested restricted stock	1,365	1,530
Book overdraft (1)	20,902	14,452
Other payables and accrued expenses	13,219	6,563
Total Accounts payable and accrued expenses	$64,967	52,701

(1) Represents unfunded outstanding checks for which the bank has not advanced cash to the Company. See Note 1(p)
in the Notes to Consolidated Financial Statements.

Other liabilities decreased $1,022,000 during 2017.  A summary of the Company’s Other liabilities follows:

	December 31,
	2017	2016
	(In thousands)
Security deposits	$16,668	14,782
Prepaid rent and other deferred income	9,352	9,795

Acquired below market lease intangibles	4,135	4,012
Accumulated amortization of acquired below market lease intangibles	(2,147)	(1,662)
Acquired below market lease intangibles, net of accumulated amortization	1,988	2,350

Interest rate swap liabilities	695	2,578
Prepaid tenant improvement reimbursements	124	343
Other liabilities	15	16
Total Other liabilities	$28,842	29,864

Equity
Additional paid-in capital increased $111,835,000 during 2017 primarily due to the issuance of common stock under the Company's continuous common equity program (as discussed in Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 11 in the Notes to Consolidated Financial Statements). EastGroup issued 1,370,457 shares of common stock under its continuous common equity program with net proceeds to the Company of $109,207,000.

During 2017, Distributions in excess of earnings increased $3,377,000 as a result of dividends on common stock of $86,560,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $83,183,000.

Accumulated other comprehensive income increased $3,353,000 during 2017. The increase resulted from the change in fair value of the Company's interest rate swaps (cash flow hedges) which are further discussed in Notes 12 and 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2017 Compared to 2016
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for 2017 was $83,183,000 ($2.45 per basic and $2.44 per diluted share) compared to $95,509,000 ($2.93 per basic and diluted share) for 2016. PNOI increased by $15,490,000 ($.45 per diluted share) for 2017 as compared to 2016.  EastGroup recognized net gains on sales of real estate investments and non-operating real estate of $22,148,000 ($.65 per diluted share) compared to $42,903,000 ($1.31 per diluted share) during 2016. In addition, Depreciation and amortization expense increased by $5,939,000 ($.17 per diluted share), and General and administrative expense increased by $1,740,000 ($.05 per share) during 2017 compared to 2016.

PNOI increased by $15,490,000, or 8.7%, for 2017 compared to 2016. PNOI increased $10,327,000 from newly developed and redeveloped properties, $4,765,000 from same property operations and $3,355,000 from 2016 and 2017 acquisitions; PNOI decreased $2,767,000 from operating properties sold in 2016 and 2017. For the year 2017, lease termination fee income was $468,000 compared to $812,000 for 2016.  The Company recorded net bad debt expense of $499,000 in 2017 and $992,000 in 2016. Straight-lining of rent increased Income from real estate operations by $3,723,000 and $2,839,000 in 2017 and 2016, respectively.

The Company signed 138 leases with certain free rent concessions on 3,919,000 square feet during 2017 with total free rent concessions of $5,672,000 over the lives of the leases, compared to 143 leases with free rent concessions on 4,176,000 square feet with total free rent concessions of $5,286,000 over the lives of the leases in 2016.

The Company’s percentage of leased square footage was 97.0% at December 31, 2017, compared to 97.3% at December 31, 2016.  Occupancy at the end of 2017 was 96.4% compared to 96.8% at the end of 2016.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the year ended December 31, 2017, was 96.8% compared to 96.5% for 2016.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.79 per square foot for the year ended December 31, 2017, compared to $5.57 per square foot for 2016.

Interest Expense decreased $438,000 for 2017 compared to 2016.  The following table presents the components of Interest Expense for 2017 and 2016:

	Years Ended December 31,
	2017	2016	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$2,379	1,583	796
Amortization of facility fees - unsecured bank credit facilities	670	670	—
Amortization of debt issuance costs - unsecured bank credit facilities	451	450	1
Total variable rate interest expense	3,500	2,703	797
FIXED RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - fixed rate (1) (excluding amortization of facility fees and debt issuance costs)	1,616	614	1,002
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	22,425	19,245	3,180
Secured debt interest (excluding amortization of debt issuance costs)	12,201	16,907	(4,706)
Amortization of debt issuance costs - unsecured debt	479	700	(221)
Amortization of debt issuance costs - secured debt	319	384	(65)
Total fixed rate interest expense	37,040	37,850	(810)
Total interest	40,540	40,553	(13)
Less capitalized interest	(5,765)	(5,340)	(425)
TOTAL INTEREST EXPENSE	$34,775	35,213	(438)

(1)
Includes interest on the Company's unsecured bank credit facilities and unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup's variable rate interest expense increased by $797,000 for 2017 as compared to 2016 primarily due to increases in the Company's weighted average interest rate and average borrowings on its unsecured bank credit facilities as shown in the following table:

	Years Ended December 31,
	2017	2016	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$114,751	106,352	8,399
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	2.07%	1.49%

The Company's fixed rate interest expense decreased by $810,000 for 2017 as compared to 2016 as a result of the secured debt, fixed rate unsecured bank credit facilities and unsecured debt activity described below.

Secured debt interest decreased by $4,706,000 in 2017 as compared to 2016 as a result of regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $13,139,000 during 2017 and $17,037,000 in 2016. The details of the secured debt repaid in 2016 and 2017 are shown in the following table:

SECURED DEBT REPAID IN 2016 AND 2017	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Huntwood and Wiegman I	5.68%	08/05/2016	$24,543
Alamo Downs, Arion 1-15 & 17, Rampart I-IV, Santan 10 I and World Houston 16	5.97%	09/06/2016	51,194
Weighted Average/Total Amount for 2016	5.88%		$75,737
Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, 55th Avenue and World Houston 1 & 2, 21 & 23	5.57%	08/07/2017	$45,069
Weighted Average/Total Amount for 2016 and 2017	5.76%		$120,806

EastGroup did not obtain any new secured debt during 2016 or 2017.

The decrease in secured debt interest expense was partially offset by increases in interest expense from fixed rate unsecured bank credit facilities and unsecured debt. The Company's interest expense from fixed rate unsecured bank credit facilities increased by $1,002,000 during 2017 as compared to 2016. In August 2016, EastGroup repaid (with no penalty) an $80 million unsecured term loan with an effectively fixed interest rate of 2.770% and an original maturity date of August 15, 2018. On the same day, the Company borrowed $80 million through its $300 million unsecured bank credit facility; the maturity date for the credit facility is July 30, 2019. The Company re-designated the interest rate swap that was previously applied to the $80 million unsecured term loan to the $80 million unsecured bank credit facility borrowing. The $80 million unsecured bank credit facility draw has an effectively fixed interest rate of 2.020% through the interest rate swap's maturity date of August 15, 2018.

The Company's interest expense from unsecured debt increased by $3,180,000 during 2017 as compared to 2016 as a result of the Company's unsecured debt activity described below. The details of the unsecured debt obtained in 2016 and 2017 are shown in the following table:

NEW UNSECURED DEBT IN 2016 and 2017	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$65 Million Unsecured Term Loan (1)	2.863%	04/01/2016	04/01/2023	$65,000
$40 Million Unsecured Term Loan (2)	2.335%	07/29/2016	07/30/2021	40,000
$60 Million Senior Unsecured Notes	3.480%	12/15/2016	12/15/2024	60,000
$40 Million Senior Unsecured Notes	3.750%	12/15/2016	12/15/2026	40,000
Weighted Average/Total Amount for 2016	3.114%			$205,000
$60 Million Senior Unsecured Notes	3.460%	12/13/2017	12/13/2024	$60,000
Weighted Average/Total Amount for 2016 and 2017	3.192%			$265,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 165 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.863% as of December 31, 2017. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2)
The interest rate on this unsecured term loan is comprised of LIBOR plus 110 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.335% as of December 31, 2017. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

Additionally, in December 2017, the Company refinanced a $75 million unsecured term loan, resulting in a 30 basis point reduction in the loan's interest rate. The loan, which has a maturity date of December 20, 2020, now has an effectively fixed interest rate of 3.452%.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased by $425,000 for 2017 as compared to 2016.

Depreciation and amortization expense increased $5,939,000 for 2017 compared to 2016 primarily due to the operating properties acquired by the Company during 2016 and 2017 and the properties transferred from Development in 2016 and 2017, partially offset by operating properties sold in 2016 and 2017.

Gain, net of loss, on sales of real estate investments, which includes gains and losses on the sales of operating properties, decreased $20,315,000 for 2017 as compared to 2016. Gain, net of loss, on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) decreased $440,000 for 2017 as compared to 2016. The Company's 2016 and 2017 sales transactions are described below in Real Estate Sold and Held for Sale/Discontinued Operations.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the years ended December 31, 2017 and 2016 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2017	2016
		(In thousands)
Upgrade on Acquisitions	40 yrs	$161	394
Tenant Improvements:
New Tenants	Lease Life	11,413	9,976
Renewal Tenants	Lease Life	3,357	2,748
Other:
Building Improvements	5-40 yrs	3,362	5,113
Roofs	5-15 yrs	6,197	2,785
Parking Lots	3-5 yrs	1,880	1,377
Other	5 yrs	1,101	764
Total Real Estate Improvements (1)		$27,471	23,157

(1)	Reconciliation of Total Real Estate Improvements to Real Estate Improvements on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Total Real Estate Improvements	$27,471	23,157
Change in Real Estate Property Payables	(1,313)	621
Real Estate Improvements on the Consolidated Statements of Cash Flows	$26,158	23,778

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2017 and 2016 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2017	2016
		(In thousands)
Development	Lease Life	$5,571	4,217
New Tenants	Lease Life	5,782	5,273
Renewal Tenants	Lease Life	4,907	4,978
Total Capitalized Leasing Costs		$16,260	14,468
Amortization of Leasing Costs		$10,329	9,932

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

The Company did not classify any properties as held for sale as of December 31, 2017 and 2016.

The Company does not consider its sales in 2016 and 2017 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

In 2017, Eastgroup sold Stemmons Circle and Techway Southwest I-IV. The properties, which contain 514,000 square feet and are located in Houston and Dallas, were sold for $38.0 million and the Company recognized net gains on the sales of $21.9 million. The Company also sold 19 acres of land in El Paso and Dallas for $3,778,000 and recognized net gains of $293,000.

During 2016, EastGroup sold the following operating properties: Northwest Point Distribution and Service Centers, North Stemmons II and III, America Plaza, Lockwood Distribution Center, West Loop Distribution Center 1 & 2, two of its four Interstate Commons Distribution Center buildings, Castilian Research Center and Memphis I. The properties, which contain 1,256,000 square feet and are located in Houston, Dallas, Phoenix, Santa Barbara and Memphis, were sold for $75.7 million and the Company recognized net gains on the sales of $42.2 million. The Company also sold 25 acres of land in Dallas, Orlando and Houston for $5.4 million and recognized net gains on sales of $733,000.

The gains and losses on the sales of land are included in Other on the Consolidated Statements of Income and Comprehensive Income, and the gains and losses on the sales of operating properties are included in Gain, net of loss, on sales of real estate investments. See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gains and losses on sales of real estate investments.

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

Interest expense increased $547,000 in 2016 compared to 2015.  The following table presents the components of Interest expense for 2016 and 2015:

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

EastGroup's unsecured debt interest increased by $3,747,000 in 2016 as compared to 2015 as a result of the unsecured debt activity described below. The details of the new unsecured debt in 2015 and 2016 are shown in the following table:

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

Secured debt interest decreased by $4,154,000 in 2016 as compared to 2015 as a result of regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $17,037,000 during 2016 and $20,484,000 in 2015. The details of the secured debt repaid in 2015 and 2016 are shown in the following table:

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

EastGroup did not obtain any new secured debt during 2015 and 2016.

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

Depreciation and amortization expense increased $4,645,000 for 2016 compared to 2015 primarily due to the operating properties acquired by the Company in 2015 and 2016 and the properties transferred from Development in 2015 and 2016, partially offset by operating properties sold in 2015 and 2016.

Gain, net of loss, on sales of real estate investments, which includes gains on the sales of operating properties, increased $39,267,000 for 2016 as compared to 2015. Gain, net of loss, on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) increased $610,000 for 2016 as compared to 2015. The Company's 2015 and 2016 sales transactions are described below in Real Estate Sold and Held for Sale/Discontinued Operations.

Real Estate Improvements
Real Estate Improvements for EastGroup’s operating properties for the years ended December 31, 2016 and 2015 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2016	2015
		(In thousands)
Upgrade on Acquisitions	40 yrs	$394	5
Tenant Improvements:
New Tenants	Lease Life	9,976	10,100
Renewal Tenants	Lease Life	2,748	1,936
Other:
Building Improvements	5-40 yrs	5,113	4,599
Roofs	5-15 yrs	2,785	7,562
Parking Lots	3-5 yrs	1,377	808
Other	5 yrs	764	768
Total Real Estate Improvements (1)		$23,157	25,778

(1)	Reconciliation of Total Real Estate Improvements to Real Estate Improvements on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Total Real Estate Improvements	$23,157	25,778
Change in Real Estate Property Payables	621	(716)
Real Estate Improvements on the Consolidated Statements of Cash Flows	$23,778	25,062
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

Real Estate Held for Sale/Discontinued Operations
The Company did not classify any properties as held for sale as of December 31, 2016 and 2015.

The Company does not consider its sales in 2015 and 2016 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

During 2016, EastGroup sold the following operating properties: Northwest Point Distribution and Service Centers, North Stemmons II and III, America Plaza, Lockwood Distribution Center, West Loop Distribution Center 1 & 2, two of its four Interstate Commons Distribution Center buildings, Castilian Research Center and Memphis I. The properties, which contain 1,256,000 square feet and are located in Houston, Dallas, Phoenix, Santa Barbara and Memphis, were sold for $75.7 million and the Company recognized net gains on the sales of $42.2 million. The Company also sold 25 acres of land in Dallas, Orlando and Houston for $5.4 million and recognized net gains on sales of $733,000.

During 2015, EastGroup sold one operating property, the last of its three Ambassador Row Warehouses in Dallas containing 185,000 square feet, for $5.3 million and recognized a gain on the sale of $2.9 million. The Company also sold a small parcel of land in New Orleans for $170,000 and recognized a gain of $123,000.

The gains and losses on the sales of land are included in Other on the Consolidated Statements of Income and Comprehensive Income, and the gains and losses on the sales of operating properties are included in Gain, net of loss, on sales of real estate investments. See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gains on sales of real estate investments.

RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard was effective for the Company on January 1, 2018, and the Company is using the modified retrospective approach upon adoption. The Company has made significant progress in evaluating the effect of ASU 2014-09 on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2018. The Company has completed its inventory of its sources of revenue and does not believe there will be a material financial statement impact or that its pattern of revenue recognition will be materially impacted by the adoption of ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,which requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized costs on the balance sheet. EastGroup adopted ASU 2016-01 effective January 1, 2018. The Company does not anticipate the adoption of ASU 2016-01 will have a material impact on the Company's financial condition or results of operations.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU is intended to provide a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. The Company has determined that some of its real estate property acquisitions may be considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. EastGroup adopted ASU 2017-01 for transactions beginning on October 1, 2016. As a result, the Company has capitalized acquisition costs related to its 2017 and fourth quarter 2016 acquisitions as they were determined not to be acquisitions of a business.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. The ASU is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2017-09 on January 1, 2018, and it does not anticipate that the adoption of ASU 2017-09 will have a material impact on its financial condition or results of operations, as the Company does not expect to have any modifications to share-based payment awards. However, if the Company does have a modification to an award in the future, it will follow the guidance in ASU 2017-09.
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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $155,014,000 for the year ended December 31, 2017.  The primary other sources of cash were from borrowings on unsecured bank credit facilities; proceeds from common stock offerings; proceeds from unsecured debt; and net proceeds from sales of real estate investments and non-operating real estate.  The Company distributed $86,725,000 in common stock dividends during 2017.  Other primary uses of cash were for repayments on unsecured bank credit facilities and secured debt; development of properties; purchases of real estate; and capital improvements at various properties.

Total debt at December 31, 2017 and 2016 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2017 and 2016.

	December 31,
	2017	2016
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$116,339	112,020
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	80,000
Unamortized debt issuance costs	(630)	(1,030)
Unsecured bank credit facilities	195,709	190,990

Unsecured debt - fixed rate, carrying amount (1)	715,000	655,000
Unamortized debt issuance costs	(1,939)	(2,162)
Unsecured debt	713,061	652,838

Secured debt - fixed rate, carrying amount (1)	200,354	258,594
Unamortized debt issuance costs	(842)	(1,089)
Secured debt	199,512	257,505

Total debt	$1,108,282	1,101,333

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EastGroup has a $300 million unsecured revolving credit facility with a group of nine banks that matures in July 2019. The credit facility contains options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2017, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018. As of December 31, 2017, EastGroup had an additional $110,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 2.528%.   The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company also has a $35 million unsecured revolving credit facility that matures in July 2019. This credit facility automatically extends for one year if the extension option in the $300 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of December 31, 2017, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At December 31, 2017, the interest rate was 2.564% on a balance of $6,339,000.

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

In August 2017, EastGroup repaid (with no penalty) a mortgage loan with a balance of $45.1 million, an interest rate of 5.57% and an original maturity date of September 5, 2017. The loan was collateralized by 1.4 million square feet of operating properties.

In December 2017, the Company closed $60 million of senior unsecured private placement notes with an insurance company. The notes have a seven-year term and a fixed interest rate of 3.46% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Also in December, the Company refinanced a $75 million unsecured term loan, resulting in a 30 basis point reduction in the loan's interest rate. The loan, which has a maturity date of December 20, 2020, now has an effectively fixed interest rate of 3.452%. The refinancing will provide a net annual savings to the Company of approximately $170,000.

In connection with EastGroup's continuous equity program, the Company has entered into sales agency financing agreements with various sales agents under which the Company may issue and sell up to 10,000,000 shares of its common stock from time to time in "at the market" offerings as defined in Rule 415 of the Securities Act of 1933. The Company previously sold an aggregate of 3,598,660 shares of common stock under the sales agency financing agreements and, as of February 14, 2018, EastGroup may offer and sell an additional 6,401,340 shares of common stock through the sales agents.

During 2017, the Company issued and sold 1,370,457 shares of common stock under its continuous equity program at an average price of $80.71 per share with gross proceeds to the Company of $110,606,000. The Company incurred offering-related costs of $1,399,000 during the year, resulting in net proceeds to the Company of $109,207,000.

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2017 were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Unsecured Bank Credit Facilities (1) (2)	$196,339	—	196,339	—	—
Interest on Unsecured Bank Credit Facilities (3)	8,905	5,382	3,523	—	—
Unsecured Debt (1)	715,000	50,000	180,000	115,000	370,000
Interest on Unsecured Debt	120,729	24,139	40,986	29,517	26,087
Secured Debt (1)	200,354	11,314	64,665	122,332	2,043
Interest on Secured Debt	26,467	10,116	13,264	2,809	278
Operating Lease Obligations:
Office Leases	1,864	349	706	809	—
Ground Leases	13,534	761	1,522	1,522	9,729
Real Estate Property Obligations (4)	2,402	2,402	—	—	—
Development Obligations (5)	29,024	29,024	—	—	—
Tenant Improvements (6)	13,231	13,231	—	—	—
Purchase Obligations	3,368	3,206	162	—	—
Total	$1,331,217	149,924	501,167	271,989	408,137

(1)	These amounts are included on the Consolidated Balance Sheets net of unamortized debt issuance costs.

(2)
The Company’s balances under its unsecured bank credit facilities change depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.  At December 31, 2017, the weighted average interest rate was 2.530% on the $116,339,000 of variable-rate debt that matures in July 2019. Unsecured bank credit facilities also included $80,000,000 of debt with an effectively fixed interest rate of 2.020% due to an interest rate swap that matures on August 15, 2018. The $300 million unsecured credit facility has options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties). The $35 million unsecured credit facility automatically extends for one year if the extension option in the $300 million revolving facility is exercised. As of December 31, 2017, the interest rate on the $300 million facility was LIBOR plus 100 basis points (weighted average interest rate of 2.528%) with an annual facility fee of 20 basis points, and the interest rate on the $35 million facility, which resets on a daily basis, was LIBOR plus 100 basis points (2.564%) with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.

(3)
Represents an estimate of interest due on the Company's unsecured bank credit facilities based on the outstanding unsecured credit facilities as of December 31, 2017 and interest rates and maturity dates on the facilities as of December 31, 2017 as discussed in note 2 above.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings. The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements. The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of December 31, 2017.

	2018	2019		2020	2021	2022	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	116,339	(1)	—	—	—	—	116,339	116,277 (2)
Weighted average interest rate	—	2.53%	(3)	—	—	—	—	2.53%
Unsecured bank credit facilities - fixed rate (in thousands)	$—	80,000		—	—	—	—	80,000	80,003 (4)
Weighted average interest rate	—	2.02%		—	—	—	—	2.02%
Unsecured debt - fixed rate (in thousands)	$50,000	75,000		105,000	40,000	75,000	370,000	715,000	703,871 (4)
Weighted average interest rate	3.91%	2.85%		3.55%	2.34%	3.03%	3.56%	3.38%
Secured debt - fixed rate (in thousands)	$11,314	55,569		9,096	89,563	32,769	2,043	200,354	206,408 (4)
Weighted average interest rate	5.21%	7.01%		4.43%	4.55%	4.09%	3.85%	5.18%

(1)
The variable-rate unsecured bank credit facilities mature in July 2019 and as of December 31, 2017, have balances of $110,000,000 (excluding the $80,000,000 draw with an effectively fixed rate due to an interest rate swap, as shown in the table above) on the $300 million unsecured bank credit facility and $6,339,000 on the $35 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable-rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company's variable rate unsecured bank credit facilities as of December 31, 2017.

(4)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of December 31, 2017, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable-rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 25 basis points, interest expense and cash flows would increase or decrease by approximately $294,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Consolidated Balance Sheets as of December 31, 2017 and 2016, and its Consolidated Statements of Income and Comprehensive Income, Changes in Equity and Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015 and the Report of Independent Registered Public Accounting Firm thereon are included under Item 15 of this report and are incorporated herein by reference.  Unaudited quarterly results of operations included in the Notes to Consolidated Financial Statements are also incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)	Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)	Internal Control Over Financial Reporting.

(a)	Management's annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  EastGroup’s Management Report on Internal Control Over Financial Reporting is set forth in Part IV, Item 15 of this Form 10-K on page 43 and is incorporated herein by reference.

(b)	Report of the independent registered public accounting firm.

The report of KPMG LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in Part IV, Item 15 of this Form 10-K on page 44 and is incorporated herein by reference.

(c)	Changes in internal control over financial reporting.

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the Company’s executive officers and directors.

Name	Position
D. Pike Aloian	Director since 1999; Partner in Almanac Realty Investors, LLC (real estate advisory and investment management services)
H.C. Bailey, Jr.	Director since 1980; Chairman and President of H.C. Bailey Company (real estate development and investment)
H. Eric Bolton, Jr.	Director since 2013; Chairman and Chief Executive Officer of Mid-America Apartment Communities, Inc.
Donald F. Colleran	Director since 2017; Executive Vice President, Chief Sales Officer of FedEx Corporation
Hayden C. Eaves III	Director since 2002; President of Hayden Holdings, Inc. (real estate investment)
Fredric H. Gould	Director since 1998; Chairman of the General Partner of Gould Investors L.P., Member of the Board of Directors of BRT Realty Trust and Vice-Chairman of One Liberty Properties, Inc.
Mary E. McCormick	Director since 2005; Director of Xenia Hotels and Resorts (lodging real estate investment trust (REIT)); Senior Lecturer at The Ohio State University, Fisher College of Business
Leland R. Speed	Director since 1978; Chairman Emeritus of the Board of the Company since 2016; Chairman of the Board of the Company from 1983 to 2015
David H. Hoster II	Director since 1993; Chairman of the Board of the Company since 2016; President of the Company from 1993 to 2015; Chief Executive Officer of the Company from 1997 to 2015
Marshall A. Loeb	Director, President and Chief Executive Officer of the Company
Brent W. Wood	Executive Vice President, Chief Financial Officer and Treasurer of the Company
John F. Coleman	Executive Vice President of the Company
Ryan M. Collins	Senior Vice President of the Company
Bruce Corkern	Senior Vice President, Chief Accounting Officer and Secretary of the Company
R. Reid Dunbar	Senior Vice President of the Company

All other information required by Item 10 of Part III regarding the Company’s executive officers and directors is incorporated herein by reference from the sections entitled "Corporate Governance and Board Matters" and “Executive Officers” in the Company's definitive Proxy Statement ("2018 Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for EastGroup's Annual Meeting of Stockholders to be held on May 24, 2018.  The 2018 Proxy Statement will be filed within 120 days after the end of the Company's fiscal year ended December 31, 2017.

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2018 Proxy Statement.

Information regarding EastGroup's code of business conduct and ethics found in the subsection captioned "Available Information" in Item 1 of Part I hereof is also incorporated herein by reference into this Item 10.

The information regarding the Company's audit committee, its members and the audit committee financial experts is incorporated herein by reference from the subsection entitled "Committees and Meeting Data” in the Company's 2018 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information included under the following captions in the Company's 2018 Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in 2017," "Outstanding Equity Awards at 2017 Fiscal Year-End," "Option Exercises and Stock Vested in 2017," "Potential Payments upon Termination or Change in Control," "Compensation of Directors" and "Compensation Committee Interlocks."  The information included under the heading "Report of the Compensation Committee" in the Company's 2018 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the subsections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s 2018 Proxy Statement.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2017.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	1,671,981
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,671,981

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding transactions with related parties and director independence is incorporated herein by reference from the subsection entitled "Independent Directors" and the section entitled “Certain Transactions and Relationships” in the Company's 2018 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled "Auditor Fees and Services" in the Company's 2018 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

		Page
(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	42
	Management Report on Internal Control Over Financial Reporting	43
	Report of Independent Registered Public Accounting Firm	44
	Consolidated Balance Sheets – December 31, 2017 and 2016	45
	Consolidated Statements of Income and Comprehensive Income – Years ended December 31, 2017, 2016 and 2015	46
	Consolidated Statements of Changes in Equity – Years ended December 31, 2017, 2016 and 2015	47
	Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015	48
	Notes to Consolidated Financial Statements	49

(2)	Consolidated Financial Statement Schedules:
	Schedule III – Real Estate Properties and Accumulated Depreciation	73
	Schedule IV – Mortgage Loans on Real Estate	87

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
(a)
Form of Severance and Change in Control Agreement that the Company has entered into with Marshall A. Loeb, Brent W. Wood and John F. Coleman (incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed May 18, 2016).*

(b)
Form of Severance and Change in Control Agreement that the Company has entered into with Ryan M. Collins, C. Bruce Corkern and R. Reid Dunbar (incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed May 18, 2016).*

(c)
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

(f)	EastGroup Properties, Inc. 2013 Equity Incentive Plan, as amended and restated as of March 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 3, 2017).*
(g)	EastGroup Properties, Inc. Director Compensation Program (filed herewith).*
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

(j)
Amended and Restated Sales Agency Financing Agreement dated March 6, 2017 between EastGroup Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.2 to the Company's Form 8-K filed March 10, 2017).

(k)
Amended and Restated Sales Agency Financing Agreement dated March 6, 2017 between EastGroup Properties, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.3 to the Company's Form 8-K filed March 10, 2017).

(l)	Sales Agency Financing Agreement dated March 6, 2017 between EastGroup Properties, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.4 to the Company's Form 8-K filed March 10, 2017).

(12)	Statement of computation of ratio of earnings to combined fixed charges and preferred stock distributions (filed herewith).

(21)	Subsidiaries of EastGroup Properties, Inc. (filed herewith).

(23)	Consent of KPMG LLP (filed herewith).

(24)	Powers of attorney (filed herewith).

(31)	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(a)	Marshall A. Loeb, Chief Executive Officer
(b)	Brent W. Wood, Chief Financial Officer

(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a)	Marshall A. Loeb, Chief Executive Officer
(b)	Brent W. Wood, Chief Financial Officer

(99)	Material United States Federal Income Tax Considerations (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed February 14, 2018).

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules III and IV (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

(Signed) KPMG LLP

We have served as the Company's auditor since 1970.

Jackson, Mississippi
February 14, 2018

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The design of any system of internal control over financial reporting is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2017.

/s/ EASTGROUP PROPERTIES, INC.
Ridgeland, Mississippi
February 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on Internal Control Over Financial Reporting

We have audited EastGroup Properties, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules III and IV (collectively, the "consolidated financial statements"), and our report dated February 14, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

(Signed) KPMG LLP
Jackson, Mississippi
February 14, 2018

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except share and per share data)
ASSETS
Real estate properties	$2,335,459	2,113,073
Development	242,014	293,908
	2,577,473	2,406,981
Less accumulated depreciation	(749,601)	(694,250)
	1,827,872	1,712,731
Unconsolidated investment	8,029	7,681
Cash	16	522
Other assets	117,304	104,830
TOTAL ASSETS	$1,953,221	1,825,764
LIABILITIES AND EQUITY
LIABILITIES
Unsecured bank credit facilities	$195,709	190,990
Unsecured debt	713,061	652,838
Secured debt	199,512	257,505
Accounts payable and accrued expenses	64,967	52,701
Other liabilities	28,842	29,864
Total Liabilities	1,202,091	1,183,898
EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 34,758,167 shares issued and outstanding at December 31, 2017 and 33,332,213 at December 31, 2016	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,061,153	949,318
Distributions in excess of earnings	(317,032)	(313,655)
Accumulated other comprehensive income	5,348	1,995
Total Stockholders’ Equity	749,472	637,661
Noncontrolling interest in joint ventures	1,658	4,205
Total Equity	751,130	641,866
TOTAL LIABILITIES AND EQUITY	$1,953,221	1,825,764

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$274,031	252,961	234,918
Other revenue	119	86	90
	274,150	253,047	235,008
EXPENSES
Expenses from real estate operations	80,108	74,347	67,402
Depreciation and amortization	83,874	77,935	73,290
General and administrative	14,972	13,232	15,091
Acquisition costs	—	161	164
	178,954	165,675	155,947
OPERATING INCOME	95,196	87,372	79,061
OTHER INCOME (EXPENSE)
Interest expense	(34,775)	(35,213)	(34,666)
Gain, net of loss, on sales of real estate investments	21,855	42,170	2,903
Other	1,313	1,765	1,101
NET INCOME	83,589	96,094	48,399
Net income attributable to noncontrolling interest in joint ventures	(406)	(585)	(533)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	83,183	95,509	47,866
Other comprehensive income (loss) - cash flow hedges	3,353	5,451	(1,099)
TOTAL COMPREHENSIVE INCOME	$86,536	100,960	46,767
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$2.45	2.93	1.49
Weighted average shares outstanding	33,996	32,563	32,091
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$2.44	2.93	1.49
Weighted average shares outstanding	34,047	32,628	32,196

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
Balance, December 31, 2014	$3	874,335	(300,852)	(2,357)	4,486	575,615
Net income	—	—	47,866	—	533	48,399
Net unrealized change in fair value of cash flow hedges	—	—	—	(1,099)	—	(1,099)
Common dividends declared – $2.34 per share	—	—	(75,906)	—	—	(75,906)
Stock-based compensation, net of forfeitures	—	8,423	—	—	—	8,423
Issuance of 106,751 shares of common stock, common stock offering, net of expenses	—	6,233	—	—	—	6,233
Issuance of 4,536 shares of common stock, dividend reinvestment plan	—	257	—	—	—	257
Withheld 32,409 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,041)	—	—	—	(2,041)
Distributions to noncontrolling interest	—	—	—	—	(680)	(680)
Balance, December 31, 2015	3	887,207	(328,892)	(3,456)	4,339	559,201
Net income	—	—	95,509	—	585	96,094
Net unrealized change in fair value of cash flow hedges	—	—	—	5,451	—	5,451
Common dividends declared – $2.44 per share	—	—	(80,272)	—	—	(80,272)
Stock-based compensation, net of forfeitures	—	5,831	—	—	—	5,831
Issuance of 875,052 shares of common stock, common stock offering, net of expenses	—	59,283	—	—	—	59,283
Issuance of 3,326 shares of common stock, dividend reinvestment plan	—	228	—	—	—	228
Withheld 57,316 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(3,231)	—	—	—	(3,231)
Distributions to noncontrolling interest	—	—	—	—	(719)	(719)
Balance, December 31, 2016	3	949,318	(313,655)	1,995	4,205	641,866
Net income	—	—	83,183	—	406	83,589
Net unrealized change in fair value of cash flow hedges	—	—	—	3,353	—	3,353
Common dividends declared – $2.52 per share	—	—	(86,560)	—	—	(86,560)
Stock-based compensation, net of forfeitures	—	7,012	—	—	—	7,012
Issuance of 1,370,457 shares of common stock, common stock offering, net of expenses	—	109,207	—	—	—	109,207
Issuance of 2,744 shares of common stock, dividend reinvestment plan	—	228	—	—	—	228
Withheld 33,695 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,505)	—	—	—	(2,505)
Purchase of noncontrolling interest in joint venture	—	(2,107)	—	—	(2,597)	(4,704)
Distributions to noncontrolling interest	—	—	—	—	(478)	(478)
Contributions from noncontrolling interest	—	—	—	—	122	122
Balance, December 31, 2017	$3	1,061,153	(317,032)	5,348	1,658	751,130

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
OPERATING ACTIVITIES
Net income	$83,589	96,094	48,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,874	77,935	73,290
Stock-based compensation expense	5,521	4,590	6,733
Gain, net of loss, on sales of real estate investments and non-operating real estate	(22,148)	(42,903)	(3,026)
Changes in operating assets and liabilities:
Accrued income and other assets	(5,034)	(2,883)	(2,118)
Accounts payable, accrued expenses and prepaid rent	8,333	5,736	6,928
Other	879	295	(157)
NET CASH PROVIDED BY OPERATING ACTIVITIES	155,014	138,864	130,049
INVESTING ACTIVITIES
Real estate development	(124,938)	(203,765)	(95,032)
Purchases of real estate	(55,195)	(27,668)	(31,574)
Real estate improvements	(26,158)	(23,778)	(25,062)
Net proceeds from sales of real estate investments and non-operating real estate	42,710	78,780	5,156
Repayments on mortgage loans receivable	171	123	116
Changes in accrued development costs	(144)	3,629	(1,705)
Changes in other assets and other liabilities	(15,872)	(13,793)	(8,317)
NET CASH USED IN INVESTING ACTIVITIES	(179,426)	(186,472)	(156,418)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	391,617	608,349	420,104
Repayments on unsecured bank credit facilities	(387,298)	(567,165)	(368,669)
Proceeds from unsecured debt	60,000	205,000	150,000
Repayments on unsecured debt	—	(80,000)	—
Repayments on secured debt	(58,209)	(92,773)	(102,337)
Debt issuance costs	(380)	(1,487)	(1,952)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(86,725)	(80,899)	(75,845)
Proceeds from common stock offerings	109,207	59,283	6,233
Proceeds from dividend reinvestment plan	228	236	256
Other	(4,534)	(2,462)	(1,384)
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,906	48,082	26,406
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(506)	474	37
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	522	48	11
CASH AND CASH EQUIVALENTS AT END OF YEAR	$16	522	48
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $5,765, $5,340, and $5,257 for 2017, 2016 and 2015, respectively	$33,634	33,595	33,164

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 and 2015

(1)	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc. ("EastGroup" or "the Company"), its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.

At December 31, 2015, EastGroup had a controlling interest in two joint ventures, the 80% owned University Business Center and the 80% owned Castilian Research Center. During the second quarter of 2016, Castilian Research Center was sold, and the joint venture was subsequently terminated. At December 31, 2016, the Company had a controlling interest in one joint venture, the 80% owned University Business Center. During the fourth quarter of 2017, EastGroup closed the acquisition of the 20% noncontrolling interest in two of the four University Business Center buildings; the Company now owns 100% of University Business Center 125 and 175. As of December 31, 2017, EastGroup had an 80% controlling interest in University Business Center 120 and 130.

The Company records 100% of the assets, liabilities, revenues and expenses of the buildings held in joint ventures with the noncontrolling interests provided for in accordance with the joint venture agreements.

The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)	Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2017, 2016 and 2015 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2017, 2016 and 2015.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2017	2016	2015
Common Share Distributions:
Ordinary dividends	$2.49146	2.10494	2.24258
Nondividend distributions	0.02686	0.05202	0.02774
Unrecaptured Section 1250 capital gain	—	0.12872	0.06968
Other capital gain	0.00168	0.15432	—
Total Common Share Distributions	$2.52000	2.44000	2.34000

EastGroup applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2013 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2017 and 2016.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists.  If a significant uncertainty exists, interest income is recognized as collected.  If applicable, discounts on mortgage loans receivable are amortized over the lives of the loans using a method that does not differ materially from the interest method.  The Company evaluates the collectibility of both interest and principal on each of its loans to determine whether the loans are impaired.  A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell.  As of December 31, 2017 and 2016, there was no significant uncertainty of collection; therefore, interest income was recognized.  As of December 31, 2017 and 2016, the Company determined that no allowance for collectibility of the mortgage loans receivable was necessary.

(d)	Real Estate Properties
EastGroup has one reportable segment–industrial properties.  These properties are concentrated in major Sunbelt markets of the United States, primarily in the states of Florida, Texas, Arizona, California and North Carolina, have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of December 31, 2017 and 2016, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $69,010,000, $63,793,000 and $59,882,000 for 2017, 2016 and 2015, respectively.

(e)	Development
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2018, the Company is implementing an accounting policy change and will begin transferring properties from Development to Real estate properties at the earlier of 90% occupancy or one year after completion of the shell construction.

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
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method. Amortization of debt issuance costs was $1,250,000, $1,534,000 and $1,336,000 for 2017, 2016 and 2015, respectively. Amortization of facility fees was $670,000, $670,000 and $608,000 for 2017, 2016 and 2015, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  Leasing costs paid during the period are included in Changes in other assets and other liabilities in the Investing Activities section on the Consolidated Statements of Cash Flows.  Leasing costs amortization expense was $10,329,000, $9,932,000 and $9,038,000 for 2017, 2016 and 2015, respectively.

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

As discussed in Note 1(o), beginning with acquisitions after October 1, 2016, the Company follows the guidance in ASU 2017-01, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup has determined that its real estate property acquisitions in 2017 and the fourth quarter of 2016 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company has capitalized acquisition costs related to its 2017 and fourth quarter 2016 acquisitions.

The FASB Codification provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values.  Goodwill for business combinations is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  Factors considered by management

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amortization of above and below market leases increased rental income by $529,000, $488,000 and $448,000 in 2017, 2016 and 2015, respectively.  Amortization expense for in-place lease intangibles was $4,535,000, $4,210,000 and $4,370,000 for 2017, 2016 and 2015, respectively.

Projected amortization of in-place lease intangibles for the next five years as of December 31, 2017 is as follows:

Years Ending December 31,	(In thousands)
2018	$3,576
2019	2,555
2020	1,911
2021	1,482
2022	893

During 2017, the Company acquired the following operating properties: Shiloh 400, Broadmoor Commerce Park and Hurricane Shoals 1 & 2 in Atlanta and Southpark Corporate Center 5-7 in Austin. The Company also acquired one development stage property, Progress Center 1 & 2 in Atlanta. At the time of acquisition, Progress Center 1 & 2 was classified in the lease-up phase of development. The total cost for the properties acquired by the Company was $65,243,000, of which $51,539,000 was allocated to Real estate properties and $10,312,000 was allocated to Development. EastGroup allocated $11,281,000 of the total purchase price to land using third party land valuations for the Atlanta and Austin markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 18 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $3,662,000 to in-place lease intangibles and $115,000 to above market leases (included in Other assets on the Consolidated Balance Sheets), and $385,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

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

The properties purchased in 2016 were acquired for a total cost of $112,158,000, of which $22,228,000 was allocated to Real estate properties and $84,490,000 was allocated to Development.  EastGroup allocated $29,164,000 of the total purchase price to land using third party land valuations for the Dallas, South Florida, Las Vegas and Jacksonville markets. The market values are considered to be Level 3 inputs as defined by ASC 820.  Intangibles associated with the purchase of real estate were allocated as follows:  $5,941,000 to in-place lease intangibles, $393,000 to above market leases and $894,000 to below market leases.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at December 31, 2017 and 2016.

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

In April 2013, the Board of Directors adopted the EastGroup Properties, Inc. 2013 Equity Incentive Plan (the “2013 Equity Plan”) upon the recommendation of the Compensation Committee; the 2013 Equity Plan was approved by the Company's stockholders and became effective May 29, 2013. The 2013 Equity Plan was further amended by the Board of Directors in March 2017. The 2013 Equity Plan replaced the 2004 Plan and the 2005 Directors Equity Incentive Plan. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

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

The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date.  The grant date fair value for awards that have been granted and are subject to a future market condition (total shareholder return) are determined using a simulation pricing model developed to specifically accommodate the unique features of the awards.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, that provides clarifying guidance in certain narrow areas and adds some practical expedients. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date of ASU 2014-09 was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard was effective for the Company on January 1, 2018, and the Company is using the modified retrospective approach upon adoption. The Company has made significant progress in evaluating the effect of ASU 2014-09 on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2018. The Company has completed its inventory of its sources of revenue and does not believe there will be a material financial statement impact or that its pattern of revenue recognition will be materially impacted by the adoption of ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,which requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized costs on the balance sheet. EastGroup adopted ASU 2016-01 effective January 1, 2018. The Company does not anticipate the adoption of ASU 2016-01 will have a material impact on the Company's financial condition or results of operations.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU is intended to provide a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. The Company has determined that some of its real estate property acquisitions may be considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. EastGroup adopted ASU 2017-01 for transactions beginning on October 1, 2016. As a result, the Company has capitalized acquisition costs related to its 2017 and fourth quarter 2016 acquisitions as they were determined not to be acquisitions of a business.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. The ASU is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2017-09 on January 1, 2018, and it does not anticipate that the adoption of ASU 2017-09 will have a material impact on its financial condition or results of operations, as the Company does not expect to have any modifications to share-based payment awards. However, if the Company does have a modification to an award in the future, it will follow the guidance in ASU 2017-09.
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

(q)	Reclassifications
Certain reclassifications have been made in the 2016 and 2015 consolidated financial statements to conform to the 2017 presentation.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	REAL ESTATE PROPERTIES

The Company’s Real estate properties and Development at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(In thousands)
Real estate properties:
Land	$345,424	308,931
Buildings and building improvements	1,587,130	1,435,309
Tenant and other improvements	402,905	368,833
Development	242,014	293,908
	2,577,473	2,406,981
Less accumulated depreciation	(749,601)	(694,250)
	$1,827,872	1,712,731

EastGroup acquired operating properties during 2017, 2016 and 2015 as discussed in Note 1(j).

In 2017, Eastgroup sold Stemmons Circle and Techway Southwest I-IV.

In 2016, the Company sold the following operating properties: Northwest Point Distribution and Service Centers, North Stemmons II and III, America Plaza, Lockwood Distribution Center, West Loop Distribution Center 1 & 2, two of its four Interstate Commons Distribution Center buildings, Castilian Research Center and Memphis I.

In 2015, the Company sold one operating property, the last of its three Ambassador Row Warehouses.

The results of operations and gains and losses on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain, net of loss, on sales of real estate investments.

The Company did not classify any properties as held for sale as of December 31, 2017 and 2016.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of Real Estate
A summary of Gain, net of loss, on sales of real estate investments for the years ended December 31, 2017, 2016 and 2015 follows:

Real Estate Properties	Location	Size (in Square Feet)	Date Sold	Net Sales Price	Basis	Recognized Gain
				(In thousands)
2017
Stemmons Circle	Dallas, TX	99,000	05/12/2017	$5,051	1,329	3,722
Techway Southwest I-IV	Houston, TX	415,000	06/19/2017	32,506	14,373	18,133
Total for 2017				$37,557	15,702	21,855
2016
Northwest Point Distribution and Service Centers	Houston, TX	232,000	02/12/2016	$15,189	5,080	10,109
North Stemmons III	Dallas, TX	60,000	03/04/2016	3,131	1,908	1,223
North Stemmons II	Dallas, TX	26,000	04/12/2016	1,203	765	438
Lockwood Distribution Center	Houston, TX	392,000	04/18/2016	14,024	4,154	9,870
West Loop Distribution Center 1 & 2	Houston, TX	161,000	04/19/2016	13,154	3,564	9,590
America Plaza	Houston, TX	121,000	04/28/2016	7,938	3,378	4,560
Interstate Commons Distribution Center 1 & 2	Phoenix, AZ	142,000	05/31/2016	9,906	3,568	6,338
Castilian Research Center (1)	Santa Barbara, CA	30,000	06/28/2016	7,698	7,513	185
Memphis I	Memphis, TN	92,000	12/16/2016	1,482	1,625	(143)
Total for 2016				$73,725	31,555	42,170
2015
Ambassador Row Warehouse	Dallas, TX	185,000	04/13/2015	$4,998	2,095	2,903

(1)
EastGroup owned 80% of Castilian Research Center through a joint venture. The information shown for this transaction also includes the 20% attributable to the Company's noncontrolling interest partner.

The table above includes sales of operating properties; the Company also sold parcels of land during the years presented. During the year ended December 31, 2017, the Company sold parcels of land in El Paso and Dallas for total gross proceeds of $3,778,000 and recognized a net gain of $293,000. During the year ended December 31, 2016, EastGroup sold parcels of land in Houston, Dallas and Orlando for $5,400,000 and recognized a gain of $733,000. During the year ended December 31, 2015, the Company sold a small parcel of land in New Orleans for $170,000 and recognized a gain of $123,000. The net gains on sales of land are included in Other on the Consolidated Statements of Income and Comprehensive Income.

Development
The Company’s development program as of December 31, 2017, was comprised of the properties detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development properties for 2017 were $5,765,000 compared to $5,340,000 for 2016 and $5,257,000 for 2015. In addition, EastGroup capitalized internal development costs of $4,754,000 during the year ended December 31, 2017, compared to $3,789,000 during 2016 and $4,467,000 in 2015.

Total capital invested for development during 2017 was $124,938,000, which primarily consisted of costs of $93,395,000 and $14,819,000 as detailed in the Development Activity table below and costs of $12,811,000 on development properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT ACTIVITY		Costs Incurred				Anticipated Building Conversion Date
		Costs Transferred in 2017 (1)	For the Year Ended 12/31/17	Cumulative as of 12/31/17	Estimated Total Costs (2)
		(In thousands)
	(Unaudited)				(Unaudited)	(Unaudited)
LEASE-UP	Building Size (Square feet)
Alamo Ridge IV, San Antonio, TX	97,000	$—	2,152	7,097	8,300	03/18
Weston, Ft. Lauderdale, FL (3)	134,000	—	1,239	15,520	16,000	03/18
Oak Creek VII, Tampa, FL	116,000	2,153	3,978	6,131	7,500	04/18
Progress Center 1 & 2, Atlanta, GA (4)	132,000	—	10,333	10,333	11,100	04/18
Eisenhauer Point 3, San Antonio, TX	71,000	—	3,411	6,159	6,800	06/18
SunCoast 4, Ft. Myers, FL	93,000	—	2,865	9,120	10,000	06/18
Steele Creek VII, Charlotte, NC	120,000	2,393	5,404	7,797	8,600	09/18
Horizon XII, Orlando, FL	140,000	3,825	7,405	11,230	12,100	12/18
Total Lease-Up	903,000	8,371	36,787	73,387	80,400
UNDER CONSTRUCTION
Country Club V, Tucson, AZ	300,000	—	10,656	13,951	24,200	04/18
Kyrene 202 III, IV & V, Phoenix, AZ	166,000	2,280	9,263	11,543	13,800	02/19
CreekView 121 3 & 4, Dallas, TX	158,000	3,701	6,610	10,311	14,200	03/19
Eisenhauer Point 5, San Antonio, TX	98,000	1,253	4,551	5,804	7,500	03/19
Eisenhauer Point 6, San Antonio, TX	85,000	878	3,172	4,050	5,200	03/19
Horizon X, Orlando, FL	104,000	2,101	1,449	3,550	8,000	04/19
Falcon Field, Phoenix, AZ	96,000	1,733	1,214	2,947	9,000	05/19
Airport Commerce Center 3, Charlotte, NC	96,000	1,653	80	1,733	7,300	07/19
Settlers Crossing 1, Austin, TX	77,000	1,494	62	1,556	7,400	10/19
Settlers Crossing 2, Austin, TX	83,000	1,606	67	1,673	8,000	10/19
Total Under Construction	1,263,000	16,699	37,124	57,118	104,600
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	—	(4,013)	120	—
Tucson, AZ (5)	—	—	(417)	—
Ft. Myers, FL	570,000	—	469	14,112
Miami, FL	850,000	—	3,632	30,876
Orlando, FL	418,000	(5,926)	917	11,120
Tampa, FL	32,000	(2,153)	32	1,560
Atlanta, GA	196,000	—	1,207	1,207
Jackson, MS	28,000	—	—	706
Charlotte, NC	655,000	(4,046)	1,472	6,729
Austin, TX	180,000	(3,100)	6,120	3,020
Dallas, TX	491,000	(3,701)	975	9,596
El Paso, TX (6)	—	—	(2,444)	—
Houston, TX (7)	1,476,000	—	(184)	21,190
San Antonio, TX	965,000	(2,131)	7,585	11,393
Total Prospective Development	5,861,000	(25,070)	19,484	111,509
	8,027,000	$—	93,395	242,014
COMPLETED DEVELOPMENT AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2017	Building Size (Square feet)					Building Conversion Date
Eisenhauer Point 1 & 2, San Antonio, TX	201,000	$—	19	15,795		01/17
South 35th Avenue, Phoenix, AZ (8)	125,000	—	—	1,664		01/17
Alamo Ridge III, San Antonio, TX	135,000	—	28	10,587		02/17
Parc North 1-4, Dallas, TX (9)	446,000	—	132	32,252		02/17
Madison IV & V, Tampa, FL	145,000	—	549	8,074		03/17
Jones Corporate Park, Las Vegas, NV (10)	416,000	—	275	39,815		04/17
Steele Creek VI, Charlotte, NC	137,000	—	519	7,525		04/17
Ten Sky Harbor, Phoenix, AZ	64,000	—	100	5,365		04/17
Horizon V, Orlando, FL	141,000	—	4,814	9,249		05/17
Horizon VII, Orlando, FL	109,000	—	1,375	8,266		06/17
Eisenhauer Point 4, San Antonio, TX	85,000	—	2,544	5,197		07/17
CreekView 121 1 & 2, Dallas, TX	193,000	—	4,464	16,319		08/17
Total Transferred to Real Estate Properties	2,197,000	$—	14,819	160,108	(11)

Footnotes for the Development Activity table are on the following page.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.

(2)	Included in these costs are development obligations of $29.0 million and tenant improvement obligations of $5.8 million on properties under development.

(3)	This project was acquired by EastGroup on 11/1/16 and underwent redevelopment.

(4)	This project was acquired by EastGroup on 12/12/17 during the lease-up phase.

(5)	Negative amount represents land inventory costs transferred to Real Estate Properties for storage yard and parking lot expansion.

(6)	Negative amount represents land sold on 11/3/17.

(7)	Negative amount represents West Road retention ponds and infrastructure conveyed to West Harris County Municipal Utility District.

(8)	This property was redeveloped from a manufacturing building to a multi-tenant distribution building.

(9)	This project was acquired by EastGroup on 7/8/16 during the lease-up phase.

(10)	This project was acquired by EastGroup on 11/15/16 during the lease-up phase.

(11)	Represents cumulative costs at the date of transfer.

Future Minimum Rental Receipts Under Non-Cancelable Leases
The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2017:

Years Ending December 31,	(In thousands)
2018	$204,614
2019	177,110
2020	139,791
2021	100,559
2022	74,092
Thereafter	147,960
Total minimum receipts	$844,126

Ground Leases
As of December 31, 2017, the Company owned two properties in Florida, two properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to November 2037, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  Total ground lease expenditures for the years ended December 31, 2017, 2016 and 2015 were $760,000, $756,000 and $756,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  The following schedule indicates approximate future minimum ground lease payments for these properties by year as of December 31, 2017:

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2018	$761
2019	761
2020	761
2021	761
2022	761
Thereafter	9,729
Total minimum payments	$13,534

(3)	UNCONSOLIDATED INVESTMENT

The Company owns a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2018 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $8,029,000 at December 31, 2017, and $7,681,000 at December 31, 2016.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	MORTGAGE LOANS RECEIVABLE

As of December 31, 2016, the Company had two mortgage loans receivable, both of which were classified as first mortgage loans, with effective interest rates of 5.25% and maturity dates in October 2017. During 2017, the loan agreements were amended and restated. As of December 31, 2017, EastGroup had two mortgage loans receivable, both of which were classified as first mortgage loans, with effective interest rates of 5.15% and maturity dates in December 2022. Mortgage loans receivable are included in Other assets on the Consolidated Balance Sheets. See Note 5 for a summary of Other assets.

(5)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	December 31,
	2017	2016
	(In thousands)
Leasing costs (principally commissions)	$72,722	65,521
Accumulated amortization of leasing costs	(27,973)	(26,340)
Leasing costs (principally commissions), net of accumulated amortization	44,749	39,181

Straight-line rents receivable	31,609	28,369
Allowance for doubtful accounts on straight-line rents receivable	(48)	(76)
Straight-line rents receivable, net of allowance for doubtful accounts	31,561	28,293

Accounts receivable	6,004	6,824
Allowance for doubtful accounts on accounts receivable	(577)	(809)
Accounts receivable, net of allowance for doubtful accounts	5,427	6,015

Acquired in-place lease intangibles	20,690	21,231
Accumulated amortization of acquired in-place lease intangibles	(8,974)	(8,642)
Acquired in-place lease intangibles, net of accumulated amortization	11,716	12,589

Acquired above market lease intangibles	1,550	1,594
Accumulated amortization of acquired above market lease intangibles	(794)	(736)
Acquired above market lease intangibles, net of accumulated amortization	756	858

Mortgage loans receivable	4,581	4,752
Interest rate swap assets	6,034	4,546
Goodwill	990	990
Prepaid expenses and other assets	11,490	7,606
Total Other assets	$117,304	104,830

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	UNSECURED BANK CREDIT FACILITIES

EastGroup has a $300 million unsecured revolving credit facility with a group of nine banks that matures in July 2019. The credit facility contains options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2017, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018.  As of December 31, 2017, EastGroup had an additional $110,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 2.528%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company also has a $35 million unsecured revolving credit facility that matures in July 2019. This credit facility automatically extends for one year if the extension option in the $300 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of December 31, 2017, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At December 31, 2017, the interest rate was 2.564% on a balance of $6,339,000.

Average unsecured bank credit facilities borrowings were $114,751,000 in 2017, $106,352,000 in 2016 and $109,777,000 in 2015, with weighted average interest rates (excluding amortization of facility fees and debt issuance costs) of 2.07% in 2017, 1.49% in 2016 and 1.29% in 2015.  Amortization of facility fees was $670,000, $670,000 and $608,000 for 2017, 2016 and 2015, respectively.  Amortization of debt issuance costs for the Company's unsecured bank credit facilities was $451,000, $450,000 and $493,000 for 2017, 2016 and 2015, respectively.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2017.

See Note 7 for a detail of the outstanding balances of the Company's Unsecured bank credit facilities as of December 31, 2017 and 2016.

(7)	UNSECURED AND SECURED DEBT

The Company's debt is detailed below. EastGroup presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets as detailed below.

	December 31, 2017	December 31, 2016
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$116,339	112,020
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	80,000
Unamortized debt issuance costs	(630)	(1,030)
Unsecured bank credit facilities	195,709	190,990

Unsecured debt - fixed rate, carrying amount (1)	715,000	655,000
Unamortized debt issuance costs	(1,939)	(2,162)
Unsecured debt	713,061	652,838

Secured debt - fixed rate, carrying amount (1)	200,354	258,594
Unamortized debt issuance costs	(842)	(1,089)
Secured debt	199,512	257,505

Total debt	$1,108,282	1,101,333

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the carrying amount of Unsecured debt follows:

				Balance at December 31,
	Margin Above LIBOR	Interest Rate	Maturity Date	2017	2016
				(In thousands)
$50 Million Unsecured Term Loan	Not applicable	3.910%	12/21/2018	$50,000	50,000
$75 Million Unsecured Term Loan (1)	1.150%	2.846%	07/31/2019	75,000	75,000
$75 Million Unsecured Term Loan (1)	1.100%	3.452%	12/20/2020	75,000	75,000
$40 Million Unsecured Term Loan (1)	1.100%	2.335%	07/30/2021	40,000	40,000
$75 Million Unsecured Term Loan (1)	1.400%	3.031%	02/28/2022	75,000	75,000
$65 Million Unsecured Term Loan (1)	1.650%	2.863%	04/01/2023	65,000	65,000
$100 Million Senior Unsecured Notes:
$30 Million Notes	Not applicable	3.800%	08/28/2020	30,000	30,000
$50 Million Notes	Not applicable	3.800%	08/28/2023	50,000	50,000
$20 Million Notes	Not applicable	3.800%	08/28/2025	20,000	20,000
$60 Million Senior Unsecured Notes	Not applicable	3.460%	12/13/2024	60,000	—
$100 Million Senior Unsecured Notes:
$60 Million Notes	Not applicable	3.480%	12/15/2024	60,000	60,000
$40 Million Notes	Not applicable	3.750%	12/15/2026	40,000	40,000
$25 Million Senior Unsecured Notes	Not applicable	3.970%	10/01/2025	25,000	25,000
$50 Million Senior Unsecured Notes	Not applicable	3.990%	10/07/2025	50,000	50,000
				$715,000	655,000

(1)
The interest rates on these unsecured term loans are comprised of LIBOR plus a margin which is subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into interest rate swap agreements (further described in Note 13) to convert the loans' LIBOR rates to effectively fixed interest rates. The interest rates in the table above are the effectively fixed interest rates for the loans, including the effects of the interest rate swaps, as of December 31, 2017.

The Company’s unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2017.

A summary of the carrying amount of Secured debt follows:

	Interest Rate	Monthly P&I Payment	Maturity Date	Carrying Amount of Securing Real Estate at December 31, 2017	Balance at December 31,
Property					2017	2016
				(In thousands)
Arion 16, Broadway VI, Chino, East University I & II, Northpark, Santan 10 II, 55th Avenue and World Houston 1 & 2, 21 & 23	5.57%	518,885	Repaid	$—	—	47,496
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington	7.50%	539,747	05/05/2019	45,886	49,580	52,231
Blue Heron II	5.39%	16,176	02/29/2020	4,425	409	576
40th Avenue, Beltway Crossing V, Centennial Park, Executive Airport, Interchange Park I, Ocean View, Wetmore 5-8 and World Houston 26, 28, 29 & 30	4.39%	463,778	01/05/2021	67,796	55,317	58,380
Colorado Crossing, Interstate I-III, Rojas, Steele Creek 1 & 2, Venture and World Houston 3-9	4.75%	420,045	06/05/2021	56,000	50,161	52,752
Arion 18, Beltway Crossing VI & VII, Commerce Park II & III, Concord, Interstate V-VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	329,796	01/05/2022	56,440	42,315	44,493
Ramona	3.85%	16,287	11/30/2026	9,027	2,572	2,666
				$239,574	200,354	258,594

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt (primarily unsecured), and/or proceeds from the issuance of equity instruments.

Principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), due during the next five years as of December 31, 2017 are as follows:

Years Ending December 31,	(In thousands)
2018	$61,314
2019	130,569
2020	114,096
2021	129,563
2022	107,769

(8)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2017	2016
	(In thousands)
Property taxes payable	$12,081	14,186
Development costs payable	9,699	9,844
Real estate improvements and capitalized leasing costs payable	3,957	2,304
Interest payable	3,744	3,822
Dividends payable on unvested restricted stock	1,365	1,530
Book overdraft (1)	20,902	14,452
Other payables and accrued expenses	13,219	6,563
Total Accounts payable and accrued expenses	$64,967	52,701

(1) Represents unfunded outstanding checks for which the bank has not advanced cash to the Company. See Note 1(p).

(9)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	December 31,
	2017	2016
	(In thousands)
Security deposits	$16,668	14,782
Prepaid rent and other deferred income	9,352	9,795

Acquired below-market lease intangibles	4,135	4,012
Accumulated amortization of below-market lease intangibles	(2,147)	(1,662)
Acquired below-market lease intangibles, net of accumulated amortization	1,988	2,350

Interest rate swap liabilities	695	2,578
Prepaid tenant improvement reimbursements	124	343
Other liabilities	15	16
Total Other liabilities	$28,842	29,864

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2017:

	Years Ended December 31,
	2017	2016	2015
	Common Shares
Shares outstanding at beginning of year	33,332,213	32,421,460	32,232,587
Common stock offerings	1,370,457	875,052	106,751
Dividend reinvestment plan	2,744	3,326	4,536
Incentive restricted stock granted	93,285	80,529	100,622
Incentive restricted stock forfeited	(16,000)	(910)	—
Director common stock awarded	8,881	10,072	9,373
Director restricted stock granted	282	—	—
Restricted stock withheld for tax obligations	(33,695)	(57,316)	(32,409)
Shares outstanding at end of year	34,758,167	33,332,213	32,421,460

Common Stock Issuances
The following table presents the common stock issuance activity for the three years ended December 31, 2017:

Years Ended December 31,	Number of Common Shares Issued	Net Proceeds
		(In thousands)
2017	1,370,457	$109,207
2016	875,052	59,283
2015	106,751	6,233

Dividend Reinvestment Plan
The Company has a dividend reinvestment plan that allows stockholders to reinvest cash distributions in new shares of the Company.

(11)	STOCK-BASED COMPENSATION

The Company applies the provisions of ASC 718, Compensation – Stock Compensation, to account for its stock-based compensation plans.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

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

In April 2013, the Board of Directors adopted the EastGroup Properties, Inc. 2013 Equity Incentive Plan (the “2013 Equity Plan”) upon the recommendation of the Compensation Committee; the 2013 Equity Plan was approved by the Company's stockholders and became effective May 29, 2013. The 2013 Equity Plan was further amended by the Board of Directors in March 2017. The 2013 Equity Plan replaced the 2004 Plan and the 2005 Directors Equity Incentive Plan. The 2013 Equity Plan permits the grant of awards to employees and directors with respect to 2,000,000 shares of common stock.
There were 1,671,981, 1,752,345 and 1,802,000 total shares available for grant under the 2013 Equity Plan as of December 31, 2017, 2016 and 2015, respectively. Typically, the Company issues new shares to fulfill stock grants.
Stock-based compensation cost for employees was $6,309,000, $5,184,000 and $7,891,000 for 2017, 2016 and 2015, respectively, of which $1,458,000, $1,183,000 and $1,672,000 were capitalized as part of the Company’s development costs for the respective years.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Equity Awards
The Company's restricted stock program is designed to provide incentives for management to achieve goals established by the Compensation Committee of the Company's Board of Directors (the Committee). The awards act as a retention device, as they vest over time, allowing participants to benefit from dividends on shares as well as potential stock appreciation. Equity awards align management's interests with the long-term interests of shareholders.  The vesting periods of the Company’s restricted stock plans vary, as determined by the Compensation Committee.  Restricted stock is granted to executive officers subject to both continued service and the satisfaction of certain annual performance goals and multi-year market conditions as determined by the Compensation Committee.  Restricted stock is granted to non-executive officers subject only to continued service.  The cost for market-based awards and awards that only require service is amortized on a straight-line basis over the requisite service periods. The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date.

In March 2017, the Committee evaluated the Company's performance compared to certain annual performance measures (primarily funds from operations (FFO) per share and total shareholder return) for the year ended December 31, 2016.  Based on the evaluation, 36,571 shares were awarded to the Company’s executive officers at the grant date (March 2, 2017) fair value of $74.80 per share.  These shares vested 20% on the date shares were determined and awarded and will vest 20% per year on January 1 in years 2018, 2019, 2020 and 2021.  The shares are being expensed on a straight-line basis over the remaining service period.

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

In the second quarter of 2017, the Committee approved an equity compensation plan for certain of its executive officers based upon certain annual performance measures for 2017, including FFO per share, same property net operating income change, general and administrative costs, and fixed charge coverage. During the first quarter of 2018, the Committee will measure the Company's performance for 2017 against bright-line tests established by the Committee on the grant date of May 10, 2017.  The number of shares that may be earned for the achievement of the annual performance measures could range from zero to 21,096.  These shares, which have a grant date fair value of $78.18, would vest 20% on the date shares are determined and 20% per year on each January 1 for the subsequent four years. On the grant date of May 10, 2017, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Also during the second quarter of 2017, 5,169 shares were granted to certain executive officers subject only to continued service as of the vesting dates. These shares, which have a weighted average grant date fair value of $81.27 per share, vested 20% on January 1, 2018, and will vest 20% per year on January 1 in years 2019, 2020, 2021 and 2022. The shares are being expensed on a straight-line basis over the remaining service period.

Also during the second quarter of 2017, 12,850 shares were granted to certain non-executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $84.57 per share, vested 20% on January 1, 2018, and will vest 20% per year on January 1 in years 2019, 2020, 2021 and 2022. The shares are being expensed on a straight-line basis over the remaining service period.

During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares.  For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  Share certificates and dividends are delivered to the employee as they vest.  As of December 31, 2017, there was $5,988,000 of unrecognized compensation cost related to unvested restricted stock compensation for employees and directors that is expected to be recognized over a weighted average period of 2.7 years.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2017, 2016 and 2015. Of the shares that vested in 2017, 2016 and 2015, 33,695 shares, 57,316 shares and 32,409 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. As of the grant date, the fair value of shares that were granted during 2017, 2016 and 2015 was $7,155,000, $4,736,000 and $6,145,000, respectively. As of the vesting date, the fair value of shares that vested during 2017, 2016 and 2015 was $6,441,000, $10,013,000 and $6,664,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	162,087	$51.97	260,698	$52.68	265,911	$49.79
Granted (1)	93,285	76.70	80,529	58.81	100,622	61.07
Forfeited	(16,000)	36.98	(910)	52.89	—	—
Vested	(86,728)	61.62	(178,230)	56.09	(105,835)	53.40
Unvested at end of year	152,644	63.18	162,087	51.97	260,698	52.68

(1) Does not include the restricted shares that may be earned if the performance goals established in 2017 for annual and long-term performance periods are achieved. Depending on the actual level of achievement of the goals at the end of the open performance periods, the number of shares earned could range from zero to 59,477.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a vesting schedule of the total unvested shares as of December 31, 2017:

Unvested Shares Vesting Schedule	Number of Shares
2018	50,158
2019	44,235
2020	41,064
2021	13,584
2022	3,603
Total Unvested Shares	152,644

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

Directors were issued 8,881 shares, 10,072 shares and 9,373 shares of common stock as annual retainer awards for 2017, 2016 and 2015, respectively.

During the third quarter of 2017, 282 shares were granted to a newly elected non-employee Director subject only to continued service as of the vesting date. The shares, which have a grant date fair value of $88.86 per share, will vest 25% per year on September 8 in years 2018, 2019, 2020 and 2021. The shares are being expensed on a straight-line basis over the remaining service period.

During 2013, 417 shares were granted to a newly elected non-employee Director subject only to continued service as of the vesting date. The shares, which have a grant date fair value of $59.97 per share, vested 25% on each of December 6, 2014, 2015, 2016 and 2017.

As of the vesting date, the fair value of shares that vested during 2017, 2016 and 2015 was $9,000, $8,000 and $6,000, respectively.  Stock-based compensation expense for directors was $670,000, $589,000 and $514,000 for 2017, 2016 and 2015, respectively.

(12)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income.  The components of Accumulated other comprehensive income (loss) for 2017, 2016 and 2015 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 13 for information regarding the Company’s interest rate swaps.

	Years Ended December 31,
	2017	2016	2015
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):	(In thousands)
Balance at beginning of year	$1,995	(3,456)	(2,357)
Change in fair value of interest rate swaps - cash flow hedges	3,353	5,451	(1,099)
Balance at end of year	$5,348	1,995	(3,456)

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of December 31, 2017, EastGroup had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

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

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company's variable-rate debt. The Company estimates the swap interest receipts will be $617,000 over the next twelve months. These receipts approximate the expected cash interest receipts due from counterparties for the swaps. Since the interest payments and receipts on the swaps in combination with the associated debt have been effectively fixed, this estimate is not in addition to the Company's total expected combined interest payments or expense for the next twelve months.

The Company's valuation methodology for over-the-counter (“OTC”) derivatives is to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Uncollateralized or partially-collateralized trades are discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. The Company calculates its derivative values using mid-market prices.

As of December 31, 2017 and 2016, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of December 31, 2017	Notional Amount as of December 31, 2016
	(In thousands)
Interest Rate Swap	$80,000	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2017 and 2016. See Note 18 for additional information on the fair value of the Company's interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Derivatives As of December 31, 2017		Derivatives As of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$6,034	Other assets	$4,546
Interest rate swap liabilities	Other liabilities	695	Other liabilities	2,578

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$1,437	1,410	(5,374)
Amount of loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	1,916	4,041	4,275

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

As of December 31, 2017, the fair value of derivatives in an asset position related to these agreements was $6,034,000, and the fair value of derivatives in a liability position related to these agreements was $695,000. As of December 31, 2017, the Company has not posted any collateral related to these arrangements. If the Company had breached any of the contractual provisions of the derivative contract, it could have been required to settle its obligations under the agreements at their termination value. The swap termination value of derivatives in an asset position was an asset in the amount of $6,084,000, and the swap termination value of derivatives in a liability position was a liability in the amount of $717,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted EPS.  Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	2017	2016	2015
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$83,183	95,509	47,866
Denominator – weighted average shares outstanding	33,996	32,563	32,091
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$83,183	95,509	47,866
Denominator:
Weighted average shares outstanding	33,996	32,563	32,091
Unvested restricted stock	51	65	105
Total Shares	34,047	32,628	32,196

(15)	QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

	2017 Quarter Ended				2016 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)
Revenues	$66,409	90,004	69,001	71,944	73,189	93,279	64,043	66,614
Expenses	(53,436)	(53,027)	(53,029)	(54,277)	(51,359)	(49,186)	(49,243)	(51,243)
Net Income	12,973	36,977	15,972	17,667	21,830	44,093	14,800	15,371
Net income attributable to noncontrolling interest in joint ventures	(154)	(87)	(88)	(77)	(119)	(180)	(139)	(147)
Net income attributable to EastGroup Properties, Inc. common stockholders	$12,819	36,890	15,884	17,590	21,711	43,913	14,661	15,224
BASIC PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.38	1.09	0.46	0.51	0.67	1.36	0.45	0.46
Weighted average shares outstanding	33,361	33,987	34,215	34,406	32,254	32,376	32,741	32,874
DILUTED PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.38	1.08	0.46	0.51	0.67	1.35	0.45	0.46
Weighted average shares outstanding	33,409	34,040	34,290	34,505	32,307	32,440	32,823	32,964

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

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $672,000, $675,000 and $585,000 for 2017, 2016 and 2015, respectively.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2017 and 2016.

	December 31,
	2017		2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$16	16	522	522
Mortgage loans receivable	4,581	4,569	4,752	4,747
Interest rate swap assets	6,034	6,034	4,546	4,546
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	116,339	116,277	112,020	111,923
Unsecured bank credit facilities - fixed rate (2)	80,000	80,003	80,000	79,998
Unsecured debt (2)	715,000	703,871	655,000	623,147
Secured debt (2)	200,354	206,408	258,594	266,585
Interest rate swap liabilities	695	695	2,578	2,578

(1)	Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as indicated in the notes below.

(2)	Carrying amounts and fair values shown in the table exclude debt issuance costs (see Notes 6 and 7 for additional information).

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

On January 26, 2018, EastGroup closed the sale of World Houston 18, a 33,000 square foot, non-EastGroup developed, single-tenant building in Houston, for $2.5 million. The transaction generated a gain on sale which will be recognized in the first quarter of 2018.

Subsequent to December 31, 2017, the Company executed a commitment letter for $60 million of senior unsecured private placement notes with an insurance company. The notes, which are expected to close in April 2018, have a 10-year term and a fixed interest rate of 3.93% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
56th Street Commerce Park	$—	843	3,567	4,527	843	8,094	8,937	6,129	1993	1981/86/97
Jetport Commerce Park	—	1,575	6,591	5,899	1,575	12,490	14,065	8,545	1993-99	1974-85
Westport Commerce Center	—	980	3,800	2,765	980	6,565	7,545	4,628	1994	1983/87
Benjamin Distribution Center I & II	—	843	3,963	1,572	883	5,495	6,378	3,788	1997	1996
Benjamin Distribution Center III	—	407	1,503	650	407	2,153	2,560	1,559	1999	1988
Palm River Center	—	1,190	4,625	2,585	1,190	7,210	8,400	4,763	1997/98	1990/97/98
Palm River North I & III	—	1,005	4,688	2,404	1,005	7,092	8,097	4,234	1998	2000
Palm River North II	—	634	4,418	399	634	4,817	5,451	3,399	1997/98	1999
Palm River South I	—	655	3,187	655	655	3,842	4,497	1,823	2000	2005
Palm River South II	—	655	—	4,417	655	4,417	5,072	2,140	2000	2006
Walden Distribution Center I	—	337	3,318	625	337	3,943	4,280	2,111	1997/98	2001
Walden Distribution Center II	—	465	3,738	1,479	465	5,217	5,682	2,788	1998	1998
Oak Creek Distribution Center I	—	1,109	6,126	1,374	1,109	7,500	8,609	4,020	1998	1998
Oak Creek Distribution Center II	—	647	3,603	1,670	647	5,273	5,920	2,514	2003	2001
Oak Creek Distribution Center III	—	439	—	3,196	556	3,079	3,635	1,171	2005	2007
Oak Creek Distribution Center IV	—	682	6,472	773	682	7,245	7,927	2,750	2005	2001
Oak Creek Distribution Center V	—	724	—	5,853	916	5,661	6,577	2,260	2005	2007
Oak Creek Distribution Center VI	—	642	—	5,241	812	5,071	5,883	1,655	2005	2008
Oak Creek Distribution Center VIII	—	843	—	6,230	1,051	6,022	7,073	425	2005	2015
Oak Creek Distribution Center IX	—	618	—	4,963	781	4,800	5,581	1,341	2005	2009
Oak Creek Distribution Center A	—	185	—	1,493	185	1,493	1,678	477	2005	2008
Oak Creek Distribution Center B	—	227	—	1,549	227	1,549	1,776	498	2005	2008
Airport Commerce Center	—	1,257	4,012	937	1,257	4,949	6,206	2,725	1998	1998
Westlake Distribution Center	—	1,333	6,998	2,367	1,333	9,365	10,698	5,409	1998	1998/99
Expressway Commerce Center I	—	915	5,346	1,372	915	6,718	7,633	3,334	2002	2004
Expressway Commerce Center II	—	1,013	3,247	462	1,013	3,709	4,722	1,934	2003	2001
Silo Bend Distribution Center	—	4,131	27,497	1,635	4,132	29,131	33,263	6,071	2011	1987/90

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Tampa East Distribution Center	—	791	4,758	513	791	5,271	6,062	1,271	2011	1984
Tampa West Distribution Center	—	2,139	8,502	1,145	2,140	9,646	11,786	2,250	2011	1975/93/94
Madison Distribution Center	—	495	2,779	428	495	3,207	3,702	774	2012	2007
Madison Distribution Center II & III	—	624	—	7,004	624	7,004	7,628	632	2012	2015
Madison Distribution Center IV & V	—	565	—	8,202	565	8,202	8,767	271	2012	2016
Orlando
Chancellor Center	—	291	1,711	476	291	2,187	2,478	1,272	1996/97	1996/97
Exchange Distribution Center I	—	603	2,414	2,275	603	4,689	5,292	3,314	1994	1975
Exchange Distribution Center II	—	300	945	454	300	1,399	1,699	810	2002	1976
Exchange Distribution Center III	—	320	997	403	320	1,400	1,720	903	2002	1980
Sunbelt Distribution Center	—	1,472	5,745	5,901	1,472	11,646	13,118	8,622	1989/97/98	1974/87/97/98
John Young Commerce Center I	—	497	2,444	1,291	497	3,735	4,232	2,082	1997/98	1997/98
John Young Commerce Center II	—	512	3,613	529	512	4,142	4,654	2,632	1998	1999
Altamonte Commerce Center I	—	1,498	2,661	2,675	1,498	5,336	6,834	3,856	1999	1980/82
Altamonte Commerce Center II	—	745	2,618	1,252	745	3,870	4,615	2,212	2003	1975
Sunport Center I	—	555	1,977	1,011	555	2,988	3,543	1,516	1999	1999
Sunport Center II	—	597	3,271	1,872	597	5,143	5,740	3,379	1999	2001
Sunport Center III	—	642	3,121	1,032	642	4,153	4,795	2,194	1999	2002
Sunport Center IV	—	642	2,917	1,804	642	4,721	5,363	2,324	1999	2004
Sunport Center V	—	750	2,509	2,385	750	4,894	5,644	2,694	1999	2005
Sunport Center VI	—	672	—	3,486	672	3,486	4,158	1,358	1999	2006
Southridge Commerce Park I	—	373	—	4,829	373	4,829	5,202	2,805	2003	2006
Southridge Commerce Park II	—	342	—	4,424	342	4,424	4,766	2,195	2003	2007
Southridge Commerce Park III	—	547	—	5,543	547	5,543	6,090	2,118	2003	2007
Southridge Commerce Park IV (h)	2,798	506	—	4,632	506	4,632	5,138	1,842	2003	2006
Southridge Commerce Park V (h)	2,660	382	—	4,502	382	4,502	4,884	2,056	2003	2006
Southridge Commerce Park VI	—	571	—	5,284	571	5,284	5,855	1,879	2003	2007
Southridge Commerce Park VII	—	520	—	6,715	520	6,715	7,235	2,354	2003	2008
Southridge Commerce Park VIII	—	531	—	6,345	531	6,345	6,876	1,902	2003	2008
Southridge Commerce Park IX	—	468	—	6,453	468	6,453	6,921	1,415	2003	2012
Southridge Commerce Park X	—	414	—	4,867	414	4,867	5,281	794	2003	2012

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Southridge Commerce Park XI	—	513	—	5,927	513	5,927	6,440	1,123	2003	2012
Southridge Commerce Park XII	—	2,025	—	16,896	2,025	16,896	18,921	4,715	2005	2008
Horizon Commerce Park I	—	991	—	6,519	991	6,519	7,510	898	2008	2014
Horizon Commerce Park II	—	1,111	—	7,197	1,111	7,197	8,308	796	2008	2014
Horizon Commerce Park III	—	991	—	6,471	991	6,471	7,462	490	2008	2016
Horizon Commerce Park IV	—	1,097	—	8,549	1,097	8,549	9,646	663	2008	2015
Horizon Commerce Park V	—	1,108	—	8,590	1,108	8,590	9,698	209	2008	2017
Horizon Commerce Park VII	—	962	—	7,468	961	7,469	8,430	233	2008	2017
Jacksonville
Deerwood Distribution Center	—	1,147	1,799	3,389	1,147	5,188	6,335	3,181	1989	1978
Phillips Distribution Center	—	1,375	2,961	4,414	1,375	7,375	8,750	5,373	1994	1984/95
Lake Pointe Business Park	—	3,442	6,450	8,272	3,442	14,722	18,164	11,091	1993	1986/87
Ellis Distribution Center	—	540	7,513	1,752	540	9,265	9,805	4,770	1997	1977
Westside Distribution Center	—	2,011	15,374	8,211	2,011	23,585	25,596	12,109	1997/2008	1984/85
Beach Commerce Center	—	476	1,899	678	476	2,577	3,053	1,385	2000	2000
Interstate Distribution Center	—	1,879	5,700	1,808	1,879	7,508	9,387	4,012	2005	1990
Flagler Center	—	7,317	14,912	28	7,317	14,940	22,257	675	2016	1997/2005
Ft. Lauderdale/Palm Beach area
Linpro Commerce Center	—	613	2,243	3,049	616	5,289	5,905	3,382	1996	1986
Cypress Creek Business Park	—	—	2,465	1,892	—	4,357	4,357	3,001	1997	1986
Lockhart Distribution Center	—	—	3,489	2,935	—	6,424	6,424	4,291	1997	1986
Interstate Commerce Center	—	485	2,652	836	485	3,488	3,973	2,308	1998	1988
Executive Airport Distribution Ctr (f)	6,915	1,991	4,857	5,265	1,991	10,122	12,113	4,879	2001	2004/06
Sample 95 Business Park	—	2,202	8,785	3,524	2,202	12,309	14,511	7,917	1996/98	1990/99
Blue Heron Distribution Center	—	975	3,626	1,961	975	5,587	6,562	3,572	1999	1986
Blue Heron Distribution Center II	409	1,385	4,222	1,333	1,385	5,555	6,940	2,515	2004	1988
Blue Heron Distribution Center III	—	450	—	2,683	450	2,683	3,133	904	2004	2009

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Ft. Myers
SunCoast Commerce Center I	—	911	—	4,809	928	4,792	5,720	1,754	2005	2008
SunCoast Commerce Center II	—	911	—	4,993	928	4,976	5,904	2,005	2005	2007
SunCoast Commerce Center III	—	1,720	—	6,665	1,763	6,622	8,385	2,216	2006	2008
CALIFORNIA
San Francisco area
Wiegman Distribution Center I	—	2,197	8,788	2,105	2,308	10,782	13,090	6,211	1996	1986/87
Wiegman Distribution Center II	—	2,579	4,316	152	2,579	4,468	7,047	695	2012	1998
Huntwood Distribution Center	—	3,842	15,368	3,109	3,842	18,477	22,319	10,819	1996	1988
San Clemente Distribution Center	—	893	2,004	932	893	2,936	3,829	1,846	1997	1978
Yosemite Distribution Center	—	259	7,058	1,344	259	8,402	8,661	4,670	1999	1974/87
Los Angeles area
Kingsview Industrial Center (e)	2,455	643	2,573	892	643	3,465	4,108	1,949	1996	1980
Dominguez Distribution Center (e)	6,693	2,006	8,025	1,170	2,006	9,195	11,201	5,525	1996	1977
Main Street Distribution Center	—	1,606	4,103	831	1,606	4,934	6,540	2,757	1999	1999
Walnut Business Center (e)	6,352	2,885	5,274	2,471	2,885	7,745	10,630	4,113	1996	1966/90
Washington Distribution Center (e)	4,321	1,636	4,900	695	1,636	5,595	7,231	3,133	1997	1996/97
Chino Distribution Center	—	2,544	10,175	1,623	2,544	11,798	14,342	7,929	1998	1980
Ramona Distribution Center	2,572	3,761	5,751	3	3,761	5,754	9,515	488	2014	1984
Industry Distribution Center I (e)	16,148	10,230	12,373	4,418	10,230	16,791	27,021	8,796	1998	1959
Industry Distribution Center III (e)	1,706	—	3,012	(157)	—	2,855	2,855	2,855	2007	1992
Chestnut Business Center	—	1,674	3,465	284	1,674	3,749	5,423	1,902	1998	1999
Los Angeles Corporate Center	—	1,363	5,453	3,214	1,363	8,667	10,030	5,807	1996	1986
Santa Barbara
University Business Center	—	5,517	22,067	8,225	5,520	30,289	35,809	17,119	1996	1987/88
Fresno
Shaw Commerce Center (e)	11,905	2,465	11,627	5,830	2,465	17,457	19,922	10,711	1998	1978/81/87

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
San Diego
Eastlake Distribution Center	—	3,046	6,888	1,786	3,046	8,674	11,720	5,279	1997	1989
Ocean View Corporate Center (f)	8,358	6,577	7,105	957	6,577	8,062	14,639	2,638	2010	2005
TEXAS
Dallas
Interstate Warehouse I & II (g)	5,447	1,746	4,941	3,628	1,746	8,569	10,315	6,223	1988	1978
Interstate Warehouse III (g)	2,163	519	2,008	1,570	519	3,578	4,097	2,082	2000	1979
Interstate Warehouse IV	—	416	2,481	535	416	3,016	3,432	1,541	2004	2002
Interstate Warehouse V, VI, & VII (h)	4,424	1,824	4,106	2,190	1,824	6,296	8,120	2,974	2009	1979/80/81
Venture Warehouses (g)	4,155	1,452	3,762	2,654	1,452	6,416	7,868	5,126	1988	1979
ParkView Commerce Center 1-3	—	2,663	—	18,452	2,663	18,452	21,115	998	2014	2015
Shady Trail Distribution Center	—	635	3,621	1,255	635	4,876	5,511	2,397	2003	1998
Valwood Distribution Center	—	4,361	34,405	3,027	4,361	37,432	41,793	7,806	2012	1986/87/97/98
Northfield Distribution Center	—	12,470	50,713	2,973	12,470	53,686	66,156	11,119	2013	1999-2001/03/04/08
Parc North 1-4	—	4,615	26,358	4,482	4,615	30,840	35,455	998	2016	2016
CreekView 121 1 & 2	—	3,275	—	14,568	3,275	14,568	17,843	310	2015/16	2017
Houston
World Houston Int'l Business Ctr 1 & 2	—	660	5,893	2,066	660	7,959	8,619	4,714	1998	1996
World Houston Int'l Business Ctr 3, 4 & 5 (g)	4,730	1,025	6,413	1,518	1,025	7,931	8,956	4,700	1998	1998
World Houston Int'l Business Ctr 6 (g)	1,850	425	2,423	655	425	3,078	3,503	1,833	1998	1998
World Houston Int'l Business Ctr 7 & 8 (g)	5,392	680	4,584	4,947	680	9,531	10,211	5,580	1998	1998
World Houston Int'l Business Ctr 9 (g)	3,750	800	4,355	1,945	800	6,300	7,100	2,986	1998	1998
World Houston Int'l Business Ctr 10	—	933	4,779	599	933	5,378	6,311	2,601	2001	1999
World Houston Int'l Business Ctr 11	—	638	3,764	1,316	638	5,080	5,718	2,771	1999	1999
World Houston Int'l Business Ctr 12	—	340	2,419	383	340	2,802	3,142	1,608	2000	2002
World Houston Int'l Business Ctr 13	—	282	2,569	417	282	2,986	3,268	1,923	2000	2002
World Houston Int'l Business Ctr 14	—	722	2,629	1,027	722	3,656	4,378	1,782	2000	2003
World Houston Int'l Business Ctr 15	—	731	—	6,266	731	6,266	6,997	3,237	2000	2007
World Houston Int'l Business Ctr 16	—	519	4,248	1,493	519	5,741	6,260	3,175	2000	2005
World Houston Int'l Business Ctr 17	—	373	1,945	799	373	2,744	3,117	1,382	2000	2004

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
World Houston Int'l Business Ctr 18	—	323	1,512	259	323	1,771	2,094	883	2005	1995
World Houston Int'l Business Ctr 19	—	373	2,256	1,126	373	3,382	3,755	1,946	2000	2004
World Houston Int'l Business Ctr 20	—	1,008	1,948	2,060	1,008	4,008	5,016	1,976	2000	2004
World Houston Int'l Business Ctr 21	—	436	—	3,942	436	3,942	4,378	1,492	2000/03	2006
World Houston Int'l Business Ctr 22	—	436	—	4,542	436	4,542	4,978	2,111	2000	2007
World Houston Int'l Business Ctr 23	—	910	—	7,347	910	7,347	8,257	2,989	2000	2007
World Houston Int'l Business Ctr 24	—	837	—	5,883	837	5,883	6,720	2,354	2005	2008
World Houston Int'l Business Ctr 25	—	508	—	3,882	508	3,882	4,390	1,454	2005	2008
World Houston Int'l Business Ctr 26 (f)	2,077	445	—	3,194	445	3,194	3,639	1,124	2005	2008
World Houston Int'l Business Ctr 27	—	837	—	5,004	837	5,004	5,841	1,782	2005	2008
World Houston Int'l Business Ctr 28 (f)	2,977	550	—	4,665	550	4,665	5,215	1,559	2005	2009
World Houston Int'l Business Ctr 29 (f)	2,810	782	—	4,141	974	3,949	4,923	1,247	2007	2009
World Houston Int'l Business Ctr 30 (f)	3,870	981	—	5,798	1,222	5,557	6,779	2,079	2007	2009
World Houston Int'l Business Ctr 31A	—	684	—	4,087	684	4,087	4,771	1,567	2008	2011
World Houston Int'l Business Ctr 31B	—	546	—	3,539	546	3,539	4,085	1,069	2008	2012
World Houston Int'l Business Ctr 32 (h)	3,747	1,225	—	5,655	1,526	5,354	6,880	1,244	2007	2012
World Houston Int'l Business Ctr 33	—	1,166	—	7,867	1,166	7,867	9,033	1,401	2011	2013
World Houston Int'l Business Ctr 34	—	439	—	3,373	439	3,373	3,812	683	2005	2012
World Houston Int'l Business Ctr 35	—	340	—	2,475	340	2,475	2,815	419	2005	2012
World Houston Int'l Business Ctr 36	—	684	—	4,882	684	4,882	5,566	913	2011	2013
World Houston Int'l Business Ctr 37	—	759	—	6,400	759	6,400	7,159	1,144	2011	2013
World Houston Int'l Business Ctr 38	—	1,053	—	7,320	1,053	7,320	8,373	1,346	2011	2013
World Houston Int'l Business Ctr 39	—	620	—	5,202	620	5,202	5,822	611	2011	2014
World Houston Int'l Business Ctr 40	—	1,072	—	9,347	1,072	9,347	10,419	1,028	2011	2014
World Houston Int'l Business Ctr 41	—	649	—	5,950	649	5,950	6,599	572	2011	2014
World Houston Int'l Business Ctr 42	—	571	—	4,814	571	4,814	5,385	409	2011	2015
Central Green Distribution Center	—	566	4,031	794	566	4,825	5,391	2,356	1999	1998
Glenmont Business Park	—	936	6,161	2,958	936	9,119	10,055	5,416	1998	1999/2000
Beltway Crossing Business Park I	—	458	5,712	2,737	458	8,449	8,907	4,436	2002	2001
Beltway Crossing Business Park II	—	415	—	2,997	415	2,997	3,412	1,268	2005	2007
Beltway Crossing Business Park III	—	460	—	3,124	460	3,124	3,584	1,371	2005	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Beltway Crossing Business Park IV	—	460	—	3,056	460	3,056	3,516	1,327	2005	2008
Beltway Crossing Business Park V (f)	3,358	701	—	5,181	701	5,181	5,882	2,026	2005	2008
Beltway Crossing Business Park VI (h)	3,751	618	—	6,268	618	6,268	6,886	1,911	2005	2008
Beltway Crossing Business Park VII (h)	3,663	765	—	5,961	765	5,961	6,726	2,381	2005	2009
Beltway Crossing Business Park VIII	—	721	—	5,219	721	5,219	5,940	1,407	2005	2011
Beltway Crossing Business Park IX	—	418	—	2,114	418	2,114	2,532	460	2007	2012
Beltway Crossing Business Park X	—	733	—	3,871	733	3,871	4,604	773	2007	2012
Beltway Crossing Business Park XI	—	690	—	4,101	690	4,101	4,791	681	2007	2013
West Road Business Park I	—	621	—	4,031	541	4,111	4,652	593	2012	2014
West Road Business Park II	—	981	—	4,819	854	4,946	5,800	611	2012	2014
West Road Business Park III	—	597	—	4,222	520	4,299	4,819	222	2012	2015
West Road Business Park IV	—	621	—	4,622	541	4,702	5,243	414	2012	2015
Ten West Crossing 1	—	566	—	2,997	566	2,997	3,563	548	2012	2013
Ten West Crossing 2	—	829	—	4,385	833	4,381	5,214	978	2012	2013
Ten West Crossing 3	—	609	—	4,362	613	4,358	4,971	913	2012	2013
Ten West Crossing 4	—	694	—	4,512	699	4,507	5,206	876	2012	2014
Ten West Crossing 5	—	933	—	5,872	940	5,865	6,805	823	2012	2014
Ten West Crossing 6	—	640	—	4,402	644	4,398	5,042	525	2012	2014
Ten West Crossing 7	—	584	—	5,320	588	5,316	5,904	335	2012	2015
El Paso
Butterfield Trail	—	—	20,725	8,756	—	29,481	29,481	18,626	1997/2000	1987/95
Rojas Commerce Park (g)	4,106	900	3,659	3,216	900	6,875	7,775	5,090	1999	1986
Americas Ten Business Center I	—	526	2,778	1,241	526	4,019	4,545	2,303	2001	2003
San Antonio
Alamo Downs Distribution Center	—	1,342	6,338	1,554	1,342	7,892	9,234	4,328	2004	1986/2002
Arion Business Park 1-13, 15	—	4,143	31,432	6,640	4,143	38,072	42,215	17,801	2005	1988-2000/06
Arion Business Park 14	—	423	—	3,460	423	3,460	3,883	1,411	2005	2006
Arion Business Park 16	—	427	—	3,699	427	3,699	4,126	1,341	2005	2007
Arion Business Park 17	—	616	—	4,143	616	4,143	4,759	2,248	2005	2007
Arion Business Park 18 (h)	1,520	418	—	2,373	418	2,373	2,791	1,059	2005	2008
Wetmore Business Center 1-4	—	1,494	10,804	3,543	1,494	14,347	15,841	7,214	2005	1998/99

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Wetmore Business Center 5 (f)	2,281	412	—	3,584	412	3,584	3,996	1,636	2006	2008
Wetmore Business Center 6 (f)	2,463	505	—	3,809	505	3,809	4,314	1,417	2006	2008
Wetmore Business Center 7 (f)	2,538	546	—	3,899	546	3,899	4,445	1,213	2006	2008
Wetmore Business Center 8 (f)	4,987	1,056	—	7,680	1,056	7,680	8,736	2,625	2006	2008
Fairgrounds Business Park	—	1,644	8,209	2,229	1,644	10,438	12,082	5,110	2007	1985/86
Rittiman Distribution Center	—	1,083	6,649	337	1,083	6,986	8,069	1,379	2011	2000
Thousand Oaks Distribution Center 1	—	607	—	4,292	607	4,292	4,899	1,230	2008	2012
Thousand Oaks Distribution Center 2	—	794	—	4,719	794	4,719	5,513	1,125	2008	2012
Thousand Oaks Distribution Center 3	—	772	—	4,457	772	4,457	5,229	938	2008	2013
Thousand Oaks Distribution Center 4	—	753	—	4,688	753	4,688	5,441	363	2013	2015
Alamo Ridge Business Park I	—	623	—	7,984	623	7,984	8,607	881	2007	2015
Alamo Ridge Business Park II	—	402	—	5,347	402	5,347	5,749	391	2007	2015
Alamo Ridge Business Park III	—	907	—	10,123	907	10,123	11,030	329	2007	2017
Eisenhauer Point Business Park 1 & 2	—	1,881	—	14,642	1,881	14,642	16,523	712	2015	2016
Eisenhauer Point Business Park 4	—	555	—	4,816	555	4,816	5,371	93	2015	2017
Austin
Colorado Crossing Distribution Center (g)	12,913	4,602	19,757	94	4,602	19,851	24,453	3,821	2014	2009
Southpark Corporate Center 3 & 4	—	2,670	14,756	912	2,670	15,668	18,338	2,326	2015	1995
Southpark Corporate Center 5-7	—	1,301	7,589	786	1,301	8,375	9,676	270	2017	1995
Springdale Business Center	—	2,824	8,398	324	2,824	8,722	11,546	986	2015	2000
ARIZONA
Phoenix area
Broadway Industrial Park I	—	837	3,349	1,063	837	4,412	5,249	2,794	1996	1971
Broadway Industrial Park II	—	455	482	306	455	788	1,243	441	1999	1971
Broadway Industrial Park III	—	775	1,742	523	775	2,265	3,040	1,398	2000	1983
Broadway Industrial Park IV	—	380	1,652	783	380	2,435	2,815	1,591	2000	1986
Broadway Industrial Park V	—	353	1,090	146	353	1,236	1,589	691	2002	1980
Broadway Industrial Park VI	—	599	1,855	738	599	2,593	3,192	1,585	2002	1979
Broadway Industrial Park VII	—	450	650	243	450	893	1,343	224	2011	1999
Kyrene Distribution Center	—	1,490	4,453	1,863	1,490	6,316	7,806	3,857	1999	1981/2001
Southpark Distribution Center	—	918	2,738	1,934	918	4,672	5,590	1,820	2001	2000

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Santan 10 Distribution Center I	—	846	2,647	658	846	3,305	4,151	1,472	2001	2005
Santan 10 Distribution Center II	—	1,088	—	5,163	1,088	5,163	6,251	2,238	2004	2007
Chandler Freeways	—	1,525	—	7,381	1,525	7,381	8,906	1,124	2012	2013
Kyrene 202 Business Park I	—	653	—	5,777	653	5,777	6,430	592	2011	2014
Kyrene 202 Business Park II	—	387	—	3,414	387	3,414	3,801	352	2011	2014
Kyrene 202 Business Park VI	—	936	—	8,290	936	8,290	9,226	371	2011	2015
Metro Business Park	—	1,927	7,708	7,139	1,927	14,847	16,774	10,251	1996	1977/79
35th Avenue Distribution Center	—	418	2,381	2,118	418	4,499	4,917	1,487	1997	1967
51st Avenue Distribution Center	—	300	2,029	995	300	3,024	3,324	1,944	1998	1987
East University Distribution Center I and II	—	1,120	4,482	1,799	1,120	6,281	7,401	4,120	1998	1987/89
East University Distribution Center III	—	444	698	422	443	1,121	1,564	336	2010	1981
55th Avenue Distribution Center	—	912	3,717	1,116	917	4,828	5,745	3,267	1998	1987
Interstate Commons Distribution Center I	—	311	1,416	720	311	2,136	2,447	1,308	1999	1988
Interstate Commons Distribution Center III	—	242	—	3,079	242	3,079	3,321	1,035	2000	2008
Airport Commons Distribution Center	—	1,000	1,510	1,485	1,000	2,995	3,995	1,838	2003	1971
40th Avenue Distribution Center (f)	3,860	703	—	6,059	703	6,059	6,762	2,078	2004	2008
Sky Harbor Business Park	—	5,839	—	21,754	5,839	21,754	27,593	7,186	2006	2008
Sky Harbor Business Park 6	—	807	—	2,177	807	2,177	2,984	183	2014	2015
Ten Sky Harbor Business Center	—	1,568	—	5,009	1,569	5,008	6,577	82	2015	2016
Tucson
Country Club Commerce Center I	—	506	3,564	2,173	693	5,550	6,243	2,660	1997/2003	1994/2003
Country Club Commerce Center II	—	442	3,381	304	709	3,418	4,127	1,212	2007	2000
Country Club Commerce Center III & IV	—	1,407	—	11,833	1,575	11,665	13,240	4,279	2007	2009
Airport Distribution Center	—	1,403	4,672	1,619	1,403	6,291	7,694	3,827	1998/2000	1995
Southpointe Distribution Center	—	—	3,982	2,950	—	6,932	6,932	4,450	1999	1989
Benan Distribution Center	—	707	1,842	648	707	2,490	3,197	1,424	2005	2001

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
NORTH CAROLINA
Charlotte area
NorthPark Business Park	—	2,758	15,932	4,645	2,758	20,577	23,335	9,459	2006	1987-89
Lindbergh Business Park	—	470	3,401	482	470	3,883	4,353	1,601	2007	2001/03
Commerce Park Center I	—	765	4,303	842	765	5,145	5,910	1,999	2007	1983
Commerce Park Center II (h)	1,221	335	1,603	304	335	1,907	2,242	626	2010	1987
Commerce Park Center III (h)	2,034	558	2,225	952	558	3,177	3,735	971	2010	1981
Nations Ford Business Park	—	3,924	16,171	3,441	3,924	19,612	23,536	8,884	2007	1989/94
Airport Commerce Center	—	1,454	10,136	2,260	1,454	12,396	13,850	4,260	2008	2001/02
Interchange Park I (f)	5,442	986	7,949	598	986	8,547	9,533	2,759	2008	1989
Interchange Park II	—	746	1,456	55	746	1,511	2,257	224	2013	2000
Ridge Creek Distribution Center I	—	1,284	13,163	976	1,284	14,139	15,423	4,157	2008	2006
Ridge Creek Distribution Center II (h)	9,067	3,033	11,497	2,116	3,033	13,613	16,646	2,699	2011	2003
Ridge Creek Distribution Center III	—	2,459	11,147	538	2,459	11,685	14,144	1,474	2014	2013
Lakeview Business Center (h)	4,017	1,392	5,068	916	1,392	5,984	7,376	1,492	2011	1996
Steele Creek Commerce Park I (g)	2,803	993	—	4,315	1,010	4,298	5,308	770	2013	2014
Steele Creek Commerce Park II (g)	2,852	941	—	4,459	957	4,443	5,400	775	2013	2014
Steele Creek Commerce Park III	—	1,464	—	6,412	1,469	6,407	7,876	889	2013	2014
Steele Creek Commerce Park IV	—	684	—	3,945	687	3,942	4,629	467	2013	2015
Steele Creek Commerce Park VI	—	867	—	6,974	869	6,972	7,841	227	2013/14	2016
Waterford Distribution Center	—	654	3,392	655	654	4,047	4,701	1,276	2008	2000

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
GEORGIA
Atlanta
Shiloh 400 Business Center I & II	—	3,092	14,216	1,488	3,092	15,704	18,796	672	2017	2008
Broadmoor Commerce Park I	—	1,307	3,560	496	1,307	4,056	5,363	228	2017	1999
Hurricane Shoals I & II	—	4,284	12,449	1,141	4,284	13,590	17,874	40	2017	2017
LOUISIANA
New Orleans
Elmwood Business Park	—	2,861	6,337	5,026	2,861	11,363	14,224	7,841	1997	1979
Riverbend Business Park	—	2,557	17,623	8,471	2,557	26,094	28,651	14,573	1997	1984
COLORADO
Denver
Rampart Distribution Center I	—	1,023	3,861	2,093	1,023	5,954	6,977	4,309	1988	1987
Rampart Distribution Center II	—	230	2,977	1,173	230	4,150	4,380	2,782	1996/97	1996/97
Rampart Distribution Center III	—	1,098	3,884	1,931	1,098	5,815	6,913	3,092	1997/98	1999
Rampart Distribution Center IV	—	590	—	8,322	590	8,322	8,912	623	2012	2014
Concord Distribution Center (h)	3,413	1,051	4,773	443	1,051	5,216	6,267	1,996	2007	2000
Centennial Park (f)	3,381	750	3,319	1,853	750	5,172	5,922	1,822	2007	1990
NEVADA
Las Vegas
Arville Distribution Center	—	4,933	5,094	424	4,933	5,518	10,451	1,823	2009	1997
Jones Corporate Park	—	13,068	26,325	1,682	13,068	28,007	41,075	746	2016	2016
MISSISSIPPI
Jackson area
Interchange Business Park	—	343	5,007	3,984	343	8,991	9,334	5,589	1997	1981
Tower Automotive	—	—	9,958	1,937	17	11,878	11,895	4,926	2001	2002
Metro Airport Commerce Center I	—	303	1,479	1,134	303	2,613	2,916	1,576	2001	2003
	200,354	343,254	1,030,428	961,777	345,424	1,990,035	2,335,459	749,275

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Industrial Development (d):
FLORIDA
Oak Creek Distribution Center VII	—	740	—	5,391	740	5,391	6,131	—	2005	2017
Oak Creek Distribution Center land	—	486	—	1,074	707	853	1,560	—	2005	n/a
Horizon Commerce Park X	—	846	—	2,704	846	2,704	3,550	—	2009	n/a
Horizon Commerce Park XII	—	1,416	—	9,814	1,416	9,814	11,230	14	2008	2017
Horizon Commerce Park land	—	4,439	—	6,681	4,440	6,680	11,120	—	2008/09	n/a
SunCoast Commerce Center IV	—	1,733	—	7,387	1,762	7,358	9,120	56	2006	2017
SunCoast Commerce Center land	—	9,159	—	4,953	9,343	4,769	14,112	—	2006	n/a
Weston Commerce Park	—	4,163	9,951	1,406	4,163	11,357	15,520	231	2016	1998
Gateway Commerce Park land	—	26,728	—	4,148	26,878	3,998	30,876	—	2016	n/a
TEXAS
CreekView 121 3 & 4	—	2,600	—	7,711	2,600	7,711	10,311	—	2015/16	n/a
CreekView 121 land	—	5,322	—	1,203	5,322	1,203	6,525	—	2015/16	n/a
Parc North land	—	2,519	—	552	2,519	552	3,071	—	2016	n/a
World Houston Int'l Business Ctr land	—	2,989	—	2,119	3,723	1,385	5,108	—	2007	n/a
World Houston Int'l Business Ctr land - 2011 expansion	—	1,636	—	4,320	2,920	3,036	5,956	—	2011	n/a
World Houston Int'l Business Ctr land - 2015 expansion	—	6,040	—	1,132	6,041	1,131	7,172	—	2015	n/a
Ten West Crossing land	—	1,126	—	806	1,135	797	1,932	—	2012	n/a
West Road Business Park land	—	484	—	538	421	601	1,022	—	2012	n/a
Alamo Ridge Business Park IV	—	354	—	6,743	355	6,742	7,097	23	2007	2017
Eisenhauer Point Business Park 3	—	577	—	5,582	578	5,581	6,159	—	2015	2017
Eisenhauer Point Business Park 5	—	818	—	4,986	818	4,986	5,804	—	2015	n/a
Eisenhauer Point Business Park 6	—	569	—	3,481	569	3,481	4,050	—	2015	n/a
Eisenhauer Point Business Park land phase 2	—	3,225	—	2,507	3,225	2,507	5,732	—	2016	n/a
Tri-County Crossing land	—	5,260	—	402	5,260	402	5,662	—	2017	n/a
Settlers Crossing 1	—	1,211	—	345	1,211	345	1,556	—	2017	n/a
Settlers Crossing 2	—	1,306	—	367	1,306	367	1,673	—	2017	n/a
Settlers Crossing land	—	2,774	—	246	2,774	246	3,020	—	2017	n/a

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
				Land	Buildings and Improvements		Land				Buildings and Improvements	Total
ARIZONA
Kyrene 202 Business Park 3, 4 & 5	—	1,244	—	10,299	1,244	10,299	11,543	—	2011	n/a
Falcon Field Business Center	—	1,312	—	1,635	1,312	1,635	2,947	—	2015	n/a
Country Club Commerce Center V	—	2,885	—	11,066	2,886	11,065	13,951	—	2016	n/a
NORTH CAROLINA
Steele Creek Commerce Park VII	—	1,207	—	6,590	1,209	6,588	7,797	—	2013/14/15	2017
Airport Commerce Center III	—	855	—	878	855	878	1,733	—	2008	n/a
Steele Creek Commerce Park land	—	3,318	—	1,250	3,330	1,238	4,568	—	2013-2016	n/a
Steele Creek Commerce Park land Phase 4	—	1,866	—	294	1,866	294	2,160	—	2016/17	n/a
GEORGIA
Progress Center I & II	—	1,297	9,015	21	1,297	9,036	10,333	2	2017	2017
Broadmoor Commerce Park land	—	519	—	186	519	186	705	—	2017	n/a
Progress Center land	—	497	—	5	497	5	502	—	2017	n/a
MISSISSIPPI
Metro Airport Commerce Center II land	—	307	—	399	307	399	706	—	2001	n/a
	—	103,827	18,966	119,221	106,394	135,620	242,014	326
Total real estate owned (a)(b)	$200,354	447,081	1,049,394	1,080,998	451,818	2,125,655	2,577,473	749,601
See accompanying Report of Independent Registered Public Accounting Firm.

(a)  Changes in Real Estate Properties follow:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of year	$2,406,981	2,219,448	2,074,946
Purchases of real estate properties	51,802	22,228	28,648
Development of real estate properties	124,938	203,765	95,032
Improvements to real estate properties	27,471	23,157	25,778
Carrying amount of investments sold	(32,787)	(61,121)	(4,750)
Write-off of improvements	(932)	(496)	(206)
Balance at end of year (1)	$2,577,473	2,406,981	2,219,448

(1)	Includes 20% noncontrolling interest in University Business Center of $3,217,000 and $6,853,000 at December 31, 2017 and 2016, respectively.

Changes in the accumulated depreciation on real estate properties follow:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of year	$694,250	657,454	600,526
Depreciation expense	69,010	63,793	59,882
Accumulated depreciation on assets sold	(12,735)	(26,501)	(2,748)
Other	(924)	(496)	(206)
Balance at end of year	$749,601	694,250	657,454

(b)
The estimated aggregate cost of real estate properties at December 31, 2017 for federal income tax purposes was approximately $2,536,820,000 before estimated accumulated tax depreciation of $518,257,000.  The federal income tax return for the year ended December 31, 2017, has not been filed and accordingly, this estimate is based on preliminary data.

(c)	The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d)
The Company transfers development projects to Real estate properties the earlier of 80% occupancy or one year after completion of the shell construction. Effective January 1, 2018, the Company is implementing an accounting policy change and will begin transferring properties from Development to Real estate properties at the earlier of 90% occupancy or one year after completion of the shell construction.

(e)	EastGroup has a $49,580,000 non-recourse first mortgage loan with an insurance company secured by Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington.

(f)
EastGroup has a $55,317,000 non-recourse first mortgage loan with an insurance company secured by 40th Avenue, Beltway Crossing V, Centennial Park, Executive Airport, Interchange Park I, Ocean View, Wetmore 5-8 and World Houston 26, 28, 29 & 30.

(g)	EastGroup has a $50,161,000 non-recourse first mortgage loan with an insurance company secured by Colorado Crossing, Interstate I-III, Rojas, Steele Creek 1 & 2, Venture and World Houston 3-9.

(h)
EastGroup has a $42,315,000 non-recourse first mortgage loan with an insurance company secured by Arion 18, Beltway Crossing VI & VII, Commerce Park II & III, Concord, Interstate V-VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2017

	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms
First mortgage loans:
JCB Limited - California	1	5.15%	December 2022	Principal and interest due monthly
JCB Limited - California	1	5.15%	December 2022	Principal and interest due monthly
Total mortgage loans (a)	2

	Face Amount of Mortgages Dec. 31, 2017	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest (b)
	(In thousands)
First mortgage loans:
JCB Limited - California	$1,826	1,826		—
JCB Limited - California	2,755	2,755		—
Total mortgage loans	$4,581	4,581	(c)(d)	—

(a)	Reference is made to allowance for possible losses on mortgage loans receivable in the Notes to Consolidated Financial Statements.

(b)	Interest in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent interest.

(c)	Changes in mortgage loans follow:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of year	$4,752	4,875	4,991
Payments on mortgage loans receivable	(171)	(123)	(116)
Balance at end of year	$4,581	4,752	4,875

(d)  The aggregate cost for federal income tax purposes is approximately $4.58 million.  The federal income tax return for the year ended December 31, 2017, has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 2017, is based on preliminary data.

See accompanying Report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTGROUP PROPERTIES, INC.

By: /s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer, President & Director
February 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*	*
D. Pike Aloian, Director	H. C. Bailey, Jr., Director
February 14, 2018	February 14, 2018

*	*
H. Eric Bolton, Jr., Director	Donald F. Colleran, Director
February 14, 2018	February 14, 2018

*	*
Hayden C. Eaves III, Director	Fredric H. Gould, Director
February 14, 2018	February 14, 2018

*	*
Mary Elizabeth McCormick, Director	Leland R. Speed, Chairman Emeritus of the Board
February 14, 2018	February 14, 2018

*	/s/ BRENT W. WOOD
David H. Hoster II, Chairman of the Board	* By Brent W. Wood, Attorney-in-fact
February 14, 2018	February 14, 2018

/s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer,
President & Director
(Principal Executive Officer)
February 14, 2018

/s/ BRUCE CORKERN
Bruce Corkern, Sr. Vice-President, Chief Accounting Officer
and Secretary
(Principal Accounting Officer)
February 14, 2018

/s/ BRENT W. WOOD
Brent W. Wood, Executive Vice-President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
February 14, 2018

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
(a)
Form of Severance and Change in Control Agreement that the Company has entered into with Marshall A. Loeb, Brent W. Wood and John F. Coleman (incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed May 18, 2016).*

(b)
Form of Severance and Change in Control Agreement that the Company has entered into with Ryan M. Collins, C. Bruce Corkern and R. Reid Dunbar (incorporated by reference to Exhibit 10(b) to the Company's Form 8-K filed May 18, 2016).*

(c)
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

(f)	EastGroup Properties, Inc. 2013 Equity Incentive Plan, as amended and restated as of March 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 3, 2017).*
(g)	EastGroup Properties, Inc. Director Compensation Program (filed herewith).*
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

(j)
Amended and Restated Sales Agency Financing Agreement dated March 6, 2017 between EastGroup Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.2 to the Company's Form 8-K filed March 10, 2017).

(k)
Amended and Restated Sales Agency Financing Agreement dated March 6, 2017 between EastGroup Properties, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.3 to the Company's Form 8-K filed March 10, 2017).

(l)	Sales Agency Financing Agreement dated March 6, 2017 between EastGroup Properties, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.4 to the Company's Form 8-K filed March 10, 2017).

(12)	Statement of computation of ratio of earnings to combined fixed charges and preferred stock distributions (filed herewith).

(21)	Subsidiaries of EastGroup Properties, Inc. (filed herewith).

(23)	Consent of KPMG LLP (filed herewith).

(24)	Powers of attorney (filed herewith).

(31)	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(a)	Marshall A. Loeb, Chief Executive Officer
(b)	Brent W. Wood, Chief Financial Officer

(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a)	Marshall A. Loeb, Chief Executive Officer
(b)	Brent W. Wood, Chief Financial Officer

(99)	Material United States Federal Income Tax Considerations (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed February 14, 2018).

(101)
The following materials from EastGroup Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.