Form 10-Q
period 2018-03-31
EASTGROUP PROPERTIES INC
filed 2018-04-23
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2018                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of April 20, 2018 was 34,944,419.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2018

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Real estate properties	$2,362,949	2,336,734
Development	238,843	242,014
	2,601,792	2,578,748
Less accumulated depreciation	(760,142)	(749,601)
	1,841,650	1,829,147
Unconsolidated investment	7,865	8,029
Cash	37	16
Other assets	113,233	116,029
TOTAL ASSETS	$1,962,785	1,953,221

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities	$201,561	195,709
Unsecured debt	713,122	713,061
Secured debt	196,809	199,512
Accounts payable and accrued expenses	46,830	64,967
Other liabilities	29,787	28,842
Total Liabilities	1,188,109	1,202,091

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 34,944,419 shares issued and outstanding at March 31, 2018 and 34,758,167 at December 31, 2017	3	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,074,798	1,061,153
Distributions in excess of earnings	(310,707)	(317,032)
Accumulated other comprehensive income	8,954	5,348
Total Stockholders’ Equity	773,048	749,472
Noncontrolling interest in joint ventures	1,628	1,658
Total Equity	774,676	751,130
TOTAL LIABILITIES AND EQUITY	$1,962,785	1,953,221

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
REVENUES
Income from real estate operations	$72,120	66,137
Other revenue	83	17
	72,203	66,154
EXPENSES
Expenses from real estate operations	20,676	19,007
Depreciation and amortization	21,685	20,225
General and administrative	3,463	5,478
	45,824	44,710
OPERATING INCOME	26,379	21,444
OTHER INCOME (EXPENSE)
Interest expense	(8,607)	(8,686)
Gain on sales of real estate investments	10,222	—
Other	754	215
NET INCOME	28,748	12,973
Net income attributable to noncontrolling interest in joint ventures	(35)	(154)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	28,713	12,819
Other comprehensive income - cash flow hedges	3,606	1,410
TOTAL COMPREHENSIVE INCOME	$32,319	14,229
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.83	.38
Weighted average shares outstanding	34,689	33,361
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$.83	.38
Weighted average shares outstanding	34,736	33,409
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2017	$3	1,061,153	(317,032)	5,348	1,658	751,130
Net income	—	—	28,713	—	35	28,748
Net unrealized change in fair value of cash flow hedges	—	—	—	3,606	—	3,606
Common dividends declared – $.64 per share	—	—	(22,388)	—	—	(22,388)
Stock-based compensation, net of forfeitures	—	1,044	—	—	—	1,044
Issuance of 179,501 shares of common stock, common stock offering, net of expenses	—	14,602	—	—	—	14,602
Issuance of 667 shares of common stock, dividend reinvestment plan	—	54	—	—	—	54
Withheld 23,824 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,055)	—	—	—	(2,055)
Distributions to noncontrolling interest	—	—	—	—	(65)	(65)
BALANCE, MARCH 31, 2018	$3	1,074,798	(310,707)	8,954	1,628	774,676

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$28,748	12,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,685	20,225
Stock-based compensation expense	1,184	2,357
Net (gain) loss on sales of real estate investments and non-operating real estate	(10,308)	40
Changes in operating assets and liabilities:
Accrued income and other assets	2,239	1,625
Accounts payable, accrued expenses and prepaid rent	(22,310)	(13,671)
Other	476	264
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,714	23,813
INVESTING ACTIVITIES
Real estate development	(31,212)	(22,178)
Purchases of real estate	—	(20,611)
Real estate improvements	(5,158)	(4,250)
Net proceeds from sales of real estate investments and non-operating real estate	16,826	773
Repayments on mortgage loans receivable	1,958	32
Changes in accrued development costs	8,713	5,153
Changes in other assets and other liabilities	(2,344)	(3,286)
NET CASH USED IN INVESTING ACTIVITIES	(11,217)	(44,367)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	91,387	84,734
Repayments on unsecured bank credit facilities	(85,634)	(76,518)
Repayments on secured debt	(2,767)	(3,526)
Debt issuance costs	(88)	(87)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(22,736)	(21,515)
Proceeds from common stock offerings	14,466	39,456
Proceeds from dividend reinvestment plan	57	57
Other	(5,161)	(2,525)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,476)	20,076
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21	(478)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16	522
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37	44
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $1,602 and $1,646 for 2018 and 2017, respectively	$7,141	7,721

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the 2017 annual report on Form 10-K and the notes thereto. Certain reclassifications have been made in the 2017 consolidated financial statements to conform to the 2018 presentation.

(2)	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. During the fourth quarter of 2017, EastGroup closed the acquisition of the 20% noncontrolling interest in two of the four University Business Center buildings; the Company now owns 100% of University Business Center 125 and 175. As of December 31, 2017 and March 31, 2018, EastGroup had an 80% controlling interest in University Business Center 120 and 130.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of March 31, 2018 and December 31, 2017, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $17,927,000 and $16,634,000 for the three months ended March 31, 2018 and 2017, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s Real estate properties and Development at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Real estate properties:
Land	$349,516	345,424
Buildings and building improvements	1,605,067	1,587,130
Tenant and other improvements	408,366	404,180
Development	238,843	242,014
	2,601,792	2,578,748
Less accumulated depreciation	(760,142)	(749,601)
	$1,841,650	1,829,147

(5)	DEVELOPMENT

For properties under development and properties acquired in the development stage, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development properties based on development activity. As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant.  Effective January 1, 2018, the Company began transferring properties from Development to Real estate properties at the earlier of 90% occupancy or one year after completion of the shell construction (formerly, the Company transferred at the earlier of 80% occupancy or one year after completion of the shell construction). This change did not materially impact the comparability of the Company's financial statements. Upon transfer, capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases and depreciation commences on the entire property (excluding the land).

(6)	REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES

Upon acquisition of real estate properties, EastGroup applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations.

The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2017 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2017 acquisitions. The Company did not acquire any operating properties during the first three months of 2018.

The FASB Codification also provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values.  Goodwill for business combinations is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties.  The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Amortization expense for in-place lease intangibles was $1,012,000 and $1,121,000 for the three months ended March 31, 2018 and 2017, respectively. Amortization of above and below market leases increased rental income by $118,000 and $136,000 for the three months ended March 31, 2018 and 2017, respectively.

The Company did not acquire any operating properties during the first three months of 2018. During the year ended December 31, 2017, the Company acquired the following operating properties: Shiloh 400, Broadmoor Commerce Park and Hurricane Shoals 1 & 2 in Atlanta and Southpark Corporate Center 5-7 in Austin. The Company also acquired one development stage property, Progress Center 1 & 2 in Atlanta. At the time of acquisition, Progress Center 1 & 2 was classified in the lease-up phase of development. The total cost for the properties acquired by the Company was $65,243,000, of which $51,539,000 was allocated to Real estate properties and $10,312,000 was allocated to Development. EastGroup allocated $11,281,000 of the total purchase price to land using third party land valuations for the Atlanta and Austin markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 16 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $3,662,000 to in-place lease intangibles, $115,000 to above market leases, and $385,000 to below market leases.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill or other intangibles existed at March 31, 2018 and December 31, 2017.

(7)	REAL ESTATE SOLD AND HELD FOR SALE/DISCONTINUED OPERATIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  The Company did not classify any properties as held for sale as of March 31, 2018 and December 31, 2017.

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

The Company does not consider its sales in 2017 and the first three months of 2018 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

The Company sold World Houston 18 and 56 Commerce Park during the first three months of 2018. The properties, which contain 214,000 square feet and are located in Houston and Tampa, were sold for $14.9 million and the Company recognized gains on the sales of $10.2 million. The Company also sold 11 acres of land in Houston for $2.6 million and recognized a gain of $86,000.

During the twelve months ended December 31, 2017, EastGroup sold Stemmons Circle and Techway Southwest I-IV. The properties, which contain 514,000 square feet and are located in Houston and Dallas, were sold for $38.0 million and the Company recognized gains on the sales of $21.9 million (There were no sales of operating properties in the first quarter of 2017). The Company also sold 19 acres of land in Dallas and El Paso for $3.8 million and recognized net gains of $293,000 (A net loss of $40,000 was recorded in the first quarter of 2017).

The results of operations and gains and losses on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on the sales of land are included in Other, and the gains on the sales of operating properties are included in Gain on sales of real estate investments.

(8)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Leasing costs (principally commissions)	$72,343	72,722
Accumulated amortization of leasing costs	(27,404)	(27,973)
Leasing costs (principally commissions), net of accumulated amortization	44,939	44,749

Straight-line rents receivable	32,574	31,609
Allowance for doubtful accounts on straight-line rents receivable	(81)	(48)
Straight-line rents receivable, net of allowance for doubtful accounts	32,493	31,561

Accounts receivable	4,114	6,004
Allowance for doubtful accounts on accounts receivable	(616)	(577)
Accounts receivable, net of allowance for doubtful accounts	3,498	5,427

Acquired in-place lease intangibles	20,690	20,690
Accumulated amortization of acquired in-place lease intangibles	(9,986)	(8,974)
Acquired in-place lease intangibles, net of accumulated amortization	10,704	11,716

Acquired above market lease intangibles	1,550	1,550
Accumulated amortization of acquired above market lease intangibles	(850)	(794)
Acquired above market lease intangibles, net of accumulated amortization	700	756

Mortgage loans receivable	2,623	4,581
Interest rate swap assets	8,950	6,034
Goodwill	990	990
Prepaid expenses and other assets	8,336	10,215
Total Other assets	$113,233	116,029

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	DEBT

The Company's debt is detailed below. EastGroup presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets.

	March 31, 2018	December 31, 2017
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$122,092	116,339
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	80,000
Unamortized debt issuance costs	(531)	(630)
Unsecured bank credit facilities	201,561	195,709

Unsecured debt - fixed rate, carrying amount (1)	715,000	715,000
Unamortized debt issuance costs	(1,878)	(1,939)
Unsecured debt	713,122	713,061

Secured debt - fixed rate, carrying amount (1)	197,580	200,354
Unamortized debt issuance costs	(771)	(842)
Secured debt	196,809	199,512

Total debt	$1,111,492	1,108,282

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Scheduled principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), as of March 31, 2018, are as follows:

Years Ending December 31,	(In thousands)
Remainder of 2018	$58,540
2019	130,569
2020	114,096
2021	129,563
2022	107,769
2023 and beyond	372,043
Total	$912,580

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Property taxes payable	$12,476	12,081
Development costs payable	18,412	9,699
Real estate improvements and capitalized leasing costs payable	4,443	3,957
Interest payable	4,899	3,744
Dividends payable on unvested restricted stock	1,017	1,365
Book overdraft (1)	1,658	20,902
Other payables and accrued expenses	3,925	13,219
Total Accounts payable and accrued expenses	$46,830	64,967

(1) Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company's working cash line of credit.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Security deposits	$16,688	16,668
Prepaid rent and other deferred income	10,647	9,352

Acquired below-market lease intangibles	4,135	4,135
Accumulated amortization of below-market lease intangibles	(2,321)	(2,147)
Acquired below-market lease intangibles, net of accumulated amortization	1,814	1,988

Interest rate swap liabilities	—	695
Prepaid tenant improvement reimbursements	573	124
Other liabilities	65	15
Total Other liabilities	$29,787	28,842

(12)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income. The components of Accumulated other comprehensive income are presented in the Company's Consolidated Statement of Changes in Equity and are summarized below. See Note 13 for information regarding the Company's interest rate swaps.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$5,348	1,995
Change in fair value of interest rate swaps - cash flow hedges	3,606	1,410
Balance at end of period	$8,954	3,405

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of March 31, 2018, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Other comprehensive income and is subsequently reclassified into earnings through interest expense as interest payments are made in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, which is immaterial for the periods reported, is recognized directly in earnings (included in Other on the Consolidated Statements of Income and Comprehensive Income).

Amounts reported in Other comprehensive income related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company's variable-rate debt. The Company estimates the swap interest receipts will be $1,765,000 over the next twelve months. These receipts approximate the expected cash interest receipts due from counterparties for the swaps. Since the interest payments and receipts on the swaps in combination with the associated debt have been effectively fixed, this estimate is not in addition to the Company's total expected combined interest payments or expense for the next twelve months.

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

As of March 31, 2018 and December 31, 2017, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of March 31, 2018	Notional Amount as of December 31, 2017
	(In thousands)
Interest Rate Swap	$80,000	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. See Note 16 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of March 31, 2018		Derivatives As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$8,950	Other assets	$6,034
Interest rate swap liabilities	Other liabilities	—	Other liabilities	695

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income recognized in Other comprehensive income on derivatives	$3,662	637
Amount of (income) loss reclassified from Accumulated other comprehensive income into Interest expense	(56)	773

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

See Note 12 for additional information on the Company's Accumulated other comprehensive income resulting from its interest rate swaps.

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

As of March 31, 2018, the fair value of derivatives in an asset position related to these agreements was $8,950,000. As of March 31, 2018, the Company has not posted any collateral related to these arrangements. If the Company had breached any of the contractual provisions of the derivative contracts, it could have been required to settle its obligations under the agreements at their termination value. The swap termination value of derivatives in an asset position was an asset in the amount of $9,036,000.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$28,713	12,819
Denominator – weighted average shares outstanding	34,689	33,361
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$28,713	12,819
Denominator:
Weighted average shares outstanding	34,689	33,361
Unvested restricted stock	47	48
Total Shares	34,736	33,409

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(15)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,043,000 and $2,681,000 for the three months ended March 31, 2018 and 2017, respectively, of which $214,000 and $486,000 were capitalized as part of the Company's development costs. Stock-based compensation expense for directors was $355,000 and $162,000 for the three months ended March 31, 2018 and 2017, respectively.

In the second quarter of 2017, the Compensation Committee of the Company's Board of Directors (the Committee) approved an equity compensation plan for certain of its executive officers based upon certain annual performance measures for 2017, including funds from operations (FFO) per share, same property net operating income change, general and administrative costs, and fixed charge coverage. During the first quarter of 2018, the Committee measured the Company's performance for 2017 against bright-line tests established by the Committee on the grant date of May 10, 2017, and determined that 21,097 shares were earned. These shares, which have a grant date fair value of $78.18, vested 20% on the date shares were determined and will vest 20% per year on each January 1 for the subsequent four years. On the grant date of May 10, 2017, the Company began recognizing expense for its estimate of the shares that may have been earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

Also in the second quarter of 2017, the Committee approved an equity compensation plan for certain of its executive officers based upon the achievement of individual goals for each of the officers included in the plan.  On March 1, 2018, the Committee evaluated the performance of the officers and, in its discretion, awarded 4,554 shares with a grant date fair value of $80.93. These shares vested 20% on the date shares were determined and awarded and will vest 20% per year on each January 1 for the subsequent four years. The Company began recognizing expense for the shares awarded on the grant date of March 1, 2018, and the shares will be expensed on a straight-line basis over the remaining service period.

Also in the second quarter of 2017, the Committee approved a long-term equity compensation plan for certain of the Company’s executive officers that includes three components based on total shareholder return and one component based only on continued service as of the vesting dates.

The three long-term equity compensation plan components based on total shareholder return are subject to bright-line tests that will compare the Company's total shareholder return to the NAREIT Equity Index and to the member companies of the NAREIT industrial index. The first plan measured the bright-line tests over the one-year period ended December 31, 2017. During the first quarter of 2018, the Committee measured the Company's performance for the one-year period against bright-line tests established by the Committee on the grant date of May 10, 2017.  The number of shares determined on the measurement date was 4,257.  These shares vested 100% on March 1, 2018, the date the earned shares were determined. On the grant date of May 10, 2017, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

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

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on May 10, 2017. On that date, 5,406 shares were granted to certain executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $78.18 per share, vested 25% in the first quarter of 2018 and

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

will vest 25% on January 1 in years 2019, 2020 and 2021. The shares are being expensed on a straight-line basis over the remaining service period.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first three months of 2018, the Company withheld 23,824 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the first three months of 2018 was $5,142,000.

	Three Months Ended
Award Activity:	March 31, 2018
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	152,926	$63.22
Granted (1)	29,908	76.56
Forfeited	—	—
Vested	(59,547)	63.77
Unvested at end of period	123,287	$66.20

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.

(16)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$37	37	16	16
Mortgage loans receivable	2,623	2,589	4,581	4,569
Interest rate swap assets	8,950	8,950	6,034	6,034
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	122,092	122,039	116,339	116,277
Unsecured bank credit facilities - fixed rate (2)	80,000	80,001	80,000	80,003
Unsecured debt (2)	715,000	698,526	715,000	703,871
Secured debt (2)	197,580	201,732	200,354	206,408
Interest rate swap liabilities	—	—	695	695
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, that provides clarifying guidance in certain narrow areas and adds some practical expedients. The new standard was effective for the Company on January 1, 2018, and the Company used the modified retrospective approach upon adoption. The adoption of ASU 2014-09 did not have a material impact on the Company's financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,which requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized costs on the balance sheet. EastGroup adopted ASU 2016-01 effective January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company's financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases, and while the adoption of ASU 2016-02 will impact the Company's accounting for office and ground leases, the Company anticipates the impact will not be material to its overall financial condition and results of operations. Lessor accounting is largely unchanged under ASU 2016-02. The Company's primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to evaluate the potential impacts of the ASU and believes it will continue to account for its leases in substantially the same manner. The most significant change for the Company related to lessor accounting includes the new standard's narrow definition of initial direct costs for leases. The new definition will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup plans to elect the practical expedient permitting lessors to make an accounting policy election by class of underlying asset to not separate non-lease components of a contract from the lease component to which they relate when specific criteria are met (the Company believes its leases meet the criteria). Public business entities are required to apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. EastGroup plans to adopt ASU 2016-02 effective January 1, 2019. The Company is continuing the process of

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

evaluating and quantifying the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2019.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. The ASU is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2017-09 on January 1, 2018; the adoption of ASU 2017-09 did not have a material impact on its financial condition or results of operations, as the Company has not had any modifications to share-based payment awards. However, if the Company does have a modification to an award in the future, it will follow the guidance in ASU 2017-09.
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

In mid-April, EastGroup closed $60 million of senior unsecured private placement notes with an insurance company. The notes have a ten-year term and a fixed interest rate of 3.93% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location sensitive customers (primarily in the 15,000 to 50,000 square foot range).  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona, California and North Carolina.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the first three months of 2018, EastGroup issued 179,501 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $14.6 million. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue source is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the three months ended March 31, 2018, EastGroup executed leases on 1,856,000 square feet (5.0% of EastGroup’s total square footage of 37,472,000). During the first three months of 2018, average rental rates on new and renewal leases increased by 18.7%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 4.3% for the three months ended March 31, 2018, as compared to the same period in 2017.

EastGroup’s total leased percentage was 97.0% as of March 31, 2018 and March 31, 2017.  Leases scheduled to expire for the remainder of 2018 were 7.5% of the portfolio on a square foot basis at March 31, 2018, and this percentage was reduced to 6.2% as of April 20, 2018.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the first three months of 2018, EastGroup began construction of two development projects containing 169,000 square feet in Houston and Atlanta.  EastGroup also transferred three properties (347,000 square feet) in San Antonio, Tampa and Fort Lauderdale from its development program to real estate properties with costs of $29.9 million at the date of transfer.  As of March 31, 2018, EastGroup’s development program consisted of 17 projects (1,988,000 square feet) located in ten cities.  The projected total investment for the development projects, which were collectively 51% leased as of April 20, 2018, is $165 million, of which $41 million remained to be invested as of March 31, 2018.

Also in the first quarter of 2018, the Company sold 214,000 square feet of operating properties and 11 acres of land, generating gross proceeds of $17.5 million. EastGroup recognized $10,222,000 in Gain on sales of real estate investments and $86,000 in Gain on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income).

Typically, the Company initially funds its development and acquisition programs through its $335 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In May 2017, Moody's Investors Service affirmed EastGroup's issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI is comprised of Income from real estate operations, less Expenses from real estate operations plus the Company's share of income and property operating expenses from its less-than-wholly-owned real estate investments.  PNOI was calculated as follows for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Income from real estate operations	$72,120	66,137
Expenses from real estate operations	(20,676)	(19,007)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(79)	(211)
PNOI from 50% owned unconsolidated investment	217	224
PROPERTY NET OPERATING INCOME (PNOI)	$51,582	47,143

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

The following table presents reconciliations of Net Income to PNOI for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
NET INCOME	$28,748	12,973
(Gain) on sales of real estate investments	(10,222)	—
(Gain) loss on sales of non-operating real estate	(86)	40
(Gain) on sales of other	(427)	—
Interest income	(55)	(62)
Other revenue	(83)	(17)
Depreciation and amortization	21,685	20,225
Company's share of depreciation from unconsolidated investment	31	31
Interest expense	8,607	8,686
General and administrative expense	3,463	5,478
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(79)	(211)
PROPERTY NET OPERATING INCOME (PNOI)	$51,582	47,143

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$28,713	12,819
Depreciation and amortization	21,685	20,225
Company's share of depreciation from unconsolidated investment	31	31
Depreciation and amortization from noncontrolling interest	(44)	(55)
(Gain) on sales of real estate investments	(10,222)	—
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$40,163	33,020
Net income attributable to common stockholders per diluted share	$0.83	0.38
Funds from operations (FFO) attributable to common stockholders per diluted share	$1.16	0.99
Diluted shares for earnings per share and funds from operations	34,736	33,409

The Company analyzes the following performance trends in evaluating the progress of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the first quarter of 2018 was $1.16 per share compared with $.99 per share for the same period of 2017, an increase of 17.2%.

•
For the three months ended March 31, 2018, PNOI increased by $4,439,000, or 9.4%, compared to the same period in 2017. PNOI increased $2,634,000 from newly developed and redeveloped properties, $1,924,000 from same property operations and $506,000 from 2017 acquisitions; PNOI decreased $628,000 from operating properties sold in 2017 and 2018.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 4.3% for the three months ended March 31, 2018, compared to the same period in 2017.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy was 97.1% for the three months ended March 31, 2018, compared to 96.2% for the same period of 2017.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2018, was 96.4%.  Quarter-end occupancy ranged from 94.9% to 96.4% over the previous four quarters ended March 31, 2017 to December 31, 2017.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (5.0% of total square footage) averaged 18.7% for the first quarter of 2018.

•
Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three months ended March 31, 2018 was $131,000 compared to $109,000 for the same period of 2017.

•	Bad debt expense is included in Expenses from real estate operations. The Company recorded bad debt expense of $90,000 and $50,000 for the three months ended March 31, 2018 and 2017, respectively.

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

FINANCIAL CONDITION
EastGroup’s assets were $1,962,785,000 at March 31, 2018, an increase of $9,564,000 from December 31, 2017.  Liabilities decreased $13,982,000 to $1,188,109,000, and equity increased $23,546,000 to $774,676,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $26,215,000 during the three months ended March 31, 2018, primarily due to the transfer of three properties from Development (as detailed under Development below) and capital improvements at the Company's properties.

During the three months ended March 31, 2018, the Company made capital improvements of $5,606,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $2,074,000 on development projects subsequent to transfer to Real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

During the three months ended March 31, 2018, the Company sold World Houston 18 in Houston and 56 Commerce Park in Tampa. The properties (214,000 square feet combined) were sold for $14.9 million and the Company recognized gains on the sales of $10.2 million.

Development
EastGroup’s investment in development at March 31, 2018 consisted of properties in lease-up and under construction of $124,381,000 and prospective development (primarily land) of $114,462,000.  The Company’s total investment in development at March 31, 2018 was $238,843,000 compared to $242,014,000 at December 31, 2017.  Total capital invested for development during the first three months of 2018 was $31,212,000, which primarily consisted of costs of $25,577,000 and $1,143,000 as detailed in the Development Activity table below and costs of $2,074,000 on development properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,123,000 and $1,244,000 for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, EastGroup sold 11 acres of development land in Houston for $2,577,000. The Company also transferred three development projects to Real estate properties during the first three months of 2018 with a total investment of $29,891,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT ACTIVITY		Costs Transferred in 2018 (1)	For the Three Months Ended 3/31/2018	Cumulative as of 3/31/2018	Estimated Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Progress Center 1 & 2, Atlanta, GA (2)	132,000	$—	143	10,476	11,100	04/18
SunCoast 4, Ft. Myers, FL	93,000	—	53	9,173	9,600	05/18
Eisenhauer Point 3, San Antonio, TX	71,000	—	215	6,374	6,800	06/18
Steele Creek VII, Charlotte, NC	120,000	—	582	8,379	9,000	09/18
Horizon XII, Orlando, FL	140,000	—	156	11,386	12,100	12/18
Kyrene 202 III, IV & V, Phoenix, AZ	166,000	—	863	12,406	13,800	02/19
Total Lease-Up	722,000	—	2,012	58,194	62,400
UNDER CONSTRUCTION
Country Club V, Tucson, AZ	300,000	—	5,513	19,464	24,200	05/18
Horizon X, Orlando, FL	104,000	—	3,351	6,901	7,700	06/18
CreekView 121 3 & 4, Dallas, TX	158,000	—	1,186	11,497	14,200	04/19
Eisenhauer Point 5, San Antonio, TX	98,000	—	1,006	6,810	7,500	04/19
Eisenhauer Point 6, San Antonio, TX	85,000	—	401	4,451	5,200	04/19
Falcon Field, Phoenix, AZ	96,000	—	3,289	6,236	9,000	05/19
West Road 5, Houston, TX	58,000	1,022	1,277	2,299	4,700	07/19
Airport Commerce Center 3, Charlotte, NC	96,000	—	257	1,990	7,300	09/19
Broadmoor 2, Atlanta, GA	111,000	705	303	1,008	7,400	10/19
Settlers Crossing 1, Austin, TX	77,000	—	1,127	2,683	7,400	10/19
Settlers Crossing 2, Austin, TX	83,000	—	1,175	2,848	8,000	10/19
Total Under Construction	1,266,000	1,727	18,885	66,187	102,600
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Ft. Myers, FL	570,000	—	50	14,162
Miami, FL	850,000	—	5,485	36,361
Orlando, FL	418,000	—	683	11,803
Tampa, FL	32,000	—	—	1,560
Atlanta, GA	85,000	(705)	15	517
Jackson, MS	28,000	—	—	706
Charlotte, NC	655,000	—	104	6,833
Austin, TX	180,000	—	85	3,105
Dallas, TX	475,000	—	296	9,892
Houston, TX (3)	1,258,000	(1,022)	(2,376)	17,792
San Antonio, TX	995,000	—	338	11,731
Total Prospective Development	5,546,000	(1,727)	4,680	114,462
	7,534,000	$—	25,577	238,843
COMPLETED DEVELOPMENT AND TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2018	Building Size (Square feet)					Building Conversion Date
Alamo Ridge IV, San Antonio, TX	97,000	$—	320	7,417		03/18
Oak Creek VII, Tampa, FL	116,000	—	601	6,732		03/18
Weston, Ft. Lauderdale, FL (4)	134,000	—	222	15,742		03/18
Total Transferred to Real Estate Properties	347,000	$—	1,143	29,891	(5)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) This project was acquired by EastGroup on 12/12/17 during the lease-up phase.
(3) Negative amount represents land inventory costs transferred to Under Construction and land sold on 3/28/18.
(4) This project was acquired by EastGroup on 11/1/16 and underwent redevelopment.
(5) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate and development properties increased $10,541,000 during the first three months of 2018 due primarily to depreciation expense, offset by the sale of 214,000 square feet of operating properties during the period.

Other Assets
Other assets decreased $2,796,000 during the first three months of 2018.  A summary of Other assets follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Leasing costs (principally commissions)	$72,343	72,722
Accumulated amortization of leasing costs	(27,404)	(27,973)
Leasing costs (principally commissions), net of accumulated amortization	44,939	44,749

Straight-line rents receivable	32,574	31,609
Allowance for doubtful accounts on straight-line rents receivable	(81)	(48)
Straight-line rents receivable, net of allowance for doubtful accounts	32,493	31,561

Accounts receivable	4,114	6,004
Allowance for doubtful accounts on accounts receivable	(616)	(577)
Accounts receivable, net of allowance for doubtful accounts	3,498	5,427

Acquired in-place lease intangibles	20,690	20,690
Accumulated amortization of acquired in-place lease intangibles	(9,986)	(8,974)
Acquired in-place lease intangibles, net of accumulated amortization	10,704	11,716

Acquired above market lease intangibles	1,550	1,550
Accumulated amortization of acquired above market lease intangibles	(850)	(794)
Acquired above market lease intangibles, net of accumulated amortization	700	756

Mortgage loans receivable	2,623	4,581
Interest rate swap assets	8,950	6,034
Goodwill	990	990
Prepaid expenses and other assets	8,336	10,215
Total Other assets	$113,233	116,029

Liabilities
Unsecured bank credit facilities increased $5,852,000 during the three months ended March 31, 2018, mainly due to proceeds of $91,387,000 exceeding repayments of $85,634,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $61,000 during the three months ended March 31, 2018, primarily due to the amortization of debt issuance costs.

Secured debt decreased $2,703,000 during the three months ended March 31, 2018.  The decrease resulted from regularly scheduled principal payments of $2,767,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses decreased $18,137,000 during the first three months of 2018.  A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Property taxes payable	$12,476	12,081
Development costs payable	18,412	9,699
Real estate improvements and capitalized leasing costs payable	4,443	3,957
Interest payable	4,899	3,744
Dividends payable on unvested restricted stock	1,017	1,365
Book overdraft (1)	1,658	20,902
Other payables and accrued expenses	3,925	13,219
Total Accounts payable and accrued expenses	$46,830	64,967

(1) Represents unfunded outstanding checks for which the bank has not advanced cash to the Company.

Other liabilities increased $945,000 during the three months ended March 31, 2018.  A summary of the Company’s Other liabilities follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Security deposits	$16,688	16,668
Prepaid rent and other deferred income	10,647	9,352

Acquired below-market lease intangibles	4,135	4,135
Accumulated amortization of below-market lease intangibles	(2,321)	(2,147)
Acquired below-market lease intangibles, net of accumulated amortization	1,814	1,988

Interest rate swap liabilities	—	695
Prepaid tenant improvement reimbursements	573	124
Other liabilities	65	15
Total Other liabilities	$29,787	28,842

Equity
Additional paid-in capital increased $13,645,000 during the three months ended March 31, 2018, primarily due to the issuance of common stock under the Company's continuous common equity program (as discussed in Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 15 in the Notes to Consolidated Financial Statements). EastGroup issued 179,501 shares of common stock under its continuous common equity program with net proceeds to the Company of $14,602,000.

For the three months ended March 31, 2018, Distributions in excess of earnings decreased $6,325,000 as a result of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $28,713,000 exceeding dividends on common stock of $22,388,000.

Accumulated other comprehensive income increased $3,606,000 during the three months ended March 31, 2018. The increase resulted from the change in fair value of the Company's interest rate swaps (cash flow hedges) which are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2018, was $28,713,000 ($.83 per basic and diluted share) compared to $12,819,000 ($.38 per basic and diluted share) for the same period in 2017.

PNOI for the three months ended March 31, 2018, increased by $4,439,000, or 9.4%, compared to the same period in 2017. PNOI increased $2,634,000 from newly developed and redeveloped properties, $1,924,000 from same property operations and $506,000 from 2017 acquisitions; PNOI decreased $628,000 from operating properties sold in 2017 and 2018. Lease termination fee income was $131,000 and $109,000 for the three months ended March 31, 2018 and 2017, respectively. The Company recorded bad debt expense of $90,000 and $50,000 during the three months ended March 31, 2018 and 2017, respectively. Straight-lining of rent increased Income from real estate operations by $1,019,000 and $591,000 for the three months ended March 31, 2018 and 2017, respectively.

EastGroup signed 23 leases with free rent concessions on 533,000 square feet during the three months ended March 31, 2018, with total free rent concessions of $618,000 over the lives of the leases. During the same period of 2017, the Company signed 40 leases with free rent concessions on 1,253,000 square feet with total free rent concessions of $1,617,000 over the lives of the leases.

The Company’s percentage of leased square footage was 97.0% as of both March 31, 2018 and 2017.  Occupancy at March 31, 2018 was 96.4% compared to 95.6% at March 31, 2017.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three months ended March 31, 2018, was 97.1% compared to 96.2% for the same period of 2017.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.89 per square foot for the three months ended March 31, 2018, compared to $5.58 per square foot for the same period of 2017.

Interest expense decreased $79,000 for the three months ended March 31, 2018, compared to the same period in 2017. The following table presents the components of Interest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$793	547	246
Amortization of facility fees - unsecured bank credit facilities	165	165	—
Amortization of debt issuance costs - unsecured bank credit facilities	113	113	—
Total variable rate interest expense	1,071	825	246
FIXED RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - fixed rate (1) (excluding amortization of facility fees and debt issuance costs)	398	398	—
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	5,961	5,541	420
Secured debt interest (excluding amortization of debt issuance costs)	2,573	3,367	(794)
Amortization of debt issuance costs - unsecured debt	135	119	16
Amortization of debt issuance costs - secured debt	71	82	(11)
Total fixed rate interest expense	9,138	9,507	(369)
Total interest	10,209	10,332	(123)
Less capitalized interest	(1,602)	(1,646)	44
TOTAL INTEREST EXPENSE	$8,607	8,686	(79)

(1)
Includes interest on the Company's unsecured bank credit facilities and unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

The Company's variable rate interest expense increased by $246,000 for the three months ended March 31, 2018, as compared to the same period in 2017. The Company's average unsecured bank credit facilities borrowings and weighted average variable interest rates during both periods are shown in the following table:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$123,484	124,384	(900)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	2.60%	1.78%

The Company's fixed rate interest expense decreased by $369,000 for the three months ended March 31, 2018, as compared to the same period in 2017. The changes resulting from the fixed rate unsecured bank credit facilities, unsecured debt and secured debt activity are described below.

Secured debt interest decreased by $794,000 during the three month period ended March 31, 2018, as compared to the same period in 2017 as a result of debt repayments and regularly scheduled principal payments. Regularly scheduled principal payments on secured debt were $2,767,000 during the three months ended March 31, 2018. During the year ended December 31, 2017, regularly scheduled principal payments on secured debt were $13,139,000. EastGroup did not repay any secured debt during the first three months of 2018. The details of the secured debt repaid in 2017 are shown in the following table:

SECURED DEBT REPAID IN 2017	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, 55th Avenue and World Houston 1 & 2, 21 & 23	5.57%	08/07/2017	$45,069

EastGroup did not obtain any new secured debt during 2017 or during the first three months of 2018.

The decrease in secured debt interest expense during the three months ended March 31, 2018 as compared to the same period last year was partially offset by a $420,000 increase in interest expense from fixed rate unsecured debt. The increase resulted from the Company's unsecured debt activity described below. EastGroup did not obtain any new unsecured debt in the first three months of 2018. The details of the unsecured debt obtained in 2017 are shown in the following table:

NEW UNSECURED DEBT IN 2017	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$60 Million Senior Unsecured Notes	3.460%	12/13/2017	12/13/2024	$60,000

The increase in interest expense from the new unsecured debt was partially offset by the refinancing of two unsecured loans. In December 2017, the Company refinanced a $75 million unsecured term loan, resulting in a 30 basis point reduction in the loan's interest rate. The loan, which has a maturity date of December 20, 2020, now has an effectively fixed interest rate of 3.452%. In February 2018, EastGroup refinanced a $65 million unsecured term loan, resulting in a 55 basis point reduction in the loan's interest rate. The loan, which has a maturity date of April 1, 2023, now has an effectively fixed interest rate of 2.313%.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest decreased $44,000 for the three months ended March 31, 2018, as compared to the same period of 2017. The decrease is due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $1,460,000 for the three months ended March 31, 2018, as compared to the same period in 2017 primarily due to the operating properties acquired by the Company in 2017 and the properties transferred from Development in 2017 and 2018, partially offset by operating properties sold in 2017 and 2018.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, increased $10,222,000 for the three months ended March 31, 2018, as compared to the same period in 2017. The Company did not sell any operating properties during the first three months of 2017. During the first quarter of 2018, EastGroup sold the following operating properties in separate transactions: World Houston 18 in Houston and 56 Commerce Park in Tampa. The properties contain a combined 214,000 square feet and were sold for $14,910,000; EastGroup recognized gains on the sales of $10,222,000.

Real Estate Improvements
Real estate improvements for EastGroup's operating properties for the three months ended March 31, 2018 and 2017 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2018	2017
		(In thousands)
Upgrade on Acquisitions	40 yrs	$5	15
Tenant Improvements:
New Tenants	Lease Life	1,793	2,400
Renewal Tenants	Lease Life	602	675
Other:
Building Improvements	5-40 yrs	1,000	771
Roofs	5-15 yrs	978	620
Parking Lots	3-5 yrs	725	142
Other	5 yrs	503	113
Total Real Estate Improvements (1)		$5,606	4,736

(1)	Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Total Real Estate Improvements	$5,606	4,736
Change in Real Estate Property Payables	(419)	(466)
Change in Prepaid Construction in Progress	(29)	(20)
Real Estate Improvements on the Consolidated Statements of Cash Flows	$5,158	4,250

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and amortization expense.  Capitalized leasing costs for the three months ended March 31, 2018 and 2017 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2018	2017
		(In thousands)
Development	Lease Life	$762	1,251
New Tenants	Lease Life	925	2,195
Renewal Tenants	Lease Life	1,305	1,890
Total Capitalized Leasing Costs		$2,992	5,336
Amortization of Leasing Costs		$2,746	2,470

Real Estate Sold and Held for Sale/Discontinued Operations
The Company considers a real estate property to be held for sale when it meets the criteria established under Accounting Standards Codification (ASC) 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.

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

The Company did not classify any properties as held for sale as of March 31, 2018 and December 31, 2017.

The Company does not consider its sales in 2017 and the first three months of 2018 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

During the first three months of 2018, the Company sold World Houston 18 and 56 Commerce Park. The properties, which contain 214,000 square feet and are located in Houston and Tampa, were sold for $14.9 million and the Company recognized gains on the sales of $10.2 million. The Company also sold 11 acres of land in Houston for $2,577,000 and recognized a gain of $86,000.

During 2017, EastGroup sold Stemmons Circle and Techway Southwest I-IV. The properties, which contain 514,000 square feet and are located in Dallas and Houston, were sold for $38.0 million and the Company recognized gains on the sales of $21.9 million (There were no sales of operating properties in the first quarter of 2017). The Company also sold 19 acres of land in El Paso and Dallas for $3.8 million and recognized net gains of $293,000 (A net loss of $40,000 was recorded in the first quarter of 2017).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB issued further guidance in ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, that provides clarifying guidance in certain narrow areas and adds some practical expedients. The new standard was effective for the Company on January 1, 2018, and the Company used the modified retrospective approach upon adoption. The adoption of ASU 2014-09 did not have a material impact on the Company's financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,which requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized costs on the balance sheet. EastGroup adopted ASU 2016-01 effective January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company's financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases, and while the adoption of ASU 2016-02 will impact the Company's accounting for office and ground leases, the Company anticipates the impact will not be material to its overall financial condition and results of operations. Lessor accounting is largely unchanged under ASU 2016-02. The Company's primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to evaluate the potential impacts of the ASU and believes it will continue to account for its leases in substantially the same manner. The most significant change for the Company related to lessor accounting includes the new standard's narrow definition of initial direct costs for leases. The new definition will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup plans to elect the practical expedient permitting lessors to make an accounting policy election by class of underlying asset to not separate non-lease components of a contract from the lease component to which they relate when specific criteria are met (the Company believes its leases meet the criteria). Public business entities are required to apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. EastGroup plans to adopt ASU 2016-02 effective January 1, 2019. The Company is continuing the process of evaluating and quantifying the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2019.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. The ASU is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2017-09 on January 1, 2018; the adoption of ASU 2017-09 did not have a material impact on its financial condition or results of operations, as the Company has not had any modifications to share-based payment awards. However, if the Company does have a modification to an award in the future, it will follow the guidance in ASU 2017-09.
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

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $21,714,000 for the three months ended March 31, 2018.  The primary other sources of cash were borrowings on unsecured bank credit facilities, proceeds from the sales of real estate investments and non-operating real estate and proceeds from common stock offerings.  The Company distributed $22,736,000 in common stock dividends during the three months ended March 31, 2018.  Other primary uses of cash were for repayments on unsecured bank credit facilities and secured debt, the construction and development of properties and capital improvements at various properties.

Total debt at March 31, 2018 and December 31, 2017 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$122,092	116,339
Unsecured bank credit facilities - fixed rate, carrying amount (1)	80,000	80,000
Unamortized debt issuance costs	(531)	(630)
Unsecured bank credit facilities	201,561	195,709

Unsecured debt - fixed rate, carrying amount (1)	715,000	715,000
Unamortized debt issuance costs	(1,878)	(1,939)
Unsecured debt	713,122	713,061

Secured debt - fixed rate, carrying amount (1)	197,580	200,354
Unamortized debt issuance costs	(771)	(842)
Secured debt	196,809	199,512

Total debt	$1,111,492	1,108,282

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EastGroup has a $300 million unsecured revolving credit facility with a group of nine banks that matures in July 2019. The credit facility contains options for a one-year extension (at the Company's election) and a $150 million expansion (with agreement by all parties).  The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2018, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018.  As of March 31, 2018, EastGroup had an additional $109,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 2.846%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company also has a $35 million unsecured revolving credit facility that matures in July 2019. This credit facility automatically extends for one year if the extension option in the $300 million revolving credit facility is exercised.  The interest rate is reset on a daily basis and as of March 31, 2018, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.  At March 31, 2018, the interest rate was 2.883% on a balance of $13,092,000.

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

In February, the Company refinanced a $65 million unsecured term loan, resulting in a 55 basis point reduction in the loan's interest rate. The loan, which has a maturity date of April 1, 2023, now has an effectively fixed interest rate of 2.313%. The refinancing will provide a net annual savings to the Company of approximately $340,000.

On March 6, 2017, EastGroup entered into sales agreements (the March 2017 Sales Agreements) in connection with its continuous equity program with each of BNY Mellon Capital Markets, LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Jefferies LLC; and Raymond James & Associates, Inc. to sell up to an aggregate of 10,000,000 shares of its common stock from time to time. On February 15, 2018, the Company entered into sales agreements with BTIG, LLC; Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC, which are substantially similar to the March 2017 Sales Agreements. Pursuant to the agreements, the shares may be offered and sold in transactions that are deemed to be "at the market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The Company has sold an aggregate of 3,778,161 shares of common stock under the sales agency financing agreements and, as of April 23, 2018, EastGroup may offer and sell an additional 6,221,839 shares of common stock through the sales agents.

During the three months ended March 31, 2018, EastGroup issued and sold 179,501 shares of common stock under its continuous equity program at an average price of $82.68 per share with gross proceeds to the Company of $14,842,000. The Company incurred offering-related costs of $240,000 during the three months, resulting in net proceeds to the Company of $14,602,000.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2017, did not materially change during the three months ended March 31, 2018, except for the changes in Unsecured bank credit facilities and Secured debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of March 31, 2018.

	April – December 2018	2019		2020	2021	2022	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	122,092	(1)	—	—	—	—	122,092	122,039	(2)
Weighted average interest rate	—	2.85%	(3)	—	—	—	—	2.85%
Unsecured bank credit facilities - fixed rate (in thousands)	$—	80,000		—	—	—	—	80,000	80,001	(4)
Weighted average interest rate	—	2.02%		—	—	—	—	2.02%
Unsecured debt - fixed rate (in thousands)	$50,000	75,000		105,000	40,000	75,000	370,000	715,000	698,526	(4)
Weighted average interest rate	3.91%	2.85%		3.55%	2.34%	3.03%	3.46%	3.33%
Secured debt - fixed rate (in thousands)	$8,540	55,569		9,096	89,563	32,769	2,043	197,580	201,732	(4)
Weighted average interest rate	5.21%	7.01%		4.43%	4.55%	4.09%	3.85%	5.18%

(1)
The variable-rate unsecured bank credit facilities mature in July 2019 and as of March 31, 2018, have balances of $109,000,000 (excluding the $80,000,000 draw with an effectively fixed rate due to an interest rate swap, as shown in the table above) on the $300 million unsecured bank credit facility and $13,092,000 on the $35 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company's variable rate unsecured bank credit facilities as of March 31, 2018.

(4)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of March 31, 2018, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 29 basis points, interest expense and cash flows would increase or decrease by approximately $348,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 4.	CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2017, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the 2017 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/18 thru 01/31/18	19,307	(1)	$87.50	—	—
02/01/18 thru 02/28/18	—		—	—	—
03/01/18 thru 03/31/18	4,517	(1)	80.93	—	—
Total	23,824		$86.25	—

(1)
As permitted under the Company's equity compensation plans, these shares were withheld by the Company to satisfy the tax withholding obligations for those employees who elected this option in connection with the vesting of shares of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 6.	EXHIBITS.

(a)	Form 10-Q Exhibits:

(10)
(a) Sales Agency Financing Agreement dated February 15, 2018 between EastGroup Properties, Inc. and BTIG, LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed February 15, 2018).
(b)
Sales Agency Financing Agreement dated February 15, 2018 between EastGroup Properties, Inc. and Robert W. Baird & Co. Incorporated (incorporated by reference to Exhibit 1.2 to the Company's Form 8-K filed February 15, 2018).

(c)
Sales Agency Financing Agreement dated February 15, 2018 between EastGroup Properties, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.3 to the Company's Form 8-K filed February 15, 2018).

(d)
Amendment to Amended and Restated Sales Agency Financing Agreement dated February 15, 2018 between EastGroup Properties, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.4 to the Company's Form 8-K filed February 15, 2018).

(e)
Amendment to Amended and Restated Sales Agency Financing Agreement dated February 15, 2018 between EastGroup Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.5 to the Company's Form 8-K filed February 15, 2018).

(f)
Amendment to Amended and Restated Sales Agency Financing Agreement dated February 15, 2018 between EastGroup Properties, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.6 to the Company's Form 8-K filed February 15, 2018).

(g)
Amendment to Sales Agency Financing Agreement dated February 15, 2018 between EastGroup Properties, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.7 to the Company's Form 8-K filed February 15, 2018).

	(31)	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(a) Marshall A. Loeb, Chief Executive Officer
(b) Brent W. Wood, Chief Financial Officer
	(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a) Marshall A. Loeb, Chief Executive Officer
(b) Brent W. Wood, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  April 23, 2018

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer