Form 10-Q
period 2018-06-30
EASTGROUP PROPERTIES INC
filed 2018-07-23
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2018                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of July 20, 2018 was 35,737,853.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2018

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Real estate properties	$2,457,405	2,336,734
Development and value-add properties	211,575	242,014
	2,668,980	2,578,748
Less accumulated depreciation	(778,676)	(749,601)
	1,890,304	1,829,147
Unconsolidated investment	7,852	8,029
Cash	252	16
Other assets	123,318	116,029
TOTAL ASSETS	$2,021,726	1,953,221

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities	$176,958	195,709
Unsecured debt	723,171	713,061
Secured debt	194,069	199,512
Accounts payable and accrued expenses	56,350	64,967
Other liabilities	30,477	28,842
Total Liabilities	1,181,025	1,202,091

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 35,724,053 shares issued and outstanding at June 30, 2018 and 34,758,167 at December 31, 2017	4	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,144,290	1,061,153
Distributions in excess of earnings	(315,355)	(317,032)
Accumulated other comprehensive income	10,140	5,348
Total Stockholders’ Equity	839,079	749,472
Noncontrolling interest in joint ventures	1,622	1,658
Total Equity	840,701	751,130
TOTAL LIABILITIES AND EQUITY	$2,021,726	1,953,221

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES
Income from real estate operations	$73,720	67,855	145,840	133,992
Other revenue	1,165	39	1,248	56
	74,885	67,894	147,088	134,048
EXPENSES
Expenses from real estate operations	21,453	20,244	42,129	39,251
Depreciation and amortization	22,808	20,865	44,493	41,090
General and administrative	3,740	2,903	7,203	8,381
	48,001	44,012	93,825	88,722
OPERATING INCOME	26,884	23,882	53,263	45,326
OTHER INCOME (EXPENSE)
Interest expense	(8,842)	(9,015)	(17,449)	(17,701)
Gain on sales of real estate investments	—	21,855	10,222	21,855
Other	222	255	976	470
NET INCOME	18,264	36,977	47,012	49,950
Net income attributable to noncontrolling interest in joint ventures	(37)	(87)	(72)	(241)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	18,227	36,890	46,940	49,709
Other comprehensive income (loss) - cash flow hedges	1,186	(984)	4,792	426
TOTAL COMPREHENSIVE INCOME	$19,413	35,906	51,732	50,135
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.52	1.09	1.34	1.48
Weighted average shares outstanding	35,196	33,987	34,944	33,676
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.52	1.08	1.34	1.47
Weighted average shares outstanding	35,259	34,040	34,998	33,722
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2017	$3	1,061,153	(317,032)	5,348	1,658	751,130
Net income	—	—	46,940	—	72	47,012
Net unrealized change in fair value of cash flow hedges	—	—	—	4,792	—	4,792
Common dividends declared – $1.28 per share	—	—	(45,263)	—	—	(45,263)
Stock-based compensation, net of forfeitures	—	2,929	—	—	—	2,929
Issuance of 929,783 shares of common stock, common stock offering, net of expenses	1	82,155	—	—	—	82,156
Issuance of 1,232 shares of common stock, dividend reinvestment plan	—	108	—	—	—	108
Withheld 23,824 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,055)	—	—	—	(2,055)
Distributions to noncontrolling interest	—	—	—	—	(108)	(108)
BALANCE, JUNE 30, 2018	$4	1,144,290	(315,355)	10,140	1,622	840,701

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$47,012	49,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,493	41,090
Stock-based compensation expense	2,823	3,087
Net (gain) loss on sales of real estate investments and non-operating real estate	(10,308)	(21,815)
Gain on casualties and involuntary conversion	(1,150)	—
Changes in operating assets and liabilities:
Accrued income and other assets	2,111	1,539
Accounts payable, accrued expenses and prepaid rent	(12,075)	(7,310)
Other	828	654
NET CASH PROVIDED BY OPERATING ACTIVITIES	73,734	67,195
INVESTING ACTIVITIES
Real estate development	(61,023)	(47,767)
Purchases of real estate	(27,660)	(36,739)
Real estate improvements	(16,126)	(11,106)
Net proceeds from sales of real estate investments and non-operating real estate	16,826	39,934
Proceeds from casualties and involuntary conversion	890	—
Repayments on mortgage loans receivable	1,958	64
Changes in accrued development costs	7,350	2,826
Changes in other assets and other liabilities	(5,240)	(7,572)
NET CASH USED IN INVESTING ACTIVITIES	(83,025)	(60,360)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	216,672	193,658
Repayments on unsecured bank credit facilities	(233,989)	(217,640)
Proceeds from unsecured debt	60,000	—
Repayments on unsecured debt	(50,000)	—
Repayments on secured debt	(5,570)	(7,098)
Debt issuance costs	(1,845)	(110)
Distributions paid to stockholders (not including dividends accrued on unvested restricted stock)	(45,449)	(42,690)
Proceeds from common stock offerings	74,789	69,105
Proceeds from dividend reinvestment plan	112	113
Other	(5,193)	(2,617)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,527	(7,279)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	236	(444)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16	522
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$252	78
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $3,003 and $2,958 for 2018 and 2017, respectively	$16,528	17,160

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. During the fourth quarter of 2017, EastGroup closed the acquisition of the 20% noncontrolling interest in two of the four University Business Center buildings; the Company now owns 100% of University Business Center 125 and 175. As of December 31, 2017 and June 30, 2018, EastGroup had an 80% controlling interest in University Business Center 120 and 130.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of June 30, 2018 and December 31, 2017, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $18,898,000 and $36,825,000 for the three and six months ended June 30, 2018 and $17,113,000 and $33,747,000 for the same periods in 2017.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s Real estate properties and Development and value-add properties at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Real estate properties:
Land	$368,807	345,424
Buildings and building improvements	1,666,438	1,587,130
Tenant and other improvements	422,160	404,180
Development and value-add properties	211,575	242,014
	2,668,980	2,578,748
Less accumulated depreciation	(778,676)	(749,601)
	$1,890,304	1,829,147

During 2016, a hail storm caused damage to two of EastGroup's properties which were covered by insurance for all losses, subject to the Company's deductibles. The recoveries received for damages were in excess of the sum of the incurred losses for clean-up costs and the net book value written off for the damaged property. After all contingencies relating to the casualties were resolved, the Company recorded casualty gains of approximately $1.15 million during the second quarter of 2018, which is included in Other revenue on the Consolidated Statements of Income and Comprehensive Income.

(5)	DEVELOPMENT

For properties under development and value-add properties acquired in the development stage, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development properties based on development activity. As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant.  Effective January 1, 2018, the Company began transferring properties from the development program to Real estate properties at the earlier of 90% occupancy or one year after completion of the shell construction (formerly, the Company transferred at the earlier of 80% occupancy or one year after completion of the shell construction). This change did not materially impact the comparability of the Company's financial statements. Upon transfer, capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases and depreciation commences on the entire property (excluding the land).

(6)	REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES

Upon acquisition of real estate properties, EastGroup applies the principles of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations.

The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2017 and the first six months of 2018 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2017 and 2018 acquisitions.

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

Amortization expense for in-place lease intangibles was $1,033,000 and $2,045,000 for the three and six months ended June 30, 2018 and $1,233,000 and $2,354,000 for the same periods in 2017. Amortization of above and below market leases increased rental income by $142,000 and $260,000 for the three and six months ended June 30, 2018 and $141,000 and $277,000 for the same periods in 2017.

During the first six months of 2018, the Company acquired the following operating properties: Gwinnett 316 in Atlanta and Eucalyptus Distribution Center in Chino, California. The total cost for the properties acquired by the Company was $27,660,000, of which $27,037,000 was allocated to Real estate properties. EastGroup allocated $11,923,000 of the total purchase price to land using third party land valuations for the Atlanta and Chino (Los Angeles) markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 16 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $1,776,000 to in-place lease intangibles and $1,153,000 to below market leases.

During the year ended December 31, 2017, the Company acquired the following operating properties: Shiloh 400, Broadmoor Commerce Park and Hurricane Shoals 1 & 2 in Atlanta and Southpark Corporate Center 5-7 in Austin. The Company also acquired one value-add property in the development stage, Progress Center 1 & 2 in Atlanta. At the time of acquisition, Progress Center 1 & 2 was classified in the lease-up phase. The total cost for the properties acquired by the Company was $65,243,000, of which $51,539,000 was allocated to Real estate properties and $10,312,000 was allocated to Development and value-add properties. EastGroup allocated $11,281,000 of the total purchase price to land using third party land valuations for the Atlanta and Austin markets. Intangibles associated with the purchase of real estate were allocated as follows: $3,662,000 to in-place lease intangibles, $115,000 to above market leases, and $385,000 to below market leases.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill or other intangibles existed at June 30, 2018 and December 31, 2017.

(7)	REAL ESTATE SOLD AND HELD FOR SALE/DISCONTINUED OPERATIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  The Company did not classify any properties as held for sale as of June 30, 2018 and December 31, 2017.

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

The Company does not consider its sales in 2017 and the first six months of 2018 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

EastGroup did not sell any properties or land during the second quarter of 2018. The Company sold World Houston 18 and 56 Commerce Park during the first quarter of 2018. The properties, which contain 214,000 square feet and are located in Houston and Tampa, were sold for $14.9 million and the Company recognized gains on the sales of $10.2 million. The Company also sold 11 acres of land in Houston for $2.6 million and recognized a gain of $86,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the year 2017, EastGroup sold two operating properties, Stemmons Circle and Techway Southwest I-IV. Both properties were sold during the three months ended June 30, 2017. The properties, which contain 514,000 square feet and are located in Houston and Dallas, were sold for $38.0 million and the Company recognized gains on the sales of $21.9 million during the second quarter of 2017.

During the year 2017, the Company also sold 19 acres of land in Dallas and El Paso for $3.8 million and recognized net gains of $293,000 (A net loss of $40,000 was recorded in the first quarter of 2017; there were no land sales during the second quarter of 2017).

The results of operations and gains and losses on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on the sales of land are included in Other, and the gains on the sales of operating properties are included in Gain on sales of real estate investments.

(8)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	June 30, 2018		December 31, 2017
	(In thousands)
Leasing costs (principally commissions)	$73,567		72,722
Accumulated amortization of leasing costs	(27,926)		(27,973)
Leasing costs (principally commissions), net of accumulated amortization	45,641		44,749

Straight-line rents receivable	34,015		31,609
Allowance for doubtful accounts on straight-line rents receivable	(90)		(48)
Straight-line rents receivable, net of allowance for doubtful accounts	33,925		31,561

Accounts receivable	3,678		6,004
Allowance for doubtful accounts on accounts receivable	(413)		(577)
Accounts receivable, net of allowance for doubtful accounts	3,265		5,427

Acquired in-place lease intangibles	21,556		20,690
Accumulated amortization of acquired in-place lease intangibles	(10,109)		(8,974)
Acquired in-place lease intangibles, net of accumulated amortization	11,447		11,716

Acquired above market lease intangibles	1,533		1,550
Accumulated amortization of acquired above market lease intangibles	(890)		(794)
Acquired above market lease intangibles, net of accumulated amortization	643		756

Mortgage loans receivable	2,623		4,581
Interest rate swap assets	10,140		6,034
Receivable for common stock offerings	7,366	(1)	—
Goodwill	990		990
Prepaid expenses and other assets	7,278		10,215
Total Other assets	$123,318		116,029

(1) Payments were received in full on July 2 and 3, 2018.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	DEBT

The Company's debt is detailed below. EastGroup presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets.

	June 30, 2018	December 31, 2017
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$99,022	116,339
Unsecured bank credit facilities - fixed rate, carrying amount (1) (2)	80,000	80,000
Unamortized debt issuance costs	(2,064)	(630)
Unsecured bank credit facilities	176,958	195,709

Unsecured debt - fixed rate, carrying amount (1)	725,000	715,000
Unamortized debt issuance costs	(1,829)	(1,939)
Unsecured debt	723,171	713,061

Secured debt - fixed rate, carrying amount (1)	194,770	200,354
Unamortized debt issuance costs	(701)	(842)
Secured debt	194,069	199,512

Total debt	$1,094,198	1,108,282

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

(2)
The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018.

Until June 14, 2018, EastGroup had $300 million and $35 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2019. The Company amended and restated these credit facilities on June 14, 2018, expanding the capacity to $350 million and $45 million, as detailed below.

The $350 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company's election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2018, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018. As of June 30, 2018, the Company had an additional $80,000,000 of variable rate borrowings on this unsecured  bank credit facility with a weighted average interest rate of 3.091%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company's $45 million unsecured bank credit facility has a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2018, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. As of June 30, 2018, the interest rate was 3.090% on a balance of $19,022,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Scheduled principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), as of June 30, 2018, are as follows:

Years Ending December 31,	(In thousands)
Remainder of 2018	$5,730
2019	130,569
2020	114,096
2021	129,563
2022	107,769
2023 and beyond	432,043
Total	$919,770

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Property taxes payable	$22,816	12,081
Development costs payable	17,049	9,699
Real estate improvements and capitalized leasing costs payable	4,463	3,957
Interest payable	4,015	3,744
Dividends payable on unvested restricted stock	1,179	1,365
Book overdraft (1)	1,448	20,902
Other payables and accrued expenses	5,380	13,219
Total Accounts payable and accrued expenses	$56,350	64,967

(1) Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company's working cash line of credit.

(11)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Security deposits	$17,317	16,668
Prepaid rent and other deferred income	10,033	9,352

Acquired below-market lease intangibles	5,288	4,135
Accumulated amortization of below-market lease intangibles	(2,519)	(2,147)
Acquired below-market lease intangibles, net of accumulated amortization	2,769	1,988

Interest rate swap liabilities	—	695
Prepaid tenant improvement reimbursements	343	124
Other liabilities	15	15
Total Other liabilities	$30,477	28,842

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	COMPREHENSIVE INCOME

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$8,954	3,405	5,348	1,995
Change in fair value of interest rate swaps - cash flow hedges	1,186	(984)	4,792	426
Balance at end of period	$10,140	2,421	10,140	2,421

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of June 30, 2018, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

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

Amounts reported in Other comprehensive income related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company's variable-rate debt. The Company estimates the swap interest receipts will be $2,424,000 over the next twelve months. These receipts approximate the expected cash interest receipts due from counterparties for the swaps. Since the interest payments and receipts on the swaps in combination with the associated debt have been effectively fixed, this estimate is not in addition to the Company's total expected combined interest payments or expense for the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2018 and December 31, 2017, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of June 30, 2018	Notional Amount as of December 31, 2017
	(In thousands)
Interest Rate Swap	$80,000	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. See Note 16 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of June 30, 2018		Derivatives As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$10,140	Other assets	$6,034
Interest rate swap liabilities	Other liabilities	—	Other liabilities	695

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income on derivatives	$1,572	(1,531)	5,234	(894)
Amount of (income) loss reclassified from Accumulated other comprehensive income into Interest expense	(386)	547	(442)	1,320

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

As of June 30, 2018, the fair value of derivatives in an asset position related to these agreements was $10,140,000. As of June 30, 2018, the Company has not posted any collateral related to these arrangements. If the Company had breached any of the contractual provisions of the derivative contracts, it could have been required to settle its obligations under the agreements at their termination value. The swap termination value of derivatives in an asset position was an asset in the amount of $10,248,000.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$18,227	36,890	46,940	49,709
Denominator – weighted average shares outstanding	35,196	33,987	34,944	33,676
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$18,227	36,890	46,940	49,709
Denominator:
Weighted average shares outstanding	35,196	33,987	34,944	33,676
Unvested restricted stock	63	53	54	46
Total Shares	35,259	34,040	34,998	33,722

(15)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,108,000 and $2,151,000 for the three and six months ended June 30, 2018, respectively, of which $245,000 and $459,000 were capitalized as part of the Company's development costs. For the three and six months ended June 30, 2017, stock-based compensation cost for employees was $952,000 and $3,633,000, respectively, of which $383,000 and $869,000 were capitalized as part of the Company's development costs.

Stock-based compensation expense for directors was $776,000 and $1,131,000 for the three and six months ended June 30, 2018, respectively, and $161,000 and $323,000 for the same periods of 2017.

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

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on May 10, 2017. On that date, 5,406 shares were granted to certain executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $78.18 per share, vested 25% in the first quarter of 2018 and will vest 25% on January 1 in years 2019, 2020 and 2021. The shares are being expensed on a straight-line basis over the remaining service period.

In the second quarter of 2018, the Committee approved an equity compensation plan for the Company's executive officers based upon certain annual performance measures for 2018, including FFO per share, same property net operating income change, general and administrative costs, and fixed charge coverage. During the first quarter of 2019, the Committee will measure the Company's performance for 2018 against bright-line tests established by the Committee on the grant date of June 1, 2018. The number of shares that may be earned for the achievement of the annual performance measures could range from zero to 24,690. These shares, which have a grant date fair value of $95.19, would vest 20% on the date shares are determined and 20% per year on each January 1 for the subsequent four years. On the grant date of June 1, 2018, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

Also in the second quarter of 2018, the Committee approved an equity compensation plan for EastGroup's executive officers based upon the achievement of individual goals for each of the officers included in the plan. Any shares issued pursuant to the individual goals in this compensation plan will be determined by the Committee in its discretion and issued in the first quarter of 2019. The number of shares to be issued on the grant date for the achievement of individual goals could range from zero to 6,173. These

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

shares would vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years. The Company will begin recognizing the expense for any shares awarded on the grant date in the first quarter of 2019, and the shares will be expensed on a straight-line basis over the remaining service period.

Also in the second quarter of 2018, the Committee approved a long-term equity compensation plan for the Company’s executive officers that includes one component based on total shareholder return and one component based only on continued service as of the vesting dates.

The component of the long-term equity compensation plan based on total shareholder return is subject to bright-line tests that will compare the Company's total shareholder return to the NAREIT Equity Index and to the member companies of the NAREIT industrial index. The plan will measure the bright-line tests over the three-year period ending December 31, 2020. During the first quarter of 2021, the Committee will measure the Company's performance for the three-year period against bright-line tests established by the Committee on the grant date of June 1, 2018.  The number of shares to be earned on the measurement date could range from zero to 27,596.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2021 and 25% on January 1, 2022. On the grant date of June 1, 2018, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on June 1, 2018. On that date, 7,884 shares were granted to the Company's executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $95.19, will vest 25% in the first quarter of 2019 and 25% on January 1 in years 2020, 2021 and 2022. The shares are being expensed on a straight-line basis over the remaining service period.

Also during the second quarter of 2018, 12,425 shares were granted to certain non-executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $95.17, will vest 20% on January 1 in years 2019, 2020, 2021, 2022 and 2023. The shares are being expensed on a straight-line basis over the remaining service period.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first six months of 2018, the Company withheld 23,824 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the first six months of 2018 was $5,142,000.

	Three Months Ended		Six Months Ended
Award Activity:	June 30, 2018		June 30, 2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	123,287	$66.20	152,926	$63.22
Granted (1) (2)	20,309	95.18	50,217	84.09
Forfeited	—	—	—	—
Vested	—	—	(59,547)	63.77
Unvested at end of period	143,596	$70.30	143,596	$70.30

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.
(2) Does not include the restricted shares that may be earned if the performance goals established in 2017 for long-term performance and in 2018 for annual and long-term performance are achieved. Depending on the actual level of achievement of the goals at the end of the open performance periods, the number of shares earned could range from zero to 86,836.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$252	252	16	16
Mortgage loans receivable	2,623	2,552	4,581	4,569
Interest rate swap assets	10,140	10,140	6,034	6,034
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	99,022	99,016	116,339	116,277
Unsecured bank credit facilities - fixed rate (2)	80,000	80,000	80,000	80,003
Unsecured debt (2)	725,000	703,703	715,000	703,871
Secured debt (2)	194,770	197,173	200,354	206,408
Interest rate swap liabilities	—	—	695	695
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In July 2018, the Company closed the acquisition of Siempre Viva Distribution Center in the Otay Mesa submarket of San Diego. The 115,000 square foot multi-tenant distribution center was acquired for $14 million.

EastGroup is currently under contract to sell its 35th Avenue Distribution Center in Phoenix for approximately $8 million. The sale of the 125,000 square foot property is expected to close during the third quarter of 2018.

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

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the first six months of 2018, EastGroup issued 929,783 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $82.2 million. Also during the first six months of 2018, the Company closed $60 million of senior unsecured private placement notes and replaced its $300 million and $35 million unsecured bank credit facilities with new $350 million and $45 million facilities. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue source is rental income; as such, EastGroup’s greatest challenge is leasing space.  During the six months ended June 30, 2018, EastGroup executed leases on 3,676,000 square feet (9.6% of EastGroup’s total square footage of 38,424,000). During the first six months of 2018, average rental rates on new and renewal leases increased by 15.1%.  Property net operating income (PNOI) from same properties, defined as operating properties owned during the entire current period and prior year reporting period, increased 4.6% for the six months ended June 30, 2018, as compared to the same period in 2017.

EastGroup’s total leased percentage was 97.0% as of June 30, 2018 compared to 96.8% at June 30, 2017.  Leases scheduled to expire for the remainder of 2018 were 3.9% of the portfolio on a square foot basis at June 30, 2018, and this percentage was reduced to 3.3% as of July 20, 2018.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the first six months of 2018, EastGroup began construction of seven development projects containing 888,000 square feet in Miami, Orlando, Ft. Myers, Atlanta, Dallas, Houston and San Antonio.  EastGroup also transferred eight development projects and value-add acquisitions (1,052,000 square feet) in Orlando, Tampa, Ft. Lauderdale, Ft. Myers, Atlanta, San Antonio and Tucson from its development program to real estate properties with costs of $83.9 million at the date of transfer.  As of June 30, 2018,

EastGroup’s development program consisted of 17 projects (2,007,000 square feet) located in ten cities.  The projected total investment for the development projects, which were collectively 27% leased as of July 20, 2018, is $171 million, of which $61 million remained to be invested as of June 30, 2018.

Also in the first six months of 2018, the Company sold 214,000 square feet of operating properties and 11 acres of land, generating gross proceeds of $17.5 million. EastGroup recognized $10,222,000 in Gain on sales of real estate investments and $86,000 in Gain on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income).

Typically, the Company initially funds its development and acquisition programs through its $395 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In June 2018, Moody's Investors Service affirmed EastGroup's issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

PNOI was calculated as follows for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Income from real estate operations	$73,720	67,855	145,840	133,992
Expenses from real estate operations	(21,453)	(20,244)	(42,129)	(39,251)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(81)	(137)	(160)	(348)
PNOI from 50% owned unconsolidated investment	218	225	435	449
PROPERTY NET OPERATING INCOME (PNOI)	$52,404	47,699	103,986	94,842

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

The following table presents reconciliations of Net Income to PNOI for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
NET INCOME	$18,264	36,977	47,012	49,950
(Gain) on sales of real estate investments	—	(21,855)	(10,222)	(21,855)
(Gain) loss on sales of non-operating real estate	—	—	(86)	40
(Gain) on sales of other	—	—	(427)	—
Interest income	(35)	(61)	(90)	(123)
Other revenue	(1,165)	(39)	(1,248)	(56)
Depreciation and amortization	22,808	20,865	44,493	41,090
Company's share of depreciation from unconsolidated investment	31	31	62	62
Interest expense	8,842	9,015	17,449	17,701
General and administrative expense	3,740	2,903	7,203	8,381
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(81)	(137)	(160)	(348)
PROPERTY NET OPERATING INCOME (PNOI)	$52,404	47,699	103,986	94,842

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$18,227	36,890	46,940	49,709
Depreciation and amortization	22,808	20,865	44,493	41,090
Company's share of depreciation from unconsolidated investment	31	31	62	62
Depreciation and amortization from noncontrolling interest	(44)	(49)	(88)	(104)
(Gain) on sales of real estate investments	—	(21,855)	(10,222)	(21,855)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$41,022	35,882	81,185	68,902
Net income attributable to common stockholders per diluted share	$0.52	1.08	1.34	1.47
Funds from operations (FFO) attributable to common stockholders per diluted share	$1.16	1.05	2.32	2.04
Diluted shares for earnings per share and funds from operations	35,259	34,040	34,998	33,722

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the second quarter of 2018 was $1.16 per share compared with $1.05 per share for the same period of 2017, an increase of 10.5%. For the six months ended June 30, 2018, FFO was $2.32 per share compared with $2.04 per share for the same period of 2017, an increase of 13.7%.

•
For the three months ended June 30, 2018, PNOI increased by $4,705,000, or 9.9%, compared to the same period in 2017. PNOI increased $3,023,000 from same property operations, $2,080,000 from newly developed and value-add properties, and $336,000 from 2017 and 2018 acquisitions; PNOI decreased $739,000 from operating properties sold in 2017 and 2018.

For the six months ended June 30, 2018, PNOI increased by $9,144,000, or 9.6%, compared to the same period in 2017. PNOI increased $5,510,000 from newly developed and value-add properties, $4,181,000 from same property operations and $812,000 from 2017 and 2018 acquisitions; PNOI decreased $1,367,000 from operating properties sold in 2017 and 2018.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current period and prior year reporting period. PNOI from same properties increased 6.5% and 4.6% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy was 96.7% for the three months ended June 30, 2018, compared to 94.9% for the same period of 2017. Same property average occupancy for the six months ended June 30, 2018, was 97.1% compared to 96.2% for the same period of 2017.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2018, was 96.4%.  Quarter-end occupancy ranged from 94.9% to 96.4% over the previous four quarters ended June 30, 2017 to March 31, 2018.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.7% of total square footage) averaged 11.9% for the second quarter of 2018. For the six months ended June 30, 2018, rental rate increases on new and renewal leases (9.6% of total square footage) averaged 15.1%.

•
Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and six months ended June 30, 2018 was $8,000 and $139,000 respectively, compared to $24,000 and $133,000 for the same periods of 2017.

•
Bad debt expense is included in Expenses from real estate operations. The Company recorded net bad debt recoveries of $4,000 for the three months ended June 30, 2018, and net bad debt expense of $86,000 for the six months ended June 30, 2018, compared to bad debt expense of $148,000 and $198,000 for three and six months ended June 30, 2017.

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

For properties under development and value-add properties acquired in the development stage, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development properties based on development activity.

FINANCIAL CONDITION
EastGroup’s assets were $2,021,726,000 at June 30, 2018, an increase of $68,505,000 from December 31, 2017.  Liabilities decreased $21,066,000 to $1,181,025,000, and equity increased $89,571,000 to $840,701,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $120,671,000 during the six months ended June 30, 2018, primarily due to the transfer of eight projects from Development and value-add properties (as detailed under Development and Value-Add Properties below), the purchase of the operating properties detailed below and capital improvements at the Company's properties. These increases were partially offset by the operating property sales discussed below.

REAL ESTATE PROPERTIES ACQUIRED IN 2018	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Gwinnett 316	Atlanta, GA	65,000	04/24/2018	$4,147
Eucalyptus Distribution Center	Chino, CA	182,000	06/20/2018	22,890
Total Acquisitions		247,000		$27,037
(1) Total cost of the properties acquired was $27,660,000, of which $27,037,000 was allocated to Real estate properties as indicated above. The Company allocated $11,923,000 of the total purchase price to land using third party land valuations for the Atlanta and Chino (Los Angeles) markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 16 in the Notes to Consolidated Financial Statements for additional information on ASC 820). Intangibles associated with the purchases of real estate were allocated as follows: $1,776,000 to in-place lease intangibles (included in Other assets on the Consolidated Balance Sheets) and $1,153,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

During the six months ended June 30, 2018, the Company made capital improvements of $15,958,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $5,165,000 on development projects subsequent to transfer to Real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

During the six months ended June 30, 2018, the Company sold World Houston 18 in Houston and 56 Commerce Park in Tampa. The properties (214,000 square feet combined) were sold for $14.9 million and the Company recognized gains on the sales of $10.2 million.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at June 30, 2018 consisted of projects in lease-up and under construction of $110,417,000 and prospective development (primarily land) of $101,158,000.  The Company’s total investment in Development and value-add properties at June 30, 2018 was $211,575,000 compared to $242,014,000 at December 31, 2017.  Total capital invested for development during the first six months of 2018 was $61,023,000, which primarily consisted of costs of $41,422,000 and $12,018,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $5,165,000 on projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,110,000 and $2,233,000 for the three and six months ended June 30, 2018, respectively, compared to $1,350,000 and $2,594,000 in the same periods of 2017.

During the six months ended June 30, 2018, EastGroup sold 11 acres of development land in Houston for $2,577,000. The Company also transferred eight development projects and value-add acquisitions to Real estate properties during the first six months of 2018 with a total investment of $83,879,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2018 (1)	For the Six Months Ended 6/30/2018	Cumulative as of 6/30/2018	Estimated Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Kyrene 202 III, IV & V, Phoenix, AZ	166,000	$—	998	12,541	13,800	09/18
Steele Creek VII, Charlotte, NC	120,000	—	745	8,542	9,300	09/18
Horizon XII, Orlando, FL	140,000	—	288	11,518	12,100	12/18
CreekView 121 3 & 4, Dallas, TX	158,000	—	2,128	12,439	14,200	04/19
Eisenhauer Point 5, San Antonio, TX	98,000	—	1,297	7,101	7,500	04/19
Eisenhauer Point 6, San Antonio, TX	85,000	—	870	4,920	5,200	04/19
Falcon Field, Phoenix, AZ	96,000	—	4,602	7,549	9,000	05/19
West Road 5, Houston, TX	58,000	1,022	2,633	3,655	5,300	06/19
Total Lease-Up	921,000	1,022	13,561	68,265	76,400
UNDER CONSTRUCTION
Broadmoor 2, Atlanta, GA	111,000	705	3,070	3,775	7,400	10/19
Settlers Crossing 1, Austin, TX	77,000	—	3,024	4,580	7,400	10/19
Settlers Crossing 2, Austin, TX	83,000	—	3,217	4,890	8,000	10/19
Gateway 1, Miami, FL	200,000	9,110	4,661	13,771	22,800	11/19
Horizon XI, Orlando, FL	135,000	3,171	1,578	4,749	10,400	11/19
SunCoast 5, Ft. Myers, FL	81,000	2,704	447	3,151	7,700	11/19
Airport Commerce Center 3, Charlotte, NC	96,000	—	650	2,383	7,300	12/19
Parc North 5, Dallas, TX	100,000	1,683	244	1,927	9,200	02/20
Tri-County Crossing 1 & 2, San Antonio, TX	203,000	2,012	914	2,926	14,600	02/20
Total Under Construction	1,086,000	19,385	17,805	42,152	94,800
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Ft. Myers, FL	488,000	(2,704)	114	11,522
Miami, FL	650,000	(9,110)	9,493	31,259
Orlando, FL	283,000	(3,171)	941	8,890
Tampa, FL	32,000	—	—	1,560
Atlanta, GA	85,000	(705)	63	565
Jackson, MS	28,000	—	—	706
Charlotte, NC	654,000	—	352	7,081
Austin, TX	180,000	—	409	3,429
Dallas, TX	375,000	(1,683)	467	8,380
Houston, TX (2)	1,255,000	(1,022)	(2,372)	17,796
San Antonio, TX	874,000	(2,012)	589	9,970
Total Prospective Development	4,904,000	(20,407)	10,056	101,158
	6,911,000	$—	41,422	211,575
DEVELOPMENT PROJECTS AND VALUE-ADD ACQUISITIONS TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2018	Building Size (Square feet)					Building Conversion Date
Alamo Ridge IV, San Antonio, TX	97,000	$—	320	7,417		03/18
Oak Creek VII, Tampa, FL	116,000	—	601	6,732		03/18
Weston, Ft. Lauderdale, FL (3)	134,000	—	222	15,742		03/18
Progress Center 1 & 2, Atlanta, GA (4)	132,000	—	143	10,476		04/18
Horizon X, Orlando, FL	104,000	—	3,352	6,902		05/18
SunCoast 4, Ft. Myers, FL	93,000	—	71	9,191		05/18
Country Club V, Tucson, AZ	305,000	—	7,078	21,029		06/18
Eisenhauer Point 3, San Antonio, TX	71,000	—	231	6,390		06/18
Total Transferred to Real Estate Properties	1,052,000	$—	12,018	83,879	(5)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Negative amount represents land inventory costs transferred to Under Construction and land sold on 3/28/18.
(3) This project was acquired by EastGroup on 11/1/16 and underwent redevelopment.
(4) This project was acquired by EastGroup on 12/12/17 during the lease-up phase.
(5) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $29,075,000 during the first six months of 2018 due primarily to depreciation expense, offset by the sale of 214,000 square feet of operating properties during the period.

Other Assets
Other assets increased $7,289,000 during the first six months of 2018.  A summary of Other assets follows:

	June 30, 2018		December 31, 2017
	(In thousands)
Leasing costs (principally commissions)	$73,567		72,722
Accumulated amortization of leasing costs	(27,926)		(27,973)
Leasing costs (principally commissions), net of accumulated amortization	45,641		44,749

Straight-line rents receivable	34,015		31,609
Allowance for doubtful accounts on straight-line rents receivable	(90)		(48)
Straight-line rents receivable, net of allowance for doubtful accounts	33,925		31,561

Accounts receivable	3,678		6,004
Allowance for doubtful accounts on accounts receivable	(413)		(577)
Accounts receivable, net of allowance for doubtful accounts	3,265		5,427

Acquired in-place lease intangibles	21,556		20,690
Accumulated amortization of acquired in-place lease intangibles	(10,109)		(8,974)
Acquired in-place lease intangibles, net of accumulated amortization	11,447		11,716

Acquired above market lease intangibles	1,533		1,550
Accumulated amortization of acquired above market lease intangibles	(890)		(794)
Acquired above market lease intangibles, net of accumulated amortization	643		756

Mortgage loans receivable	2,623		4,581
Interest rate swap assets	10,140		6,034
Receivable for common stock offerings	7,366	(1)	—
Goodwill	990		990
Prepaid expenses and other assets	7,278		10,215
Total Other assets	$123,318		116,029

(1) Payments were received in full on July 2 and 3, 2018.

Liabilities
Unsecured bank credit facilities decreased $18,751,000 during the six months ended June 30, 2018, mainly due to repayments of $233,989,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $216,672,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $10,110,000 during the six months ended June 30, 2018, primarily due to the closing of $60 million of senior unsecured private placement notes in April and the amortization of debt issuance costs. These increases were offset by the repayment of a $50 million senior unsecured term loan in June 2018. The borrowings and repayments on Unsecured debt are described in greater detail under Liquidity and Capital Resources.

Secured debt decreased $5,443,000 during the six months ended June 30, 2018.  The decrease resulted from regularly scheduled principal payments of $5,570,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses decreased $8,617,000 during the first six months of 2018.  A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Property taxes payable	$22,816	12,081
Development costs payable	17,049	9,699
Real estate improvements and capitalized leasing costs payable	4,463	3,957
Interest payable	4,015	3,744
Dividends payable on unvested restricted stock	1,179	1,365
Book overdraft (1)	1,448	20,902
Other payables and accrued expenses	5,380	13,219
Total Accounts payable and accrued expenses	$56,350	64,967

(1) Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company's working cash line of credit.

Other liabilities increased $1,635,000 during the six months ended June 30, 2018.  A summary of the Company’s Other liabilities follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Security deposits	$17,317	16,668
Prepaid rent and other deferred income	10,033	9,352

Acquired below-market lease intangibles	5,288	4,135
Accumulated amortization of below-market lease intangibles	(2,519)	(2,147)
Acquired below-market lease intangibles, net of accumulated amortization	2,769	1,988

Interest rate swap liabilities	—	695
Prepaid tenant improvement reimbursements	343	124
Other liabilities	15	15
Total Other liabilities	$30,477	28,842

Equity
Additional paid-in capital increased $83,137,000 during the six months ended June 30, 2018, primarily due to the issuance of common stock under the Company's continuous common equity program (as discussed in Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 15 in the Notes to Consolidated Financial Statements). EastGroup issued 929,783 shares of common stock under its continuous common equity program with net proceeds to the Company of $82,155,000.

For the six months ended June 30, 2018, Distributions in excess of earnings decreased $1,677,000 as a result of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $46,940,000 exceeding dividends on common stock of $45,263,000.

Accumulated other comprehensive income increased $4,792,000 during the six months ended June 30, 2018. The increase resulted from the change in fair value of the Company's interest rate swaps (cash flow hedges) which are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2018, was $18,227,000 ($.52 per basic and diluted share) and $46,940,000 ($1.34 per basic and diluted share), respectively, compared to $36,890,000 ($1.09 per basic and $1.08 per diluted share) and $49,709,000 ($1.48 per basic and $1.47 per diluted share) for the same periods in 2017.

During the three and six months ended June 30, 2018, EastGroup recognized gain on casualties and involuntary conversion of $1,150,000 ($.03 per basic and diluted share), compared to zero during the same periods of 2017.

PNOI for the three months ended June 30, 2018, increased by $4,705,000, or 9.9%, compared to the same period in 2017. PNOI increased $3,023,000 from same property operations, $2,080,000 from newly developed and value-add properties, and $336,000 from 2017 and 2018 acquisitions; PNOI decreased $739,000 from operating properties sold in 2017 and 2018. Lease termination fee income was $8,000 and $24,000 for the three months ended June 30, 2018 and 2017, respectively. The Company recorded net bad debt recoveries of $4,000 during the three months ended June 30, 2018 and bad debt expense of $148,000 for the same period in 2017. Straight-lining of rent increased Income from real estate operations by $1,499,000 and $848,000 for the three months ended June 30, 2018 and 2017, respectively.

PNOI for the six months ended June 30, 2018, increased by $9,144,000, or 9.6%, compared to the same period in 2017. PNOI increased $5,510,000 from newly developed and value-add properties, $4,181,000 from same property operations and $812,000 from 2017 and 2018 acquisitions; PNOI decreased $1,367,000 from operating properties sold in 2017 and 2018. Lease termination fee income was $139,000 and $133,000 for the six months ended June 30, 2018 and 2017, respectively. The Company recorded net bad debt expense of $86,000 and $198,000 during the six months ended June 30, 2018 and 2017, respectively. Straight-lining of rent increased Income from real estate operations by $2,518,000 and $1,439,000 for the six months ended June 30, 2018 and 2017, respectively.

EastGroup signed 40 leases with free rent concessions on 944,000 square feet during the three months ended June 30, 2018, with total free rent concessions of $964,000 over the lives of the leases. During the same period of 2017, the Company signed 37 leases with free rent concessions on 1,081,000 square feet with total free rent concessions of $1,480,000 over the lives of the leases.

During the six months ended June 30, 2018, EastGroup signed 63 leases with free rent concessions on 1,477,000 square feet with total free rent concessions of $1,582,000 over the lives of the leases. During the same period of 2017, EastGroup signed 77 leases with free rent concessions on 2,334,000 square feet with total free rent concessions of $3,097,000 over the lives of the leases.

The Company’s percentage of leased square footage was 97.0% at June 30, 2018, compared to 96.8% at June 30, 2017.  Occupancy at June 30, 2018 was 96.4% compared to 94.9% at June 30, 2017.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting period. Same property average occupancy for the three and six months ended June 30, 2018, was 96.7% and 97.1%, respectively, compared to 94.9% and 96.2% for the same periods of 2017.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting period. The same property average rental rate was $5.94 and $5.91 per square foot for the three and six months ended June 30, 2018, compared to $5.74 and $5.71 per square foot for the same period of 2017.

Interest expense decreased $173,000 and $252,000 for the three and six months ended June 30, 2018, compared to the same periods in 2017. The following table presents the components of Interest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$361	543	(182)	1,154	1,090	64
Amortization of facility fees - unsecured bank credit facilities	173	167	6	338	332	6
Amortization of debt issuance costs - unsecured bank credit facilities	117	113	4	230	226	4
Total variable rate interest expense	651	823	(172)	1,722	1,648	74
FIXED RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - fixed rate (1) (2) (excluding amortization of facility fees and debt issuance costs)	403	403	—	801	801	—
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	6,425	5,574	851	12,386	11,115	1,271
Secured debt interest (excluding amortization of debt issuance costs)	2,536	3,321	(785)	5,109	6,688	(1,579)
Amortization of debt issuance costs - unsecured debt	157	120	37	292	239	53
Amortization of debt issuance costs - secured debt	71	86	(15)	142	168	(26)
Total fixed rate interest expense	9,592	9,504	88	18,730	19,011	(281)
Total interest	10,243	10,327	(84)	20,452	20,659	(207)
Less capitalized interest	(1,401)	(1,312)	(89)	(3,003)	(2,958)	(45)
TOTAL INTEREST EXPENSE	$8,842	9,015	(173)	17,449	17,701	(252)

(1)
Includes interest on the Company's unsecured bank credit facilities and unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

(2)
The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018.

The Company's variable rate interest expense decreased by $172,000 for the three months and increased by $74,000 for the six months ended June 30, 2018, as compared to the same periods in 2017. The Company's average unsecured bank credit facilities borrowings and weighted average variable interest rates during both periods are shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$49,363	108,797	(59,434)	86,219	116,547	(30,328)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	2.93%	2.01%		2.70%	1.89%

The Company's fixed rate interest expense increased by $88,000 for the three months and decreased by $281,000 for the six months ended June 30, 2018, as compared to the same periods in 2017. The changes resulting from the fixed rate unsecured bank credit facilities, unsecured debt and secured debt activity are described below.

Secured debt interest decreased by $785,000 and $1,579,000 during the three and six month period ended June 30, 2018, as compared to the same periods in 2017 as a result of debt repayments and regularly scheduled principal payments. Regularly scheduled principal payments on secured debt were $5,570,000 during the six months ended June 30, 2018. During the year ended

December 31, 2017, regularly scheduled principal payments on secured debt were $13,139,000. EastGroup did not repay any secured debt during the first six months of 2018. The details of the secured debt repaid in 2017 are shown in the following table:

SECURED DEBT REPAID IN 2017	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, 55th Avenue and World Houston 1 & 2, 21 & 23	5.57%	08/07/2017	$45,069

EastGroup did not obtain any new secured debt during 2017 or during the first six months of 2018.

Interest expense from fixed rate unsecured debt increased by $851,000 and $1,271,000 during the three and six months ended June 30, 2018, as compared to the same periods of 2017. The increases resulted from the Company's unsecured debt activity described below. The details of the unsecured debt obtained in 2017 and 2018 are shown in the following table:

NEW UNSECURED DEBT IN 2017 AND 2018	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$60 Million Senior Unsecured Notes	3.460%	12/13/2017	12/13/2024	$60,000
$60 Million Senior Unsecured Notes	3.930%	04/10/2018	04/10/2028	60,000
Weighted Average/Total Amount for 2017 and 2018	3.695%			$120,000

The increase in interest expense from the new unsecured debt was partially offset by the refinancing of two unsecured loans and the repayment of a $50 million unsecured term loan. In December 2017, the Company refinanced a $75 million unsecured term loan, resulting in a 30 basis point reduction in the loan's interest rate. The loan, which has a maturity date of December 20, 2020, now has an effectively fixed interest rate of 3.452%. In February 2018, EastGroup refinanced a $65 million unsecured term loan, resulting in a 55 basis point reduction in the loan's interest rate. The loan, which has a maturity date of April 1, 2023, now has an effectively fixed interest rate of 2.313%. In June 2018, the Company repaid (with no penalty) a $50 million senior unsecured term loan with an effective interest rate of 3.91% and an original maturity date of December 21, 2018.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $89,000 and $45,000 for the three and six months ended June 30, 2018, as compared to the same periods of 2017. The increase is due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $1,943,000 and $3,403,000 for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 primarily due to the operating properties acquired by the Company in 2017 and 2018 and the properties transferred from the development program in 2017 and 2018, partially offset by operating properties sold in 2017 and 2018.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, decreased $21,855,000 and $11,633,000 for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.

During the first quarter of 2018, EastGroup sold the following operating properties in separate transactions: World Houston 18 in Houston and 56 Commerce Park in Tampa. The properties contain a combined 214,000 square feet and were sold for $14,910,000; EastGroup recognized gains on the sales of $10,222,000 during the first quarter of 2018. The Company did not sell any properties during the second quarter of 2018.

EastGoup did not sell any properties during the first quarter of 2017. During the second quarter of 2017, EastGroup sold the following operating properties in separate transactions: Stemmons Circle in Dallas and Techway Southwest I-IV in Houston. The properties contain a combined 514,000 square feet and were sold for $38,031,000; EastGroup recognized gains on the sales of $21,855,000 during the second quarter of 2017.

Real Estate Improvements
Real estate improvements for EastGroup's operating properties for the three and six months ended June 30, 2018 and 2017 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2018	2017	2018	2017
		(In thousands)
Upgrade on Acquisitions	40 yrs	$34	44	39	59
Tenant Improvements:
New Tenants	Lease Life	4,159	2,883	5,952	5,283
Renewal Tenants	Lease Life	714	1,055	1,316	1,730
Other:
Building Improvements	5-40 yrs	1,627	673	2,627	1,444
Roofs	5-15 yrs	3,333	1,592	4,311	2,212
Parking Lots	3-5 yrs	250	594	975	736
Other	5 yrs	235	124	738	237
Total Real Estate Improvements (1)		$10,352	6,965	15,958	11,701

(1)	Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Total Real Estate Improvements	$15,958	11,701
Change in Real Estate Property Payables	(488)	(884)
Change in Construction in Progress	656	289
Real Estate Improvements on the Consolidated Statements of Cash Flows	$16,126	11,106

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2018 and 2017 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2018	2017	2018	2017
		(In thousands)
Development	Lease Life	$951	1,177	1,713	2,428
New Tenants	Lease Life	1,786	1,580	2,711	3,775
Renewal Tenants	Lease Life	842	1,207	2,147	3,097
Total Capitalized Leasing Costs		$3,579	3,964	6,571	9,300
Amortization of Leasing Costs		$2,877	2,519	5,623	4,989

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

The Company did not classify any properties as held for sale as of June 30, 2018 and December 31, 2017.

The Company does not consider its sales in 2017 and the first six months of 2018 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

EastGroup did not sell any properties or land during the second quarter of 2018. During the first quarter of 2018, the Company sold World Houston 18 and 56 Commerce Park. The properties, which contain 214,000 square feet and are located in Houston and Tampa, were sold for $14.9 million and the Company recognized gains on the sales of $10.2 million. The Company also sold 11 acres of land in Houston for $2,577,000 and recognized a gain of $86,000.

During the year 2017, EastGroup sold two operating properties, Stemmons Circle and Techway Southwest I-IV. Both properties were sold during the three months ended June 30, 2017. The properties, which contain 514,000 square feet and are located in Dallas and Houston, were sold for $38.0 million and the Company recognized gains on the sales of $21.9 million during the second quarter of 2017. During the year 2017, the Company also sold 19 acres of land in El Paso and Dallas for $3.8 million and recognized net gains of $293,000 (A net loss of $40,000 was recorded in the first quarter of 2017; there were no land sales during the second quarter of 2017).

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
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $73,734,000 for the six months ended June 30, 2018.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt, proceeds from common stock offerings, and proceeds from the sales of real estate investments and non-operating real estate.  The Company distributed $45,449,000 in common stock dividends during the six months ended June 30, 2018.  Other primary uses of cash were for repayments on unsecured bank credit facilities, unsecured debt and secured debt; the construction and development of properties; purchases of real estate; and capital improvements at various properties.

Total debt at June 30, 2018 and December 31, 2017 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$99,022	116,339
Unsecured bank credit facilities - fixed rate, carrying amount (1) (2)	80,000	80,000
Unamortized debt issuance costs	(2,064)	(630)
Unsecured bank credit facilities	176,958	195,709

Unsecured debt - fixed rate, carrying amount (1)	725,000	715,000
Unamortized debt issuance costs	(1,829)	(1,939)
Unsecured debt	723,171	713,061

Secured debt - fixed rate, carrying amount (1)	194,770	200,354
Unamortized debt issuance costs	(701)	(842)
Secured debt	194,069	199,512

Total debt	$1,094,198	1,108,282

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

(2)
The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018.

Until June 14, 2018, EastGroup had $300 million and $35 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2019. The Company amended and restated these credit facilities on June 14, 2018, expanding the capacity to $350 million and $45 million, as detailed below.

The $350 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company's election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2018, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018. As of June 30, 2018, the Company had an additional $80,000,000 of variable rate borrowings on this unsecured  bank credit facility with a weighted average interest rate of 3.091%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company's $45 million unsecured bank credit facility has a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2018, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. As of June 30, 2018, the interest rate was 3.090% on a balance of $19,022,000.

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

In February 2018, the Company refinanced a $65 million unsecured term loan, resulting in a 55 basis point reduction in the loan's interest rate. The loan, which has a maturity date of April 1, 2023, now has an effectively fixed interest rate of 2.313%. The refinancing will provide a net annual savings to the Company of approximately $340,000.

In April, the Company closed $60 million of senior unsecured private placement notes with an insurance company. The notes have a ten-year term and a fixed interest rate of 3.93% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In June, the Company repaid (with no penalty) a $50 million senior unsecured term loan with an interest rate of 3.91% and an original maturity date of December 21, 2018.

On March 6, 2017, EastGroup entered into sales agreements (the March 2017 Sales Agreements) in connection with its continuous equity program with each of BNY Mellon Capital Markets, LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Jefferies LLC; and Raymond James & Associates, Inc. to sell up to an aggregate of 10,000,000 shares of its common stock from time to time. On February 15, 2018, the Company entered into sales agreements with BTIG, LLC; Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC, which are substantially similar to the March 2017 Sales Agreements. Pursuant to the agreements, the shares may be offered and sold in transactions that are deemed to be "at the market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The Company has sold an aggregate of 4,542,243 shares of common stock under the sales agency financing agreements and, as of July 23, 2018, EastGroup may offer and sell an additional 5,457,757 shares of common stock through the sales agents.

During the six months ended June 30, 2018, EastGroup issued and sold 929,783 shares of common stock under its continuous equity program at an average price of $89.40 per share with gross proceeds to the Company of $83,123,000. The Company incurred offering-related costs of $968,000 during the six months, resulting in net proceeds to the Company of $82,155,000.

Subsequent to June 30, 2018, the Company issued and sold 13,800 shares of common stock under its continuous equity program at an average price of $94.64 per share with gross proceeds to the Company of $1,306,000. The Company incurred offering-related costs of $13,000 in connection with the issuance of these shares, resulting in net proceeds to the Company of $1,293,000.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2017, did not materially change during the six months ended June 30, 2018, except for the changes in Unsecured bank credit facilities, Unsecured debt and Secured debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of June 30, 2018.

	July – December 2018	2019	2020	2021	2022		Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	—	99,022	(1)	—	99,022	99,016	(2)
Weighted average interest rate	—	—	—	—	3.09%	(3)	—	3.09%
Unsecured bank credit facilities - fixed rate (in thousands) (4)	$—	—	—	—	80,000		—	80,000	80,000	(5)
Weighted average interest rate	—	—	—	—	2.02%		—	2.02%
Unsecured debt - fixed rate (in thousands)	$—	75,000	105,000	40,000	75,000		430,000	725,000	703,703	(5)
Weighted average interest rate	—	2.85%	3.55%	2.34%	3.03%		3.53%	3.34%
Secured debt - fixed rate (in thousands)	$5,730	55,569	9,096	89,563	32,769		2,043	194,770	197,173	(5)
Weighted average interest rate	5.22%	7.01%	4.43%	4.55%	4.09%		3.85%	5.18%

(1)
The variable-rate unsecured bank credit facilities mature in July 2022 and as of June 30, 2018, have balances of $80,000,000 (excluding the $80,000,000 draw with an effectively fixed rate due to an interest rate swap, as shown in the table above) on the $350 million unsecured bank credit facility and $19,022,000 on the $45 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company's variable rate unsecured bank credit facilities as of June 30, 2018.

(4)
The Company has designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixes the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date of August 15, 2018. Upon maturity of the swap, the $80 million draw will revert to the variable interest rate associated with the Company's unsecured bank credit facilities.

(5)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of June 30, 2018, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 31 basis points, interest expense and cash flows would increase or decrease by approximately $306,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 4.	CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(10)
Fourth Amended and Restated Credit Agreement Dated June 14, 2018 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Regions Bank, as Syndication Agent, Wells Fargo Bank, National Association, Bank of America, N.A. and U.S. Bank National Association, as Co-Documentation Agents, PNC Capital Markets LLC and Regions Capital Markets, as Joint Lead Arrangers and Joint Bookrunners and the Lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 14, 2018).

	(31)	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(a) Marshall A. Loeb, Chief Executive Officer
(b) Brent W. Wood, Chief Financial Officer
	(32)	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
(a) Marshall A. Loeb, Chief Executive Officer
(b) Brent W. Wood, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  July 23, 2018

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer