Form 10-Q
period 2018-09-30
EASTGROUP PROPERTIES INC
filed 2018-10-22
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2018                                       COMMISSION FILE NUMBER 1-07094

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
YES ( ) NO (x)

The number of shares of common stock, $.0001 par value, outstanding as of October 19, 2018 was 36,040,767.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Real estate properties	$2,511,646	2,336,734
Development and value-add properties	244,761	242,014
	2,756,407	2,578,748
Less accumulated depreciation	(796,037)	(749,601)
	1,960,370	1,829,147
Unconsolidated investment	7,686	8,029
Cash	257	16
Other assets	120,852	116,029
TOTAL ASSETS	$2,089,165	1,953,221

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities	$169,261	195,709
Unsecured debt	723,300	713,061
Secured debt	191,292	199,512
Accounts payable and accrued expenses	105,869	64,967
Other liabilities	29,512	28,842
Total Liabilities	1,219,234	1,202,091

EQUITY
Stockholders’ Equity:
Common shares; $.0001 par value; 70,000,000 shares authorized; 36,040,155 shares issued and outstanding at September 30, 2018 and 34,758,167 at December 31, 2017	4	3
Excess shares; $.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,176,034	1,061,153
Distributions in excess of earnings	(318,410)	(317,032)
Accumulated other comprehensive income	10,693	5,348
Total Stockholders’ Equity	868,321	749,472
Noncontrolling interest in joint ventures	1,610	1,658
Total Equity	869,931	751,130
TOTAL LIABILITIES AND EQUITY	$2,089,165	1,953,221

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Income from real estate operations	$75,306	68,712	221,146	202,704
Other revenue	20	34	1,268	90
	75,326	68,746	222,414	202,794
EXPENSES
Expenses from real estate operations	21,718	20,109	63,847	59,360
Depreciation and amortization	22,970	21,011	67,463	62,101
General and administrative	3,060	3,205	10,263	11,586
	47,748	44,325	141,573	133,047
OPERATING INCOME	27,578	24,421	80,841	69,747
OTHER INCOME (EXPENSE)
Interest expense	(8,804)	(8,704)	(26,253)	(26,405)
Gain on sales of real estate investments	4,051	—	14,273	21,855
Other	216	255	1,192	725
NET INCOME	23,041	15,972	70,053	65,922
Net income attributable to noncontrolling interest in joint ventures	(31)	(88)	(103)	(329)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	23,010	15,884	69,950	65,593
Other comprehensive income - cash flow hedges	553	224	5,345	650
TOTAL COMPREHENSIVE INCOME	$23,563	16,108	75,295	66,243
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.64	0.46	1.99	1.94
Weighted average shares outstanding	35,716	34,215	35,204	33,857
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.64	0.46	1.98	1.93
Weighted average shares outstanding	35,798	34,290	35,265	33,905

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2017	$3	1,061,153	(317,032)	5,348	1,658	751,130
Net income	—	—	69,950	—	103	70,053
Net unrealized change in fair value of cash flow hedges	—	—	—	5,345	—	5,345
Common dividends declared – $2.00 per share	—	—	(71,328)	—	—	(71,328)
Stock-based compensation, net of forfeitures	—	4,503	—	—	—	4,503
Issuance of 1,245,885 shares of common stock, common stock offering, net of expenses	1	112,324	—	—	—	112,325
Issuance of 1,232 shares of common stock, dividend reinvestment plan	—	109	—	—	—	109
Withheld 23,824 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,055)	—	—	—	(2,055)
Distributions to noncontrolling interest	—	—	—	—	(151)	(151)
BALANCE, SEPTEMBER 30, 2018	$4	1,176,034	(318,410)	10,693	1,610	869,931

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$70,053	65,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,463	62,101
Stock-based compensation expense	4,033	4,266
Net gain on sales of real estate investments and non-operating real estate	(14,359)	(21,815)
Gain on casualties and involuntary conversion	(1,150)	—
Changes in operating assets and liabilities:
Accrued income and other assets	628	881
Accounts payable, accrued expenses and prepaid rent	13,997	10,586
Other	1,330	765
NET CASH PROVIDED BY OPERATING ACTIVITIES	141,995	122,706
INVESTING ACTIVITIES
Development and value-add properties	(118,489)	(80,462)
Purchases of real estate properties	(52,934)	(36,739)
Real estate improvements	(26,779)	(18,783)
Net proceeds from sales of real estate investments and non-operating real estate	24,508	39,934
Proceeds from casualties and involuntary conversion	1,483	—
Repayments on mortgage loans receivable	1,977	96
Changes in accrued development costs	1,896	2,032
Changes in other assets and other liabilities	(9,804)	(10,835)
NET CASH USED IN INVESTING ACTIVITIES	(178,142)	(104,757)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	311,641	281,342
Repayments on unsecured bank credit facilities	(336,789)	(255,988)
Proceeds from unsecured debt	60,000	—
Repayments on unsecured debt	(50,000)	—
Repayments on secured debt	(8,410)	(55,478)
Debt issuance costs	(1,857)	(129)
Distributions paid to stockholders (not including dividends accrued)	(45,449)	(64,623)
Proceeds from common stock offerings	112,325	78,956
Proceeds from dividend reinvestment plan	166	170
Other	(5,239)	(2,711)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	36,388	(18,461)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	241	(512)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16	522
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$257	10
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $4,545 and $4,242 for 2018 and 2017, respectively	$23,112	24,978

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup Properties, Inc., its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. During the fourth quarter of 2017, EastGroup closed the acquisition of the 20% noncontrolling interest in two of the four University Business Center buildings; the Company now owns 100% of University Business Center 125 and 175. As of December 31, 2017 and September 30, 2018, EastGroup had an 80% controlling interest in University Business Center 120 and 130.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of September 30, 2018 and December 31, 2017, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $18,960,000 and $55,785,000 for the three and nine months ended September 30, 2018 and $17,323,000 and $51,070,000 for the same periods in 2017.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s Real estate properties and Development and value-add properties at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Real estate properties:
Land	$376,658	345,424
Buildings and building improvements	1,703,237	1,587,130
Tenant and other improvements	431,751	404,180
Development and value-add properties (1)	244,761	242,014
	2,756,407	2,578,748
Less accumulated depreciation	(796,037)	(749,601)
	$1,960,370	1,829,147

(1)
Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use.  Acquired properties meeting either of the following two conditions are considered value-add properties:  (1) Less than 75% occupied as of the acquisition date (or will be less than 75% occupied within one year of acquisition date based on near term lease roll), or (2) 20% or greater of the acquisition cost will be spent to redevelop the property.

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

The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2017 and the first nine months of 2018 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2017 and 2018 acquisitions.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Amortization expense for in-place lease intangibles was $1,157,000 and $3,202,000 for the three and nine months ended September 30, 2018 and $1,101,000 and $3,455,000 for the same periods in 2017. Amortization of above and below market leases increased rental income by $217,000 and $477,000 for the three and nine months ended September 30, 2018 and $129,000 and $406,000 for the same periods in 2017.

During the first nine months of 2018, the Company acquired the following operating properties: Gwinnett 316 in Atlanta; Eucalyptus Distribution Center in Chino (Los Angeles); and Allen Station I & II in Dallas. The Company also acquired one value-add property, Siempre Viva Distribution Center in San Diego. At the time of acquisition, Siempre Viva was classified in the lease-up phase. The total cost for the properties acquired by the Company was $66,868,000, of which $50,461,000 was allocated to Real estate properties and $13,934,000 was allocated to Development and value-add properties. EastGroup allocated $22,461,000 of the total purchase price to land using third party land valuations for the Atlanta, Dallas, San Diego and Chino (Los Angeles) markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 16 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $4,070,000 to in-place lease intangibles and $21,000 to above market leases, and $1,618,000 to below market leases.

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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill or other intangibles existed at September 30, 2018 and December 31, 2017.

(7)	REAL ESTATE SOLD AND HELD FOR SALE/DISCONTINUED OPERATIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  The Company did not classify any properties as held for sale as of September 30, 2018 and December 31, 2017.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation.

The Company does not consider its sales in 2017 and the first nine months of 2018 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

The Company sold World Houston 18, 56 Commerce Park and 35th Avenue Distribution Center during the nine months ended September 30, 2018. The properties, which contain 339,000 square feet and are located in Houston, Tampa and Phoenix, were sold for $22.9 million and the Company recognized gains on the sales of $14.3 million. The sale of 35th Avenue Distribution Center closed during the three months ended September 30, 2018, resulting in a gain on sale of $4.1 million recognized in the third quarter.

During the nine months ended September 30, 2018, the Company also sold 11 acres of land in Houston for $2.6 million and recognized a gain of $86,000 in the first quarter of 2018.

During the year 2017, EastGroup sold two operating properties, Stemmons Circle and Techway Southwest I-IV. Both properties were sold during the three months ended June 30, 2017. The properties, which contain 514,000 square feet and are located in Houston and Dallas, were sold for $38.0 million and the Company recognized gains on the sales of $21.9 million during the second quarter of 2017.

During the year 2017, the Company also sold 19 acres of land in Dallas and El Paso for $3.8 million and recognized net gains of $293,000 (A net loss of $40,000 was recorded in the first quarter of 2017; there were no land sales during the second or third quarters of 2017).

The results of operations and gains and losses on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on the sales of land are included in Other, and the gains on the sales of operating properties are included in Gain on sales of real estate investments.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Leasing costs (principally commissions)	$76,587	72,722
Accumulated amortization of leasing costs	(28,742)	(27,973)
Leasing costs (principally commissions), net of accumulated amortization	47,845	44,749

Straight-line rents receivable	35,276	31,609
Allowance for doubtful accounts on straight-line rents receivable	(134)	(48)
Straight-line rents receivable, net of allowance for doubtful accounts	35,142	31,561

Accounts receivable	5,026	6,004
Allowance for doubtful accounts on accounts receivable	(515)	(577)
Accounts receivable, net of allowance for doubtful accounts	4,511	5,427

Acquired in-place lease intangibles	21,752	20,690
Accumulated amortization of acquired in-place lease intangibles	(9,168)	(8,974)
Acquired in-place lease intangibles, net of accumulated amortization	12,584	11,716

Acquired above market lease intangibles	1,465	1,550
Accumulated amortization of acquired above market lease intangibles	(852)	(794)
Acquired above market lease intangibles, net of accumulated amortization	613	756

Mortgage loans receivable	2,604	4,581
Interest rate swap assets	10,693	6,034
Goodwill	990	990
Prepaid expenses and other assets	5,870	10,215
Total Other assets	$120,852	116,029

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	DEBT

The Company's debt is detailed below. EastGroup presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets.

	September 30, 2018	December 31, 2017
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$171,191	116,339
Unsecured bank credit facilities - fixed rate, carrying amount (1) (2)	—	80,000
Unamortized debt issuance costs	(1,930)	(630)
Unsecured bank credit facilities	169,261	195,709

Unsecured debt - fixed rate, carrying amount (1)	725,000	715,000
Unamortized debt issuance costs	(1,700)	(1,939)
Unsecured debt	723,300	713,061

Secured debt - fixed rate, carrying amount (1)	191,923	200,354
Unamortized debt issuance costs	(631)	(842)
Secured debt	191,292	199,512

Total debt	$1,083,853	1,108,282

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

(2)
The Company had designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company's unsecured bank credit facilities.

Until June 14, 2018, EastGroup had $300 million and $35 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2019. The Company amended and restated these credit facilities on June 14, 2018, expanding the capacity to $350 million and $45 million, as detailed below.

The $350 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company's election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2018, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company had designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company's unsecured bank credit facilities.  As of September 30, 2018, the Company had $155,000,000 of variable rate borrowings on this unsecured  bank credit facility with a weighted average interest rate of 3.218%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company's $45 million unsecured bank credit facility has a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2018, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. As of September 30, 2018, the interest rate was 3.261% on a balance of $16,191,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Scheduled principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), as of September 30, 2018, are as follows:

Years Ending December 31,	(In thousands)
Remainder of 2018	$2,882
2019	130,570
2020	114,096
2021	129,563
2022	107,769
2023 and beyond	432,043
Total	$916,923

(10)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Property taxes payable	$34,557	12,081
Development costs payable	11,595	9,699
Real estate improvements and capitalized leasing costs payable	5,847	3,957
Interest payable	5,901	3,744
Dividends payable	27,244	1,365
Book overdraft (1)	14,206	20,902
Other payables and accrued expenses	6,519	13,219
Total Accounts payable and accrued expenses	$105,869	64,967

(1)
Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company's working cash line of credit.

(11)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Security deposits	$17,986	16,668
Prepaid rent and other deferred income	8,391	9,352

Acquired below-market lease intangibles	5,753	4,135
Accumulated amortization of below-market lease intangibles	(2,788)	(2,147)
Acquired below-market lease intangibles, net of accumulated amortization	2,965	1,988

Interest rate swap liabilities	—	695
Prepaid tenant improvement reimbursements	105	124
Other liabilities	65	15
Total Other liabilities	$29,512	28,842

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	COMPREHENSIVE INCOME

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$10,140	2,421	5,348	1,995
Change in fair value of interest rate swaps - cash flow hedges	553	224	5,345	650
Balance at end of period	$10,693	2,645	10,693	2,645

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of September 30, 2018, the Company had six interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

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

Amounts reported in Other comprehensive income related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company's variable-rate debt. The Company estimates the swap interest receipts will be $2,884,000 over the next twelve months. These receipts approximate the expected cash interest receipts due from counterparties for the swaps. Since the interest payments and receipts on the swaps in combination with the associated debt have been effectively fixed, this estimate is not in addition to the Company's total expected combined interest payments or expense for the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2018 and December 31, 2017, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of September 30, 2018	Notional Amount as of December 31, 2017
	(In thousands)
Interest Rate Swap	—	$80,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017. See Note 16 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of September 30, 2018		Derivatives As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$10,693	Other assets	$6,034
Interest rate swap liabilities	Other liabilities	—	Other liabilities	695

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income on derivatives	$1,002	(102)	6,236	(996)
Amount of (income) loss reclassified from Accumulated other comprehensive income into Interest expense	(449)	326	(891)	1,646

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

As of September 30, 2018, the fair value of derivatives in an asset position related to these agreements was $10,693,000. As of September 30, 2018, the Company has not posted any collateral related to these arrangements. If the Company had breached any of the contractual provisions of the derivative contracts, it could have been required to settle its obligations under the agreements at their termination value. The swap termination value of derivatives in an asset position was an asset in the amount of $10,798,000.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$23,010	15,884	69,950	65,593
Denominator – weighted average shares outstanding	35,716	34,215	35,204	33,857
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$23,010	15,884	69,950	65,593
Denominator:
Weighted average shares outstanding	35,716	34,215	35,204	33,857
Unvested restricted stock	82	75	61	48
Total Shares	35,798	34,290	35,265	33,905

(15)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,574,000 and $3,725,000 for the three and nine months ended September 30, 2018, respectively, of which $365,000 and $824,000 were capitalized as part of the Company's development costs. For the three and nine months ended September 30, 2017, stock-based compensation cost for employees was $1,319,000 and $4,952,000, respectively, of which $308,000 and $1,177,000 were capitalized as part of the Company's development costs.

Stock-based compensation expense for directors was $1,000 and $1,132,000 for the three and nine months ended September 30, 2018, respectively, and $168,000 and $491,000 for the same periods of 2017.

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

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the first nine months of 2018, the Company withheld 23,824 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the first nine months of 2018 was $5,149,000.

	Three Months Ended		Nine Months Ended
Award Activity:	September 30, 2018		September 30, 2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	143,596	$70.30	152,926	$63.22
Granted (1) (2)	—	—	50,217	84.09
Forfeited	—	—	—	—
Vested	(71)	88.86	(59,618)	63.80
Unvested at end of period	143,525	$70.29	143,525	$70.29

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$257	257	16	16
Mortgage loans receivable	2,604	2,531	4,581	4,569
Interest rate swap assets	10,693	10,693	6,034	6,034
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	171,191	171,571	116,339	116,277
Unsecured bank credit facilities - fixed rate (2)	—	—	80,000	80,003
Unsecured debt (2)	725,000	700,706	715,000	703,871
Secured debt (2)	191,923	193,304	200,354	206,408
Interest rate swap liabilities	—	—	695	695
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases, and while the adoption of ASU 2016-02 will impact the Company's accounting for office and ground leases, the Company anticipates the impact will not be material to its overall financial condition and results of operations. Lessor accounting is largely unchanged under ASU 2016-02. The Company's primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to evaluate the potential impacts of the ASU and believes it will continue to account for its leases in substantially the same manner. The most significant change for the Company related to lessor accounting includes the new standard's narrow definition of initial direct costs for leases. The new definition will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup estimates the new definition of initial direct costs will result in an increase of expenses, and therefore a decrease in earnings, of approximately $200,000 on an annual basis. EastGroup plans to elect the practical expedient permitting lessors to make an accounting policy election by class of underlying asset to not separate non-lease components of a contract from the lease component to which they relate when specific criteria are met (the Company believes its leases meet the criteria). Public business entities are required to apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. EastGroup plans to adopt ASU 2016-02 effective January 1, 2019. The Company is continuing the process of evaluating and quantifying the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2019.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted; however, the Company plans to adopt ASU 2018-13 on January 1, 2020. EastGroup does not expect the adoption to have a material impact on its financial condition, results of operations or disclosures.

(19)	SUBSEQUENT EVENTS

Subsequent to quarter-end, EastGroup closed the acquisition of 29 acres of development land in San Antonio for $3 million. The land is expected to accommodate the future development of four buildings totaling 370,000 square feet; the Company anticipates initiating the first phase of development on this land in 2019.

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

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the first nine months of 2018, EastGroup issued 1,245,885 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $112.3 million. Also during the first nine months of 2018, the Company closed $60 million of senior unsecured private placement notes and replaced its $300 million and $35 million unsecured bank credit facilities with new $350 million and $45 million facilities. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue source is rental income; as such, EastGroup’s greatest priority is leasing space.  During the nine months ended September 30, 2018, EastGroup executed leases on 5,551,000 square feet (14.3% of EastGroup’s total square footage of 38,806,000). During the first nine months of 2018, average rental rates on new and renewal leases increased by 15.6.%.

Property net operating income (PNOI) excluding income from lease terminations from same properties, defined as operating properties owned during the entire current and prior year reporting periods (January 1, 2017 through September 30, 2018), increased 4.2% for the nine months ended September 30, 2018, as compared to the same period in 2017.

EastGroup’s total leased percentage was 97.1% as of September 30, 2018 compared to 97.4% at September 30, 2017.  Leases scheduled to expire for the remainder of 2018 were 1.7% of the portfolio on a square foot basis at September 30, 2018, and this percentage was reduced to 1.5% as of October 19, 2018.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the first nine months of 2018, EastGroup acquired Siempre Viva Distribution Center, a value-add property containing 115,000 square feet in San Diego, for $14 million and 30 acres of development land in Dallas for $5.7 million. During the same period, the Company began construction of 11 development projects containing 1,558,000 square feet in Miami, Orlando, Ft. Myers, Atlanta, Dallas, Houston, San Antonio and Charlotte.  EastGroup also transferred 10 development projects and value-add acquisitions (1,338,000 square feet) in Orlando, Tampa, Ft. Lauderdale, Ft. Myers, Atlanta, San Antonio, Tucson, Phoenix and Charlotte from its development and value-add program to real estate properties with costs of $105.2 million at the date of transfer.  As of September 30, 2018, EastGroup’s development program consisted of 20 projects (2,506,000 square feet) located in 11 cities.  The projected total investment for the development projects, which were collectively 43% leased as of October 19, 2018, is $220 million, of which $76 million remained to be invested as of September 30, 2018.

Also during the first nine months of 2018, EastGroup acquired 467,000 square feet of operating properties in Atlanta, Dallas and Chino (Los Angeles) for $53 million.

Also in the first nine months of 2018, the Company sold 339,000 square feet of operating properties and 11 acres of land, generating gross proceeds of $25.4 million. EastGroup recognized $14,273,000 in Gain on sales of real estate investments and $86,000 in Gain on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income).

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

PNOI was calculated as follows for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Income from real estate operations	$75,306	68,712	221,146	202,704
Expenses from real estate operations	(21,718)	(20,109)	(63,847)	(59,360)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(77)	(145)	(237)	(493)
PNOI from 50% owned unconsolidated investment	217	224	652	673
PROPERTY NET OPERATING INCOME (PNOI)	$53,728	48,682	157,714	143,524

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

The following table presents reconciliations of Net Income to PNOI for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
NET INCOME	$23,041	15,972	70,053	65,922
(Gain) on sales of real estate investments	(4,051)	—	(14,273)	(21,855)
(Gain) loss on sales of non-operating real estate	—	—	(86)	40
(Gain) on sales of other	—	—	(427)	—
Interest income	(32)	(62)	(122)	(185)
Other revenue	(20)	(34)	(1,268)	(90)
Depreciation and amortization	22,970	21,011	67,463	62,101
Company's share of depreciation from unconsolidated investment	33	31	95	93
Interest expense	8,804	8,704	26,253	26,405
General and administrative expense	3,060	3,205	10,263	11,586
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(77)	(145)	(237)	(493)
PROPERTY NET OPERATING INCOME (PNOI)	$53,728	48,682	157,714	143,524

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$23,010	15,884	69,950	65,593
Depreciation and amortization	22,970	21,011	67,463	62,101
Company's share of depreciation from unconsolidated investment	33	31	95	93
Depreciation and amortization from noncontrolling interest	(45)	(56)	(133)	(160)
(Gain) on sales of real estate investments	(4,051)	—	(14,273)	(21,855)
FUNDS FROM OPERATIONS (FFO) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$41,917	36,870	123,102	105,772
Net income attributable to common stockholders per diluted share	$0.64	0.46	1.98	1.93
Funds from operations (FFO) attributable to common stockholders per diluted share	$1.17	1.08	3.49	3.12
Diluted shares for earnings per share and funds from operations	35,798	34,290	35,265	33,905

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO per share for the third quarter of 2018 was $1.17 per share compared with $1.08 per share for the same period of 2017, an increase of 8.3%. For the nine months ended September 30, 2018, FFO was $3.49 per share compared with $3.12 per share for the same period of 2017, an increase of 11.9%.

•
For the three months ended September 30, 2018, PNOI increased by $5,046,000, or 10.4%, compared to the same period in 2017. PNOI increased $3,191,000 from newly developed and value-add properties, $1,617,000 from same property operations and $433,000 from 2017 and 2018 acquisitions; PNOI decreased $242,000 from operating properties sold in 2017 and 2018.

For the nine months ended September 30, 2018, PNOI increased by $14,190,000, or 9.9%, compared to the same period in 2017. PNOI increased $8,701,000 from newly developed and value-add properties, $5,688,000 from same property operations and $1,245,000 from 2017 and 2018 acquisitions; PNOI decreased $1,499,000 from operating properties sold in 2017 and 2018.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2017 through September 30, 2018). PNOI, excluding income from lease terminations, from same properties increased 3.6% and 4.2% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2017 through September 30, 2018). Same property average occupancy was 96.5% for both the three months ended September 30, 2018 and 2017. Same property average occupancy for the nine months ended September 30, 2018, was 96.9% compared to 96.4% for the same period of 2017.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2018, was 95.7%.  Quarter-end occupancy ranged from 95.6% to 96.4% over the previous four quarters ended September 30, 2017 to June 30, 2018.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.8% of total square footage) averaged 16.6% for the third quarter of 2018. For the nine months ended September 30, 2018, rental rate increases on new and renewal leases (14.3% of total square footage) averaged 15.6%.

•
Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and nine months ended September 30, 2018 was $34,000 and $173,000 respectively, compared to $65,000 and $198,000 for the same periods of 2017.

•
Bad debt expense is included in Expenses from real estate operations. The Company recorded net bad debt expense of $196,000 and $282,000 for the three and nine months ended September 30, 2018, compared to $134,000 and $332,000 for the same periods of 2017.

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

FINANCIAL CONDITION
EastGroup’s assets were $2,089,165,000 at September 30, 2018, an increase of $135,944,000 from December 31, 2017.  Liabilities increased $17,143,000 to $1,219,234,000, and equity increased $118,801,000 to $869,931,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $174,912,000 during the nine months ended September 30, 2018, primarily due to the transfer of 10 projects from Development and value-add properties (as detailed under Development and Value-Add Properties below), the purchase of the operating properties detailed below and capital improvements at the Company's properties. These increases were partially offset by the operating property sales discussed below.

REAL ESTATE PROPERTIES ACQUIRED IN 2018	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Gwinnett 316	Atlanta, GA	65,000	04/24/2018	$4,147
Eucalyptus Distribution Center	Chino, CA	182,000	06/20/2018	22,890
Allen Station I & II	Dallas, TX	220,000	08/29/2018	23,424
Total Real Estate Property Acquisitions		467,000		$50,461

(1)
Total cost of the properties acquired was $52,835,000, of which $50,461,000 was allocated to Real estate properties as indicated above. The Company allocated $17,738,000 of the total purchase price to land using third party land valuations for the Atlanta, Dallas and Chino (Los Angeles) markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 16 in the Notes to Consolidated Financial Statements for additional information on ASC 820). Intangibles associated with the purchases of real estate were allocated as follows: $3,944,000 to in-place lease intangibles and $21,000 to above market leases (included in Other assets on the Consolidated Balance Sheets) and $1,591,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

During the nine months ended September 30, 2018, the Company made capital improvements of $28,937,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $8,164,000 on development projects subsequent to transfer to Real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2018, the Company sold World Houston 18 in Houston, 56 Commerce Park in Tampa and 35th Avenue Distribution Center in Phoenix. The properties (339,000 square feet combined) were sold for $22.9 million and the Company recognized gains on the sales of $14.3 million.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at September 30, 2018 consisted of projects in lease-up and under construction of $144,199,000 and prospective development (primarily land) of $100,562,000.  The Company’s total investment in Development and value-add properties at September 30, 2018 was $244,761,000 compared to $242,014,000 at December 31, 2017.  Total capital invested for development during the first nine months of 2018 was $118,489,000, which primarily consisted of costs of $93,948,000 and $13,959,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $8,164,000 on projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,271,000 and $3,504,000 for the three and nine months ended September 30, 2018, respectively, compared to $1,056,000 and $3,650,000 in the same periods of 2017.

During the nine months ended September 30, 2018, EastGroup acquired one value-add property, Siempre Viva Distribution Center in San Diego. At the time of acquisition, Siempre Viva was classified in the lease-up phase and was occupied by the seller under a short-term lease that expired during the third quarter. EastGroup has successfully re-leased the multi-tenant distribution center, which will be 100% occupied during the first quarter of 2019. The total cost for the property acquired by the Company was $14,033,000, of which $13,934,000 was allocated to Development and value-add properties. EastGroup allocated $4,723,000 of the total purchase price to land using third party land valuations for the San Diego market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 16 for additional information on ASC 820). Intangibles associated with the purchase were allocated as follows: $126,000 to in-place lease intangibles (included in Other assets on the Consolidated Balance Sheets), and $27,000 to below market leases.

Also during the nine months ended September 30, 2018, the Company acquired 30 acres of development land in Flower Mound (Dallas) for $5,700,000.

During the nine months ended September 30, 2018, EastGroup sold 11 acres of development land in Houston for $2,577,000. The Company also transferred 10 development and value-add properties to Real estate properties during the first nine months of 2018 with a total investment of $105,160,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2018 (1)	For the Nine Months Ended 9/30/2018	Cumulative as of 9/30/2018	Estimated Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Horizon XII, Orlando, FL	140,000	$—	711	11,941	12,500	10/18
Eisenhauer Point 6, San Antonio, TX	85,000	—	1,353	5,403	5,700	11/18
West Road 5, Houston, TX	58,000	1,022	3,513	4,535	5,300	12/18
Eisenhauer Point 5, San Antonio, TX	98,000	—	1,688	7,492	8,000	01/19
Siempre Viva, San Diego, CA (2)	115,000	—	13,934	13,934	14,400	01/19
CreekView 121 3 & 4, Dallas, TX	158,000	—	2,415	12,726	14,800	04/19
Falcon Field, Phoenix, AZ	96,000	—	4,960	7,907	9,000	05/19
Total Lease-Up	750,000	1,022	28,574	63,938	69,700
UNDER CONSTRUCTION
Broadmoor 2, Atlanta, GA	111,000	705	5,017	5,722	7,400	10/19
Settlers Crossing 1, Austin, TX	77,000	—	3,997	5,553	7,400	10/19
Settlers Crossing 2, Austin, TX	83,000	—	4,236	5,909	8,400	10/19
Gateway 1, Miami, FL	200,000	9,110	9,041	18,151	25,000	11/19
Horizon XI, Orlando, FL	135,000	3,171	4,188	7,359	10,400	12/19
SunCoast 5, Ft. Myers, FL	81,000	2,704	2,523	5,227	7,700	12/19
Airport Commerce Center 3, Charlotte, NC	96,000	—	1,641	3,374	7,300	01/20
Steele Creek V, Charlotte, NC	54,000	1,366	408	1,774	5,800	01/20
Parc North 5, Dallas, TX	100,000	1,683	3,161	4,844	9,200	02/20
Tri-County Crossing 1 & 2, San Antonio, TX	203,000	2,012	4,275	6,287	14,600	02/20
Eisenhauer Point 7 & 8, San Antonio, TX	336,000	4,916	2,755	7,671	23,600	03/20
Ten West Crossing 8, Houston, TX	132,000	1,947	2,045	3,992	10,900	03/20
Horizon VI, Orlando, FL	148,000	3,418	980	4,398	12,700	04/20
Total Under Construction	1,756,000	31,032	44,267	80,261	150,400
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Ft. Myers, FL	488,000	(2,704)	399	11,807
Miami, FL	650,000	(9,110)	12,288	34,054
Orlando, FL	214,000	(6,589)	1,064	5,595
Tampa, FL	32,000	—	—	1,560
Atlanta, GA	100,000	(705)	131	633
Jackson, MS	28,000	—	—	706
Charlotte, NC	600,000	(1,366)	1,083	6,446
Austin, TX	180,000	—	541	3,561
Dallas, TX	752,000	(1,683)	7,069	14,982
Houston, TX (3)	1,123,000	(2,969)	(2,311)	15,910
San Antonio, TX	548,000	(6,928)	843	5,308
Total Prospective Development	4,715,000	(32,054)	21,107	100,562
	7,221,000	$—	93,948	244,761
DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2018	Building Size (Square feet)					Building Conversion Date
Alamo Ridge IV, San Antonio, TX	97,000	$—	320	7,417		03/18
Oak Creek VII, Tampa, FL	116,000	—	601	6,732		03/18
Weston, Ft. Lauderdale, FL (4)	134,000	—	222	15,742		03/18
Progress Center 1 & 2, Atlanta, GA (5)	132,000	—	143	10,476		04/18
Horizon X, Orlando, FL	104,000	—	3,352	6,902		05/18
SunCoast 4, Ft. Myers, FL	93,000	—	71	9,191		05/18
Country Club V, Tucson, AZ	305,000	—	7,078	21,029		06/18
Eisenhauer Point 3, San Antonio, TX	71,000	—	231	6,390		06/18
Kyrene 202 III, IV & V, Phoenix, AZ	166,000	—	1,146	12,689		09/18
Steele Creek VII, Charlotte, NC	120,000	—	795	8,592		09/18
Total Transferred to Real Estate Properties	1,338,000	$—	13,959	105,160	(6)

See footnotes for the table on the following page.

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) This value-add project was acquired by EastGroup on 7/12/18.
(3) Negative amount represents land inventory costs transferred to Under Construction and land sold on 3/28/18.
(4) This project was acquired by EastGroup on 11/1/16 and underwent redevelopment.
(5) This project was acquired by EastGroup on 12/12/17 during the lease-up phase.
(6) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $46,436,000 during the first nine months of 2018 due primarily to depreciation expense, offset by the sale of 339,000 square feet of operating properties during the period.

Other Assets
Other assets increased $4,823,000 during the first nine months of 2018.  A summary of Other assets follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Leasing costs (principally commissions)	$76,587	72,722
Accumulated amortization of leasing costs	(28,742)	(27,973)
Leasing costs (principally commissions), net of accumulated amortization	47,845	44,749

Straight-line rents receivable	35,276	31,609
Allowance for doubtful accounts on straight-line rents receivable	(134)	(48)
Straight-line rents receivable, net of allowance for doubtful accounts	35,142	31,561

Accounts receivable	5,026	6,004
Allowance for doubtful accounts on accounts receivable	(515)	(577)
Accounts receivable, net of allowance for doubtful accounts	4,511	5,427

Acquired in-place lease intangibles	21,752	20,690
Accumulated amortization of acquired in-place lease intangibles	(9,168)	(8,974)
Acquired in-place lease intangibles, net of accumulated amortization	12,584	11,716

Acquired above market lease intangibles	1,465	1,550
Accumulated amortization of acquired above market lease intangibles	(852)	(794)
Acquired above market lease intangibles, net of accumulated amortization	613	756

Mortgage loans receivable	2,604	4,581
Interest rate swap assets	10,693	6,034
Goodwill	990	990
Prepaid expenses and other assets	5,870	10,215
Total Other assets	$120,852	116,029

Liabilities
Unsecured bank credit facilities decreased $26,448,000 during the nine months ended September 30, 2018, mainly due to repayments of $336,789,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $311,641,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $10,239,000 during the nine months ended September 30, 2018, primarily due to the closing of $60 million of senior unsecured private placement notes in April 2018 and the amortization of debt issuance costs. These increases were offset by the repayment of a $50 million senior unsecured term loan in June 2018 and new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt are described in greater detail under Liquidity and Capital Resources.

Secured debt decreased $8,220,000 during the nine months ended September 30, 2018.  The decrease resulted from regularly scheduled principal payments of $8,410,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses increased $40,902,000 during the first nine months of 2018.  A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Property taxes payable	$34,557	12,081
Development costs payable	11,595	9,699
Real estate improvements and capitalized leasing costs payable	5,847	3,957
Interest payable	5,901	3,744
Dividends payable	27,244	1,365
Book overdraft (1)	14,206	20,902
Other payables and accrued expenses	6,519	13,219
Total Accounts payable and accrued expenses	$105,869	64,967

(1) Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company's working cash line of credit.

Other liabilities increased $670,000 during the nine months ended September 30, 2018.  A summary of the Company’s Other liabilities follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Security deposits	$17,986	16,668
Prepaid rent and other deferred income	8,391	9,352

Acquired below-market lease intangibles	5,753	4,135
Accumulated amortization of below-market lease intangibles	(2,788)	(2,147)
Acquired below-market lease intangibles, net of accumulated amortization	2,965	1,988

Interest rate swap liabilities	—	695
Prepaid tenant improvement reimbursements	105	124
Other liabilities	65	15
Total Other liabilities	$29,512	28,842

Equity
Additional paid-in capital increased $114,881,000 during the nine months ended September 30, 2018, primarily due to the issuance of common stock under the Company's continuous common equity program (as discussed in Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 15 in the Notes to Consolidated Financial Statements). EastGroup issued 1,245,885 shares of common stock under its continuous common equity program with net proceeds to the Company of $112,325,000, which increased Additional paid-in capital by $112,324,000 and Common shares by $1,000.

For the nine months ended September 30, 2018, Distributions in excess of earnings increased $1,378,000 as a result of dividends on common stock of $71,328,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $69,950,000.

Accumulated other comprehensive income increased $5,345,000 during the nine months ended September 30, 2018. The increase resulted from the change in fair value of the Company's interest rate swaps (cash flow hedges) which are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
(Comments are for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017.)

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2018, was $23,010,000 ($.64 per basic and diluted share) and $69,950,000 ($1.99 per basic and $1.98 per diluted share), respectively, compared to $15,884,000 ($.46 per basic and diluted share) and $65,593,000 ($1.94 per basic and $1.93 per diluted share) for the same periods in 2017.

PNOI for the three months ended September 30, 2018, increased by $5,046,000, or 10.4%, compared to the same period in 2017. PNOI increased $3,191,000 from newly developed and value-add properties, $1,617,000 from same property operations and $433,000 from 2017 and 2018 acquisitions; PNOI decreased $242,000 from operating properties sold in 2017 and 2018. Lease termination fee income was $34,000 and $65,000 for the three months ended September 30, 2018 and 2017, respectively. The Company recorded net bad debt expense of $196,000 and $134,000 during the three months ended September 30, 2018 and 2017, respectively. Straight-lining of rent increased Income from real estate operations by $1,432,000 and $1,235,000 for the three months ended September 30, 2018 and 2017, respectively.

PNOI for the nine months ended September 30, 2018, increased by $14,190,000, or 9.9%, compared to the same period in 2017. PNOI increased $8,701,000 from newly developed and value-add properties, $5,688,000 from same property operations and $1,245,000 from 2017 and 2018 acquisitions; PNOI decreased $1,499,000 from operating properties sold in 2017 and 2018. Lease termination fee income was $173,000 and $198,000 for the nine months ended September 30, 2018 and 2017, respectively. The Company recorded net bad debt expense of $282,000 and $332,000 during the nine months ended September 30, 2018 and 2017, respectively. Straight-lining of rent increased Income from real estate operations by $3,950,000 and $2,674,000 for the nine months ended September 30, 2018 and 2017, respectively.

EastGroup signed 36 leases with free rent concessions on 1,343,000 square feet during the three months ended September 30, 2018, with total free rent concessions of $2,409,000 over the lives of the leases. During the same period of 2017, the Company signed 35 leases with free rent concessions on 845,000 square feet with total free rent concessions of $1,387,000 over the lives of the leases.

During the nine months ended September 30, 2018, EastGroup signed 99 leases with free rent concessions on 2,820,000 square feet with total free rent concessions of $3,991,000 over the lives of the leases. During the same period of 2017, EastGroup signed 112 leases with free rent concessions on 3,179,000 square feet with total free rent concessions of $4,484,000 over the lives of the leases.

The Company’s percentage of leased square footage was 97.1% at September 30, 2018, compared to 97.4% at September 30, 2017.  Occupancy at September 30, 2018 was 95.7% compared to 95.6% at September 30, 2017.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2017 through September 30, 2018). Same property average occupancy for the three and nine months ended September 30, 2018, was 96.5% and 96.9%, respectively, compared to 96.5% and 96.4% for the same periods of 2017.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2017 through September 30, 2018). The same property average rental rate was $5.99 and $5.96 per square foot for the three and nine months ended September 30, 2018, compared to $5.80 and $5.75 per square foot for the same periods of 2017.

Interest expense increased $100,000 for the three months and decreased $152,000 for the nine months ended September 30, 2018, compared to the same periods in 2017. The following table presents the components of Interest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$1,028	591	437	2,182	1,681	501
Amortization of facility fees - unsecured bank credit facilities	199	169	30	537	501	36
Amortization of debt issuance costs - unsecured bank credit facilities	139	113	26	369	339	30
Total variable rate interest expense	1,366	873	493	3,088	2,521	567
FIXED RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - fixed rate (1) (2) (excluding amortization of facility fees and debt issuance costs)	200	407	(207)	1,001	1,208	(207)
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	6,078	5,606	472	18,464	16,721	1,743
Secured debt interest (excluding amortization of debt issuance costs)	2,500	2,904	(404)	7,609	9,592	(1,983)
Amortization of debt issuance costs - unsecured debt	133	119	14	425	358	67
Amortization of debt issuance costs - secured debt	69	79	(10)	211	247	(36)
Total fixed rate interest expense	8,980	9,115	(135)	27,710	28,126	(416)
Total interest	10,346	9,988	358	30,798	30,647	151
Less capitalized interest	(1,542)	(1,284)	(258)	(4,545)	(4,242)	(303)
TOTAL INTEREST EXPENSE	$8,804	8,704	100	26,253	26,405	(152)

(1)
Includes interest on the Company's unsecured bank credit facilities and unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

(2)
The Company had designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company's unsecured bank credit facilities.

The Company's variable rate interest expense increased by $493,000 and $567,000 for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. The Company's average unsecured bank credit facilities borrowings and weighted average variable interest rates during both periods are shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$131,775	104,928	26,847	101,571	112,632	(11,061)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	3.10%	2.24%		2.87%	2.00%

The Company's fixed rate interest expense decreased by $135,000 and $416,000 for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. The changes resulting from the fixed rate unsecured bank credit facilities, unsecured debt and secured debt activity are described below.

Secured debt interest decreased by $404,000 and $1,983,000 during the three and nine month periods ended September 30, 2018, as compared to the same periods in 2017 as a result of debt repayments and regularly scheduled principal payments. Regularly scheduled principal payments on secured debt were $8,410,000 during the nine months ended September 30, 2018. During the year ended December 31, 2017, regularly scheduled principal payments on secured debt were $13,139,000. EastGroup did not repay any secured debt during the first nine months of 2018. The details of the secured debt repaid in 2017 are shown in the following table:

SECURED DEBT REPAID IN 2017	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Arion 16, Broadway VI, Chino, East University I & II, Northpark I-IV, Santan 10 II, 55th Avenue and World Houston 1 & 2, 21 & 23	5.57%	08/07/2017	$45,069

EastGroup did not obtain any new secured debt during 2017 or during the first nine months of 2018.

Interest expense from fixed rate unsecured bank credit facilities decreased by $207,000 during both the three and nine months ended September 30, 2018, due to the maturity of an interest rate swap designated to an $80 million draw on the Company's unsecured bank credit facilities. See footnote (2) in the interest expense summary table above for additional details.

Interest expense from fixed rate unsecured debt increased by $472,000 and $1,743,000 during the three and nine months ended September 30, 2018, as compared to the same periods of 2017. The increases resulted from the Company's unsecured debt activity described below.

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

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $258,000 and $303,000 for the three and nine months ended September 30, 2018, as compared to the same periods of 2017. The increase is due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $1,959,000 and $5,362,000 for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 primarily due to the operating properties acquired by the Company in 2017 and 2018 and the properties transferred from the development program in 2017 and 2018, partially offset by operating properties sold in 2017 and 2018.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, increased $4,051,000 for the three months and decreased $7,582,000 for the nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.

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

During the third quarter of 2018, Eastgroup sold 35th Avenue Distribution Center in Phoenix. The 125,000 square foot property was sold for $7,941,000, and the Company recognized a gain on the sale of $4,051,000 during the third quarter of 2018.

EastGoup did not sell any properties during the first quarter of 2017. During the second quarter of 2017, EastGroup sold the following operating properties in separate transactions: Stemmons Circle in Dallas and Techway Southwest I-IV in Houston. The

properties contain a combined 514,000 square feet and were sold for $38,031,000; EastGroup recognized gains on the sales of $21,855,000 during the second quarter of 2017. EastGoup did not sell any properties during the third quarter of 2017.

Real Estate Improvements
Real estate improvements for EastGroup's operating properties for the three and nine months ended September 30, 2018 and 2017 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2018	2017	2018	2017
		(In thousands)
Upgrade on Acquisitions	40 yrs	$135	98	174	157
Tenant Improvements:
New Tenants	Lease Life	4,262	2,906	10,214	8,189
Renewal Tenants	Lease Life	918	1,002	2,234	2,732
Other:
Building Improvements	5-40 yrs	3,930	688	6,557	2,132
Roofs	5-15 yrs	2,570	1,209	6,881	3,421
Parking Lots	3-5 yrs	1,137	903	2,112	1,639
Other	5 yrs	27	696	765	933
Total Real Estate Improvements (1)		$12,979	7,502	28,937	19,203

(1)	Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Total Real Estate Improvements	$28,937	19,203
Change in Real Estate Property Payables	(1,316)	(825)
Change in Construction in Progress	(842)	405
Real Estate Improvements on the Consolidated Statements of Cash Flows	$26,779	18,783

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases and are included in Depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2018 and 2017 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2018	2017	2018	2017
		(In thousands)
Development and Value-Add	Lease Life	$2,044	1,196	3,757	3,624
New Tenants	Lease Life	2,231	1,489	4,942	5,264
Renewal Tenants	Lease Life	941	829	3,088	3,926
Total Capitalized Leasing Costs		$5,216	3,514	11,787	12,814
Amortization of Leasing Costs		$2,853	2,587	8,476	7,576

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

The Company did not classify any properties as held for sale as of September 30, 2018 and December 31, 2017.

The Company does not consider its sales in 2017 and the first nine months of 2018 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

During the first nine months of 2018, the Company sold World Houston 18, 56 Commerce Park and 35th Avenue Distribution Center. The properties, which contain 339,000 square feet and are located in Houston, Tampa and Phoenix, were sold for $22,851,000 and the Company recognized gains on the sales of $14,273,000. The sale of 35th Avenue Distribution Center closed during the three months ended September 30, 2018, resulting in a gain on sale of $4,051,000 recognized in the third quarter.

Also during the first nine months of 2018, the Company sold 11 acres of land in Houston for $2,577,000 and recognized a gain of $86,000 in the first quarter of 2018.

During the year 2017, EastGroup sold two operating properties, Stemmons Circle and Techway Southwest I-IV. Both properties were sold during the three months ended June 30, 2017. The properties, which contain 514,000 square feet and are located in Dallas and Houston, were sold for $38.0 million and the Company recognized gains on the sales of $21.9 million during the second quarter of 2017. During the year 2017, the Company also sold 19 acres of land in El Paso and Dallas for $3.8 million and recognized net gains of $293,000 (A net loss of $40,000 was recorded in the first quarter of 2017; there were no land sales during the second or third quarters of 2017).

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases, and while the adoption of ASU 2016-02 will impact the Company's accounting for office and ground leases, the Company anticipates the impact will not be material to its overall financial condition and results of operations. Lessor accounting is largely unchanged under ASU 2016-02. The Company's primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to evaluate the potential impacts of the ASU and believes it will continue to account for its leases in substantially the same manner. The most significant change for the Company related to lessor accounting includes the new standard's narrow definition of initial direct costs for leases. The new definition will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup estimates the new definition of initial direct costs will result in an increase of expenses, and therefore a decrease in earnings, of approximately $200,000 on an annual basis. EastGroup plans to elect the practical expedient permitting lessors to make an accounting policy election by class of underlying asset to not separate non-lease components of a contract from the lease component to which they relate when specific criteria are met (the Company believes its leases meet the criteria). Public business entities are required to apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. EastGroup plans to adopt ASU 2016-02 effective January 1, 2019. The Company is continuing the process of evaluating and quantifying the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures beginning with the Form 10-Q for the period ending March 31, 2019.

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted; however, the Company plans to adopt ASU 2018-13 on January 1, 2020. EastGroup does not expect the adoption to have a material impact on its financial condition, results of operations or disclosures.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $141,995,000 for the nine months ended September 30, 2018.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt, proceeds from common stock offerings, and proceeds from the sales of real estate investments and non-operating real estate.  The Company distributed $45,449,000 in common stock dividends during the nine months ended September 30, 2018.  Other primary uses of cash were for repayments on unsecured bank credit facilities, unsecured debt and secured debt; the construction and development of properties; purchases of real estate; and capital improvements at various properties.

Total debt at September 30, 2018 and December 31, 2017 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$171,191	116,339
Unsecured bank credit facilities - fixed rate, carrying amount (1) (2)	—	80,000
Unamortized debt issuance costs	(1,930)	(630)
Unsecured bank credit facilities	169,261	195,709

Unsecured debt - fixed rate, carrying amount (1)	725,000	715,000
Unamortized debt issuance costs	(1,700)	(1,939)
Unsecured debt	723,300	713,061

Secured debt - fixed rate, carrying amount (1)	191,923	200,354
Unamortized debt issuance costs	(631)	(842)
Secured debt	191,292	199,512

Total debt	$1,083,853	1,108,282

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

(2)
The Company had designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company's unsecured bank credit facilities.

Until June 14, 2018, EastGroup had $300 million and $35 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2019. The Company amended and restated these credit facilities on June 14, 2018, expanding the capacity to $350 million and $45 million, as detailed below.

The $350 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company's election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2018, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company also designated on its $350 million unsecured bank credit facility an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company's unsecured bank credit facilities. As of September 30, 2018, the Company had $155,000,000 of variable rate borrowings on this unsecured  bank credit facility with a weighted average interest rate of 3.218%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company's $45 million unsecured bank credit facility has a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2018, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. As of September 30, 2018, the interest rate was 3.261% on a balance of $16,191,000.

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

On March 6, 2017, EastGroup entered into sales agreements (the March 2017 Sales Agreements) in connection with its continuous equity program with each of BNY Mellon Capital Markets, LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Jefferies LLC; and Raymond James & Associates, Inc. to sell up to an aggregate of 10,000,000 shares of its common stock from time to time. On February 15, 2018, the Company entered into sales agreements with BTIG, LLC; Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC, which are substantially similar to the March 2017 Sales Agreements. Pursuant to the agreements, the shares may be offered and sold in transactions that are deemed to be "at the market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The Company has sold an aggregate of 4,844,545 shares of common stock under the sales agency financing agreements, and as of October 22, 2018, EastGroup may offer and sell an additional 5,155,455 shares of common stock through the sales agents.

During the nine months ended September 30, 2018, EastGroup issued and sold 1,245,885 shares of common stock under its continuous equity program at an average price of $91.22 per share with gross proceeds to the Company of $113,646,000. The Company incurred offering-related costs of $1,321,000 during the nine months, resulting in net proceeds to the Company of $112,325,000.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2017, did not materially change during the nine months ended September 30, 2018, except for the changes in Unsecured bank credit facilities, Unsecured debt and Secured debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of September 30, 2018.

	October – December 2018	2019	2020	2021	2022		Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	—	171,191	(1)	—	171,191	171,571	(2)
Weighted average interest rate	—	—	—	—	3.22%	(3)	—	3.22%
Unsecured debt - fixed rate (in thousands)	$—	75,000	105,000	40,000	75,000		430,000	725,000	700,706	(4)
Weighted average interest rate	—	2.85%	3.55%	2.34%	3.03%		3.53%	3.34%
Secured debt - fixed rate (in thousands)	$2,882	55,570	9,096	89,563	32,769		2,043	191,923	193,304	(4)
Weighted average interest rate	5.20%	7.01%	4.43%	4.55%	4.09%		3.85%	5.18%

(1)
The variable-rate unsecured bank credit facilities mature in July 2022 and as of September 30, 2018, have balances of $155,000,000 on the $350 million unsecured bank credit facility and $16,191,000 on the $45 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company's variable rate unsecured bank credit facilities as of September 30, 2018.

(4)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of September 30, 2018, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 32 basis points, interest expense and cash flows would increase or decrease by approximately $551,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 4.	CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
(a) Marshall A. Loeb, Chief Executive Officer
(b) Brent W. Wood, Chief Financial Officer
	(101)	The following materials from EastGroup Properties, Inc.’s Quarterly Report on Form 10-Q for
the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):
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

Date:  October 22, 2018

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer