Form 10-Q
period 2019-03-31
EASTGROUP PROPERTIES INC
filed 2019-04-24
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019                           COMMISSION FILE NUMBER 1-07094

EASTGROUP PROPERTIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	13-2711135
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

400 W PARKWAY PLACE
SUITE 100
RIDGELAND, MISSISSIPPI	39157
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (601) 354-3555

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares of common stock, $0.0001 par value, outstanding as of April 23, 2019 was 36,752,739.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2019

PART I.  FINANCIAL INFORMATION.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Real estate properties	$2,609,914	2,553,481
Development and value-add properties	264,526	263,664
	2,874,440	2,817,145
Less accumulated depreciation	(832,925)	(814,915)
	2,041,515	2,002,230
Unconsolidated investment	7,879	7,870
Cash	1,831	374
Other assets	120,421	121,231
TOTAL ASSETS	$2,171,646	2,131,705

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities	$131,189	193,926
Unsecured debt	803,397	723,400
Secured debt	185,606	188,461
Accounts payable and accrued expenses	83,364	86,563
Other liabilities	46,616	34,652
Total Liabilities	1,250,172	1,227,002

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 36,752,260 shares issued and outstanding at March 31, 2019 and 36,501,356 at December 31, 2018	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,245,660	1,222,547
Distributions in excess of earnings	(330,184)	(326,193)
Accumulated other comprehensive income	4,388	6,701
Total Stockholders’ Equity	919,868	903,059
Noncontrolling interest in joint ventures	1,606	1,644
Total Equity	921,474	904,703
TOTAL LIABILITIES AND EQUITY	$2,171,646	2,131,705

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
REVENUES
Income from real estate operations	$78,637	72,120
Other revenue	161	83
	78,798	72,203
EXPENSES
Expenses from real estate operations	22,302	20,676
Depreciation and amortization	23,746	21,685
General and administrative	3,844	3,463
Indirect leasing costs	93	—
	49,985	45,824
OTHER INCOME (EXPENSE)
Interest expense	(8,846)	(8,607)
Gain on sales of real estate investments	2,325	10,222
Other	242	754
NET INCOME	22,534	28,748
Net income attributable to noncontrolling interest in joint ventures	(5)	(35)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	22,529	28,713
Other comprehensive income (loss) - cash flow hedges	(2,313)	3,606
TOTAL COMPREHENSIVE INCOME	$20,216	32,319
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.62	0.83
Weighted average shares outstanding	36,465	34,689
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.62	0.83
Weighted average shares outstanding	36,526	34,736

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2018	$4	1,222,547	(326,193)	6,701	1,644	904,703
Net income	—	—	22,529	—	5	22,534
Net unrealized change in fair value of cash flow hedges	—	—	—	(2,313)	—	(2,313)
Common dividends declared – $0.72 per share	—	—	(26,520)	—	—	(26,520)
Stock-based compensation, net of forfeitures	—	1,447	—	—	—	1,447
Issuance of 232,205 shares of common stock, common stock offering, net of expenses	—	24,400	—	—	—	24,400
Issuance of 571 shares of common stock, dividend reinvestment plan	—	54	—	—	—	54
Withheld 28,955 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,788)	—	—	—	(2,788)
Distributions to noncontrolling interest	—	—	—	—	(43)	(43)
BALANCE, MARCH 31, 2019	$4	1,245,660	(330,184)	4,388	1,606	921,474

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2017	$3	1,061,153	(317,032)	5,348	1,658	751,130
Net income	—	—	28,713	—	35	28,748
Net unrealized change in fair value of cash flow hedges	—	—	—	3,606	—	3,606
Common dividends declared – $0.64 per share	—	—	(22,388)	—	—	(22,388)
Stock-based compensation, net of forfeitures	—	1,044	—	—	—	1,044
Issuance of 179,501 shares of common stock, common stock offering, net of expenses	—	14,602	—	—	—	14,602
Issuance of 667 shares of common stock, dividend reinvestment plan	—	54	—	—	—	54
Withheld 23,824 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,055)	—	—	—	(2,055)
Distributions to noncontrolling interest	—	—	—	—	(65)	(65)
BALANCE, MARCH 31, 2018	$3	1,074,798	(310,707)	8,954	1,628	774,676

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$22,534	28,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,746	21,685
Stock-based compensation expense	1,065	1,184
Net gain on sales of real estate investments and non-operating real estate	(2,325)	(10,308)
Gain on casualties and involuntary conversion	(100)	—
Changes in operating assets and liabilities:
Accrued income and other assets	2,153	2,239
Accounts payable, accrued expenses and prepaid rent	(5,919)	(22,310)
Other	328	476
NET CASH PROVIDED BY OPERATING ACTIVITIES	41,482	21,714
INVESTING ACTIVITIES
Development and value-add properties	(42,846)	(31,212)
Real estate improvements	(5,610)	(5,158)
Net proceeds from sales of real estate investments and non-operating real estate	3,679	16,826
Repayments on mortgage loans receivable	3	1,958
Changes in accrued development costs	701	8,713
Changes in other assets and other liabilities	(4,857)	(2,344)
NET CASH USED IN INVESTING ACTIVITIES	(48,930)	(11,217)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	144,635	91,387
Repayments on unsecured bank credit facilities	(207,497)	(85,634)
Proceeds from unsecured debt	80,000	—
Repayments on secured debt	(2,916)	(2,767)
Debt issuance costs	(153)	(88)
Distributions paid to stockholders (not including dividends accrued)	(26,787)	(22,736)
Proceeds from common stock offerings	24,400	14,466
Proceeds from dividend reinvestment plan	54	57
Other	(2,831)	(5,161)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,905	(10,476)
INCREASE IN CASH AND CASH EQUIVALENTS	1,457	21
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	374	16
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,831	37
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $2,036 and $1,602 for 2019 and 2018, respectively	$6,646	7,141
Cash paid for operating lease liabilities	281	—
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$12,417	—

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the 2018 annual report on Form 10-K and the notes thereto.

(2)	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup, its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. As of March 31, 2019 and December 31, 2018, EastGroup had an 80% controlling interest in University Business Center 120 and 130.

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

(4)	LEASE REVENUE

The Company’s primary revenue is rental income from business distribution space.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and in subsequent periods, issued ASU 2018-10, 2018-11, and 2018-20, all of which relate to the new lease accounting guidance. The Company adopted the new lease accounting guidance effective January 1, 2019, and has applied its provisions on a prospective basis. Lessor accounting is largely unchanged under ASU 2016-02. The Company’s primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to account for its leases in substantially the same manner. The most significant changes for the Company related to lessor accounting include: (i) the new standard’s narrow definition of initial direct costs for leases, and (ii) the guidance applicable to recording uncollectible rents, as discussed in the following paragraphs.

The new standard’s narrow definition of initial direct costs for leases — The new definition of initial direct costs results in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup recorded Indirect leasing costs of $93,000 on the Consolidated Statements of Income and Comprehensive Income during the three months ended March 31, 2019.

The guidance applicable to recording uncollectible rents — Upon adoption of the lease accounting guidance, reserves for uncollectible accounts are recorded as a reduction to revenue. Prior to adoption, reserves for uncollectible accounts were recorded as bad debt expenses. The standard also provides guidance related to calculating the reserves; however, those changes did not impact the Company.

EastGroup has elected the practical expedient permitting lessors to make an accounting policy election by class of underlying asset to not separate non-lease components (such as common area maintenance) of a contract from the lease component to which they relate when specific criteria are met. The Company believes its leases meet the criteria.

The Company has applied the provisions of the new lease accounting standard and provided the required disclosures in this Quarterly Report on Form 10-Q.

The table below presents the components of Income from real estate operations for the three months ended March 31, 2019:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2019
(In thousands)

Lease income — operating leases	$58,892
Variable lease income (1)	19,745
Income from real estate operations	$78,637

(1)	Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

Future Minimum Rental Receipts Under Non-Cancelable Leases
The Company’s leases with its customers may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate. In calculating the disclosures presented below, the Company included the fixed, non-cancelable terms of the leases. The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of March 31, 2019:

Years Ending December 31,	(In thousands)
2019 - Remainder of year	$175,737
2020	208,760
2021	165,837
2022	124,182
2023	93,321
Thereafter	182,876
Total minimum receipts	$950,713

As noted above, the Company adopted the new lease accounting guidance effective January 1, 2019.  Since the Company has applied the provisions on a prospective basis, the following represents approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2018, as applicable under ASC 840, Leases, prior to the adoption of ASC 842.

Years Ending December 31,	(In thousands)
2019	$226,330
2020	195,850
2021	151,564
2022	112,007
2023	82,262
Thereafter	163,499
Total minimum receipts	$931,512

(5)	REAL ESTATE PROPERTIES

EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States. The Company’s properties have similar economic characteristics and as a result, have been aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the periods ended March 31, 2019 and March 31, 2018, the Company did not identify any impairment charges which should be recorded.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $19,747,000 and $17,927,000 for the three months ended March 31, 2019 and 2018, respectively.

The Company’s Real estate properties and Development and value-add properties at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Real estate properties:
Land	$388,788	380,684
Buildings and building improvements	1,762,694	1,732,592
Tenant and other improvements	448,391	440,205
Right of use assets — Ground leases (operating) (1)	10,041	—
Development and value-add properties (2)	264,526	263,664
	2,874,440	2,817,145
Less accumulated depreciation	(832,925)	(814,915)
	$2,041,515	2,002,230

(1)	See below and in Note 20 for information regarding the Company’s right of use assets for ground leases.

(2)
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

Ground Leases
On January 1, 2019, EastGroup adopted the principles of FASB Accounting Standards Codification (“ASC”) 842, Leases, as further discussed in Note 20. In connection with the adoption, the Company recorded right of use assets for its ground leases, which are classified as operating leases, using the effective date transition option; under this option, prior years are not restated. As of January 1, 2019, the Company recorded right of use assets for its ground leases of $10,226,000. As of March 31, 2019, the unamortized balance of the Company’s right of use assets for its ground leases was $10,041,000. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

As of March 31, 2019, the Company operated two properties in Florida, two properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to November 2037, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually. The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. Total ground lease expenditures for the three months ended March 31, 2019 and 2018 were $198,000 and $195,000, respectively. Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. These future changes in payments will be considered variable payments and will not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease term as of March 31, 2019, for the ground leases is 45 years. The following schedule indicates approximate future minimum ground lease payments for these properties by year as of March 31, 2019:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2019 - Remainder of year	$593
2020	791
2021	791
2022	791
2023	791
Thereafter	30,751
Total minimum payments	34,508
Imputed interest (1)	(24,283)
Amortization	(184)
Total ground leases	$10,041

(1)
As the Company’s leases do not provide an implicit rate, in order to calculate the present value of the remaining ground lease payments, the Company used its incremental borrowing rate as of January 1, 2019, adjusted for a number of factors, including the long-term nature of the ground leases, the Company’s estimated borrowing costs, and the estimated fair value of the underlying land. The Company elected to use the portfolio approach as all of its ground leases have similar characteristics and determined 7.3% as the appropriate rate as of January 1, 2019.

As noted above, the Company adopted the new lease accounting guidance effective January 1, 2019.  Since the Company has applied the provisions on a prospective basis, the following represents approximate future minimum ground lease payments by year as of December 31, 2018, as applicable under ASC 840, Leases, prior to the adoption of ASC 842.

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2019	$791
2020	791
2021	791
2022	791
2023	791
Thereafter	30,751
$34,706

At December 31, 2018, the Company had the same ground leases in place as mentioned above and recorded ground lease expenditures of $783,000 for the year.

(6)	DEVELOPMENT

For properties under development and value-add properties acquired in the development stage, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development projects based on development activity. As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant. The Company transfers properties from the development program to Real estate properties at the earlier of 90% occupancy or one year after completion of the shell construction. Upon transfer, capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases and depreciation commences on the entire property (excluding the land).

(7)	REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES

Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations.

The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2018 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2018 acquisitions. The Company did not acquire any properties during the three months ended March 31, 2019.

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

Amortization expense for in-place lease intangibles was $991,000 and $1,012,000 for the three months ended March 31, 2019 and 2018, respectively. Amortization of above and below market leases increased rental income by $192,000 and $118,000 for the three months ended March 31, 2019 and 2018, respectively.

The Company did not acquire any operating properties during the three months ended March 31, 2019. During the year ended December 31, 2018, the Company acquired the following operating properties: Gwinnett 316 in Atlanta; Eucalyptus Distribution Center in Chino (Los Angeles); Allen Station I & II in Dallas; and Greenhill Distribution Center in Austin. The Company also acquired one value-add property, Siempre Viva Distribution Center in San Diego. At the time of acquisition, Siempre Viva was classified in the lease-up phase. The total cost for the properties acquired by the Company was $71,086,000, of which $54,537,000 was allocated to Real estate properties and $13,934,000 was allocated to Development and value-add properties. EastGroup allocated $23,263,000 of the total purchase price to land using third party land valuations for the Atlanta, Dallas, Austin, San Diego and Chino (Los Angeles) markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 17 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $4,350,000 to in-place lease intangibles and $21,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets) and $1,756,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the periods ended March 31, 2019 and March 31, 2018.

(8)	REAL ESTATE SOLD AND HELD FOR SALE/DISCONTINUED OPERATIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  The Company did not classify any properties as held for sale as of March 31, 2019 and December 31, 2018.

In accordance with FASB ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the Company would report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, the Company would provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation.

The Company does not consider its sales in 2018 and the three months ended March 31, 2019 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

During the three months ended March 31, 2019, EastGroup sold World Houston 5. The 51,000 square foot property was sold for $3.8 million and the Company recognized a gain on the sale of $2.3 million.

During the year 2018, EastGroup sold three operating properties: World Houston 18 in Houston; 56 Commerce Park in Tampa; and 35th Avenue Distribution Center in Phoenix. The properties contain a combined 339,000 square feet and were sold for $22.9 million. EastGroup recognized gains on the sales of $14.3 million. The Company also sold 11 acres of land in Houston for $2.6 million and recognized a gain of $86,000 in the first quarter of 2018.

The results of operations and gains on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains on the sales of operating properties are included in Gain on sales of real estate investments, and the gains on the sales of land are included in Other.

(9)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Leasing costs (principally commissions)	$81,051	78,985
Accumulated amortization of leasing costs	(31,534)	(30,185)
Leasing costs (principally commissions), net of accumulated amortization	49,517	48,800

Acquired in-place lease intangibles	21,425	21,696
Accumulated amortization of acquired in-place lease intangibles	(10,553)	(9,833)
Acquired in-place lease intangibles, net of accumulated amortization	10,872	11,863

Acquired above market lease intangibles	1,454	1,465
Accumulated amortization of acquired above market lease intangibles	(941)	(902)
Acquired above market lease intangibles, net of accumulated amortization	513	563

Straight-line rents receivable	36,725	36,022
Accounts receivable	3,959	5,433
Mortgage loans receivable	2,591	2,594
Interest rate swap assets	4,497	6,701
Right of use assets — Office leases (operating) (1)	2,376	—
Goodwill	990	990
Prepaid expenses and other assets	8,381	8,265
Total Other assets	$120,421	121,231

(1)	See Note 20 for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets for office leases.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)	DEBT

The Company’s debt is detailed below. EastGroup presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets.

	March 31, 2019	December 31, 2018
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$132,868	195,730
Unamortized debt issuance costs	(1,679)	(1,804)
Unsecured bank credit facilities	131,189	193,926

Unsecured debt - fixed rate, carrying amount (1)	805,000	725,000
Unamortized debt issuance costs	(1,603)	(1,600)
Unsecured debt	803,397	723,400

Secured debt - fixed rate, carrying amount (1)	186,116	189,038
Unamortized debt issuance costs	(510)	(577)
Secured debt	185,606	188,461

Total debt	$1,120,192	1,105,787

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Until June 14, 2018, EastGroup had $300 million and $35 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2019. The Company amended and restated these credit facilities on June 14, 2018, expanding the capacity to $350 million and $45 million, as detailed below.

The $350 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. The Company had designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap’s maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company’s unsecured bank credit facilities.  As of March 31, 2019, the Company had $130,000,000 of variable rate borrowings on this unsecured  bank credit facility with a weighted average interest rate of 3.491%. The Company has three standby letters of credit totaling $704,740 pledged on this facility.

The Company’s $45 million unsecured bank credit facility has a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of March 31, 2019, the interest rate was 3.495% on a balance of $2,868,000.

In March 2019, the Company closed $80 million of senior unsecured private placement notes with an insurance company. The notes have a 10-year term and a fixed interest rate of 4.27% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Scheduled principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), as of March 31, 2019, are as follows:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Years Ending December 31,	(In thousands)
Remainder of 2019	$127,647
2020	114,096
2021	129,562
2022	107,769
2023	115,119
2024 and beyond	396,923
Total	$991,116

(11)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Property taxes payable	$12,173	10,718
Development costs payable	16,111	15,410
Real estate improvements and capitalized leasing costs payable	5,658	3,911
Interest payable	5,931	4,067
Dividends payable	27,471	27,738
Book overdraft (1)	10,602	15,048
Other payables and accrued expenses	5,418	9,671
Total Accounts payable and accrued expenses	$83,364	86,563

(1)
Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit.

(12)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Security deposits	$19,103	18,432
Prepaid rent and other deferred income	11,951	12,728
Operating lease liabilities — Ground leases (1)	10,041	—
Operating lease liabilities — Office leases (1)	2,376	—

Acquired below-market lease intangibles	5,891	5,891
Accumulated amortization of below-market lease intangibles	(3,270)	(3,028)
Acquired below-market lease intangibles, net of accumulated amortization	2,621	2,863

Interest rate swap liabilities	109	—
Prepaid tenant improvement reimbursements	400	614
Other liabilities	15	15
Total Other liabilities	$46,616	34,652

(1)
See Note 20 for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets and related liabilities for ground leases and office leases.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income. The components of Accumulated other comprehensive income are presented in the Company’s Consolidated Statement of Changes in Equity and are summarized below. See Note 14 for information regarding the Company’s interest rate swaps.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$6,701	5,348
Change in fair value of interest rate swaps - cash flow hedges	(2,313)	3,606
Balance at end of period	$4,388	8,954

(14)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Specifically, the Company has entered into derivative instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative instruments, described below, are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of the Company’s borrowings.

The Company’s objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2019, the Company had six interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Other comprehensive income and is subsequently reclassified into earnings through interest expense as interest payments are made in the period that the hedged forecasted transaction affects earnings.

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company’s variable-rate debt. The Company estimates the swap interest receipts will be $1,981,000 over the next twelve months. These receipts approximate the expected cash interest receipts due from counterparties for the swaps. Since the interest payments and receipts on the swaps in combination with the associated debt have been effectively fixed, this estimate is not in addition to the Company’s total expected combined interest payments or expense for the next twelve months.

The Company’s valuation methodology for over-the-counter (“OTC”) derivatives is to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Uncollateralized or partially-collateralized trades are discounted at OIS rates, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  The Company calculates its derivative valuations using mid-market prices.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

As of March 31, 2019 and December 31, 2018, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of March 31, 2019	Notional Amount as of December 31, 2018
	(In thousands)
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of March 31, 2019		Derivatives As of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$4,497	Other assets	$6,701
Interest rate swap liabilities	Other liabilities	109	Other liabilities	—

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income on derivatives	$(1,644)	3,662
Amount of (income) loss reclassified from Accumulated other comprehensive income into Interest expense	(669)	(56)

See Note 13 for additional information on the Company’s Accumulated other comprehensive income resulting from its interest rate swaps.

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with financial institutions the Company regards as credit-worthy.

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of March 31, 2019, the fair value of derivatives in a net liability position related to these agreements was $109,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(15)	EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted earnings per share (“EPS”).  Basic EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period.  The Company’s basic EPS is calculated by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding, are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$22,529	28,713
Denominator – weighted average shares outstanding	36,465	34,689
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$22,529	28,713
Denominator:
Weighted average shares outstanding	36,465	34,689
Unvested restricted stock	61	47
Total Shares	36,526	34,736

(16)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,444,000 for the three months ended March 31, 2019, of which $381,000 was capitalized as part of the Company’s development costs. For the three months ended March 31, 2018, stock-based compensation cost for employees was $1,043,000, of which $214,000 was capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $2,000 for the three months ended March 31, 2019, and $355,000 for the same period of 2018.

In the second quarter of 2017, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved a long-term equity compensation plan for certain of its executive officers that included three components based on total shareholder return and one component based only on continued service as of the vesting dates.

The three long-term equity compensation plan components based on total shareholder return are subject to bright-line tests that compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The first plan measured the bright-line tests over the one-year period ended December 31, 2017; these shares were awarded during the first quarter of 2018.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The second plan measured the bright-line tests over the two-year period ended December 31, 2018. During the first quarter of 2019, the Committee measured the Company’s performance for the two-year period against bright-line tests established by the Committee on the grant date of May 10, 2017.  The number of shares determined on the measurement date was 9,460.  These shares vested 100% on February 14, 2019, the date the earned shares were determined. On the grant date of May 10, 2017, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The third plan will measure the bright-line tests over the three-year period ending December 31, 2019. During the first quarter of 2020, the Committee will measure the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of May 10, 2017.  The number of shares to be earned on the measurement date could range from zero to 18,917.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2020 and 25% on January 1, 2021. On the grant date of May 10, 2017, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on May 10, 2017. On that date, 5,406 shares were granted to certain executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $78.18 per share, vested 25% in the first quarter of each of 2018 and 2019 and will vest 25% on January 1 in years 2020 and 2021. The shares are being expensed on a straight-line basis over the remaining service period.

In the second quarter of 2018, the Committee approved an equity compensation plan for the Company’s executive officers based upon certain annual performance measures for 2018, including funds from operations (“FFO”) per share, same property net operating income change, general and administrative costs, and fixed charge coverage. On February 14, 2019, the Committee measured the Company’s performance for 2018 against bright-line tests established by the Committee on the grant date of June 1, 2018 and determined that 24,690 shares were earned. These shares, which have a grant date fair value of $95.19, vested 20% on the date shares were determined and will vest 20% per year on January 1 in years 2020, 2021, 2022 and 2023. On the grant date of June 1, 2018, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

Also in the second quarter of 2018, the Committee approved an equity compensation plan for EastGroup’s executive officers based upon the achievement of individual goals for each of the officers included in the plan. On February 14, 2019, the Committee evaluated the performance of the officers and, in its discretion, awarded 5,671 shares with a grant date fair value of $107.37. These shares vested 20% on the date shares were determined and awarded and will vest 20% per year on January 1 in years 2020, 2021, 2022 and 2023. The Company began recognizing the expense for the shares awarded on the grant date of February 14, 2019, and the shares will be expensed on a straight-line basis over the remaining service period.

Also in the second quarter of 2018, the Committee approved a long-term equity compensation plan for the Company’s executive officers that includes one component based on total shareholder return and one component based only on continued service as of the vesting dates.

The component of the long-term equity compensation plan based on total shareholder return is subject to bright-line tests that will compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The plan will measure the bright-line tests over the three-year period ending December 31, 2020. During the first quarter of 2021, the Committee will measure the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of June 1, 2018.  The number of shares to be earned on the measurement date could range from zero to 27,596.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2021 and 25% on January 1, 2022. On the grant date of June 1, 2018, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on June 1, 2018. On that date, 7,884 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $95.19, vested 25% in the first quarter of 2019 and will vest 25% on January 1 in years 2020, 2021 and 2022. The shares are being expensed on a straight-line basis over the remaining service period.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the first quarter of 2019, the Committee approved an equity compensation plan (the “2019 Annual Plan”) for the Company’s executive officers based upon certain annual performance measures for 2019; the plan is comprised of three components. The first component of the 2019 Annual Plan is based upon the following Company performance measures for 2019: (i) same property net operating income change, (ii) debt-to EBITDAre ratio, and (iii) fixed charge coverage. During the first quarter of 2020, the Committee will measure the Company’s performance for 2019 against bright-line tests established by the Committee on the grant date of March 7, 2019. The number of shares that may be earned for the achievement of the annual performance measures could range from zero to 9,594. These shares, which have a grant date fair value of $105.97, would vest 20% on the date shares are determined and 20% per year on each January 1 for the subsequent four years. On the grant date of March 7, 2019, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

The second component of the 2019 Annual Plan is based upon the Company’s FFO per share for 2019. Any shares issued pursuant to the FFO per share goals in this compensation plan will be determined by the Committee in its discretion, which is expected to occur in the first quarter of 2020. The number of shares to be issued on the grant date for the achievement of the performance goals could range from zero to 15,988. These shares would vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years. The Company will begin recognizing the expense for any shares awarded on the grant date, which is expected to be in the first quarter of 2020, and the shares will be expensed on a straight-line basis over the remaining service period.

The third component of the 2019 Annual Plan is based upon the achievement of individual goals for each of the officers included in the plan. Any shares issued pursuant to the individual goals in this compensation plan will be determined by the Committee in its discretion and issued in the first quarter of 2020. The number of shares to be issued on the grant date for the achievement of individual goals could range from zero to 6,394. These shares would vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years. The Company will begin recognizing the expense for any shares awarded on the grant date in the first quarter of 2020, and the shares will be expensed on a straight-line basis over the remaining service period.

Also in the first quarter of 2019, the Committee approved a long-term equity compensation plan for the Company’s executive officers that includes one component based on total shareholder return and one component based only on continued service as of the vesting dates.

The component of the long-term equity compensation plan based on total shareholder return is subject to bright-line tests that will compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The plan will measure the bright-line tests over the three-year period ending December 31, 2021. During the first quarter of 2022, the Committee will measure the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of March 7, 2019.  The number of shares to be earned on the measurement date could range from zero to 34,812.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2022 and 25% on January 1, 2023. On the grant date of March 7, 2019, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on March 7, 2019. On that date, 9,947 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $105.97, will vest 25% in the first quarter of 2020 and 25% on January 1 in years 2021, 2022 and 2023. The shares are being expensed on a straight-line basis over the remaining service period.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the three months ended March 31, 2019, the Company withheld 28,955 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the three months ended March 31, 2019, was $6,662,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
Award Activity:	March 31, 2019
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	143,525	$70.29
Granted (1) (2)	49,768	91.03
Forfeited	(2,685)	83.05
Vested	(69,363)	66.99
Unvested at end of period	121,245	$80.41

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.
(2) Does not include the restricted shares that may be earned if the performance goals established in 2017 and 2018 for long-term performance and in 2019 for annual and long-term performance are achieved. Depending on the actual level of achievement of the goals at the end of the open performance periods, the number of shares earned could range from zero to 113,301.

(17)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,831	1,831	374	374
Mortgage loans receivable	2,591	2,587	2,594	2,571
Interest rate swap assets	4,497	4,497	6,701	6,701
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	132,868	133,272	195,730	196,423
Unsecured debt (2)	805,000	810,450	725,000	718,364
Secured debt (2)	186,116	188,463	189,038	191,742
Interest rate swap liabilities	109	109	—	—
(1) Carrying amounts shown in the table are included on the Consolidated Balance Sheets under the indicated captions, except as explained in the notes below.
(2) Carrying amounts and fair values shown in the table exclude debt issuance costs (see Note 10 for additional information).

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
Interest rate swap assets (included in Other assets on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract (Level 2 input). See Note 14 for additional information on the Company’s interest rate swaps.
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
Interest rate swap liabilities (included in Other liabilities on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract (Level 2 input). See Note 14 for additional information on the Company’s interest rate swaps.

(18)	RISKS AND UNCERTAINTIES

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt, or meet other financial obligations.

(19)	LEGAL MATTERS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business. An action is pending against the Company and certain of the Company’s officers relating to the Company’s November 2016 purchase of a land parcel, alleging breach of contract and other claims in law and in equity. The Company has asserted numerous affirmative defenses and believes the lawsuit lacks merit. While discovery is ongoing, as are efforts to reach a mediated resolution of the dispute, in an effort to resolve this litigation, the Company made a settlement offer for $497,000 and has reserved such amount as of December 31, 2018 and March 31, 2019.

(20)	RECENT ACCOUNTING PRONOUNCEMENTS
EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and in subsequent periods, issued ASU 2018-10, 2018-11, and 2018-20, all of which relate to the new lease accounting guidance. The Company adopted the new lease accounting guidance effective January 1, 2019, and has applied its provisions on a prospective basis. The following changes are applicable to the Company’s financial condition and results of operations:

•
Lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases. As of January 1, 2019, the Company recorded its right of use asset and lease liability values for its operating leases as follows: office leases of $2,376,000 and ground leases of $10,226,000. The combined values are less than 1% of the Company’s Total assets as of March 31, 2019.

•
Lessor accounting is largely unchanged under ASU 2016-02. The Company’s primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to account for its leases in substantially the same manner. The most significant changes for the Company related to lessor accounting include:

◦
The new standard’s narrow definition of initial direct costs for leases — The new definition of initial direct costs results in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup recorded Indirect leasing costs of $93,000 on the Consolidated Statements of Income and Comprehensive Income during the three months ended March 31, 2019.

◦
The guidance applicable to recording uncollectible rents — Upon adoption of the lease accounting guidance, reserves for uncollectible accounts are recorded as a reduction to revenue. Prior to adoption, reserves for uncollectible accounts were recorded as bad debt expenses. The standard also provides guidance related to calculating the reserves; however, those changes did not impact the Company.

•
EastGroup has elected the practical expedient permitting lessors and lessees to make an accounting policy election by class of underlying asset to not separate non-lease components (such as common area maintenance) of a contract from the lease component to which they relate when specific criteria are met. The Company believes its leases meet the criteria.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has applied the provisions of the new lease accounting standard and provided the required disclosures in this Quarterly Report on Form 10-Q.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition method is a modified retrospective approach that requires companies to recognize the cumulative effect of initially applying the ASU as an adjustment to Accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year the entity adopts the ASU. The primary provision in the ASU that will require an adjustment to beginning retained earnings is the change in timing and income statement presentation for ineffectiveness related to cash flow and net investment hedges. As a result of the transition guidance in the ASU, cumulative ineffectiveness that has previously been recognized on cash flow and net investment hedges that are still outstanding and designated as of the date of adoption will be adjusted and removed from beginning retained earnings and placed in Accumulated other comprehensive income. The Company adopted ASU 2017-12 on January 1, 2019; the adoption of ASU 2017-12 did not have a material impact on its financial condition, results of operations or disclosures.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU applies to all entities that elect to apply hedge accounting to benchmark interest rates under Topic 815 and permits the use of the OIS rate based on SOFR as a United States (U.S.) benchmark rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Inter-bank Offered Rate (“LIBOR”) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Rate. ASU 2018-16 was effective upon adoption of ASU 2017-12. The Company adopted ASU 2017-12 and ASU 2018-16 on January 1, 2019, and the adoption of both ASUs did not have a material impact on its financial condition, results of operation or disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses in November 2018. The ASUs amend guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities (EastGroup does not currently hold any and does not intend to hold any in the future), credit losses should be measured in a similar manner to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than a write-down. The ASUs affect entities holding financial assets and are effective for annual periods beginning after December 15, 2019, an interim periods within those fiscal years. The Company plans to adopt ASU 2016-13 and ASU 2018-19 on January 1, 2020. EastGroup does not expect the adoption to have a material impact on its financial condition, results of operations or disclosures.
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

(21)	SUBSEQUENT EVENTS

On April 5, 2019, EastGroup repaid a mortgage loan with a balance of $46.0 million, an interest rate of 7.5% and an original maturity date of May 5, 2019.

Subsequent to quarter-end, EastGroup closed the acquisition of Logistics Center 6 & 7, which contains a total of 142,000 square feet of multi-tenant distribution space in two buildings in Dallas. The buildings, which are located in a master-planned park on DFW International Airport-owned property with a 40-year ground lease, were developed in 2018 and are currently 19% leased. The value-add property was acquired for $13 million, and the Company estimates its total investment in the property, including improvements during the lease-up phase, will be approximately $15 million.

The Company has exercised an option to re-purchase Interstate Commons Distribution Center in the southwest submarket of Phoenix for $9.2 million. Through eminent domain procedures, the Company previously sold the property to the Arizona Department of Transportation in 2016. The two multi-tenant distribution buildings, which are located adjacent to existing EastGroup

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

assets, contain 142,000 square feet and will be re-developed by the Company with a projected total investment of $12 million. The value-add acquisition is expected to close during the second quarter of 2019.

EastGroup is under contract to acquire, with a joint venture partner, 7 acres of land in the central submarket of San Diego for $13 million; the Company will be a 95% partner in the venture. The Company expects the land acquisition to close during the second quarter of 2019. The land is currently leased to a company that operates a parking lot on the site. In the future, EastGroup and its joint venture partner plan to develop a distribution building containing approximately 125,000 square feet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect EastGroup’s expectations and projections about the Company’s future results, performance, prospects and opportunities. The Company has attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to the Company and are subject to a number of known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. The Company does not undertake publicly to update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy the Company’s obligations under federal securities law.

The following are some, but not all, of the risks, uncertainties and other factors that could cause the Company’s actual results to differ materially from those presented in the Company’s forward-looking statements (the Company refers to itself as “we,” “us” or “our” in the following):

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In addition, the Company’s current and continuing qualification as a real estate investment trust, or REIT, involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, or the Code, and depends on the Company’s ability to meet the various requirements imposed by the Code through actual operating results, distribution levels and diversity of stock ownership.

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location sensitive customers (primarily in the 15,000 to 70,000 square foot range).  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona, California and North Carolina.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the three months ended March 31, 2019, EastGroup issued 232,205 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $24.4 million. Also during the three months ended March 31, 2019, the Company closed $80 million of senior unsecured private placement notes. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue source is rental income.  During the three months ended March 31, 2019, EastGroup executed new and renewal leases on 1,639,000 square feet (4.1% of EastGroup’s total square footage of 39,601,000 as of March 31, 2019). During the three months ended March 31, 2019, average rental rates on new and renewal leases increased by 14.2%.

Property net operating income (PNOI) excluding income from lease terminations from same properties, defined as operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through March 31, 2019), increased 3.7% for the three months ended March 31, 2019, as compared to the same period in 2018.

EastGroup’s portfolio was 97.7% leased as of March 31, 2019, compared to 97.0% at March 31, 2018.  Leases scheduled to expire for the remainder of 2019 were 7.9% of the portfolio on a square foot basis at March 31, 2019, and this percentage was reduced to 6.9% as of April 23, 2019.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the three months ended March 31, 2019, EastGroup began construction of five development projects containing 650,000 square feet in Miami, Dallas, Charlotte, San Antonio and Houston.  EastGroup also transferred three fully-leased development projects and value-add acquisitions (421,000 square feet) in San Diego, Dallas and Orlando from its development and value-add program to real estate properties, with costs of $41.5 million at the date of transfer.  As of March 31, 2019, EastGroup’s development program consisted of 19 projects (2,493,000 square feet) located in 10 cities.  The projected total investment for the development projects, which were collectively 50% leased as of April 23, 2019, is $232 million, of which $65 million remained to be invested as of March 31, 2019.

Also in the three months ended March 31, 2019, the Company sold 51,000 square feet of operating properties, generating gross proceeds of $3.8 million. EastGroup recognized $2.3 million in Gain on sales of real estate investments.

The Company typically initially funds its development and acquisition programs through its $395 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States. The Company’s properties have similar economic characteristics and, as a result, have been aggregated into one reportable segment.

The Company’s chief decision makers use two primary measures of operating results in making decisions:  (1) property net operating income (“PNOI”), defined as Income from real estate operations less Expenses from real estate operations (including market-based internal management fee expense) plus the Company’s share of income and property operating expenses from its less-than-wholly-owned real estate investments, and (2) funds from operations attributable to common stockholders (“FFO”), defined as net income (loss) attributable to common stockholders computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of real estate property and impairment losses, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  The Company calculates FFO based on the National Association of Real Estate Investment Trusts’ (“Nareit”) definition.

PNOI is a non-GAAP, property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results. The Company believes the exclusion of depreciation and amortization in the industry’s calculation of PNOI provides a supplemental indicator of the properties’ performance since real estate values have historically risen or fallen with market conditions.  PNOI as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs.  The major factors influencing PNOI are occupancy levels, acquisitions and sales, development projects that achieve stabilized operations, rental rate increases or decreases, and the recoverability of operating expenses.  The Company’s success depends largely upon its ability to lease space and to recover from tenants the operating costs associated with those leases.

Same PNOI is a non-GAAP, property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis. Same properties are operating properties owned during the entire current and prior year reporting periods. For the three months ended March 31, 2019, this includes properties which were included in the operating portfolio for the entire period from January 1, 2018 through March 31, 2019.

PNOI was calculated as follows for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Income from real estate operations	$78,637	72,120
Expenses from real estate operations	(22,302)	(20,676)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(52)	(79)
PNOI from 50% owned unconsolidated investment	244	217
PROPERTY NET OPERATING INCOME (“PNOI”)	$56,527	51,582

Income from real estate operations is comprised of rental income, expense reimbursement pass-through income and other real estate income including lease termination fees.  Expenses from real estate operations is comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees and other operating costs.  Generally, the Company’s most significant operating expenses are property taxes and insurance.  Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company’s total leases).  Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases.  Modified gross leases often include base year amounts, and expense increases over these amounts are recoverable.  The Company’s exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
NET INCOME	$22,534	28,748
(Gain) on sales of real estate investments	(2,325)	(10,222)
(Gain) on sales of non-operating real estate	—	(86)
(Gain) on sales of other	—	(427)
Interest income	(33)	(55)
Other revenue	(161)	(83)
Indirect leasing costs	93	—
Depreciation and amortization	23,746	21,685
Company’s share of depreciation from unconsolidated investment	35	31
Interest expense	8,846	8,607
General and administrative expense	3,844	3,463
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(52)	(79)
PROPERTY NET OPERATING INCOME (“PNOI”)	56,527	51,582
PNOI from 2018 Acquisitions	(822)	—
PNOI from 2018 and 2019 Development and Value-Add Properties	(3,314)	(822)
PNOI from 2018 and 2019 Operating Property Dispositions	(23)	(299)
Other PNOI	47	102
SAME PNOI	52,415	50,563
Net lease termination fee (income) from same properties	(140)	(131)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$52,275	50,432

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current Nareit definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$22,529	28,713
Depreciation and amortization	23,746	21,685
Company’s share of depreciation from unconsolidated investment	35	31
Depreciation and amortization from noncontrolling interest	(47)	(44)
(Gain) on sales of real estate investments	(2,325)	(10,222)
(Gain) on sales of non-operating real estate	—	(86)
(Gain) on sales of other	—	(427)
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$43,938	39,650
Net income attributable to common stockholders per diluted share	$0.62	0.83
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$1.20	1.14	1.0	(1)
Diluted shares for earnings per share and funds from operations	36,526	34,736

(1)	The Company initially reported FFO of $1.16 per share during the first quarter of 2018. In connection with the Company's adoption of the Nareit Funds from Operations White Paper - 2018 Restatement, the Company now excludes gains and losses on sales of non-operating real estate and assets incidental to the Company’s business and therefore adjusted the prior year results, including the Company’s FFO for 2018, to conform to the updated definition of FFO.

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO for the first quarter of 2019 was $1.20 per share compared to $1.14 per share for the same period of 2018, an increase of 5.3%.

•
For the three months ended March 31, 2019, PNOI increased by $4,945,000, or 9.6%, compared to the same period in 2018. PNOI increased $2,492,000 from newly developed and value-add properties, $1,852,000 from same property operations and $822,000 from 2018 acquisitions; PNOI decreased $276,000 from operating properties sold in 2018 and 2019.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through March 31, 2019). PNOI, excluding income from lease terminations, from same properties increased 3.7% for the three months ended March 31, 2019, compared to the same period in 2018.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through March 31, 2019). Same property average occupancy was 96.8% for the three months ended March 31, 2019, compared to 96.4% for the same period of 2018.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2019, was 96.9%.  Quarter-end occupancy ranged from 95.7% to 96.8% over the previous four quarters ended March 31, 2018 to December 31, 2018.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.1% of total square footage) averaged 14.2% for the first quarter of 2019.

•
Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three months ended March 31, 2019 was $140,000 compared to $131,000 for the same period of 2018.

•
In 2018 and prior years, the Company’s bad debt expense was included in Expenses from real estate operations. In 2019, the Company began recording reserves for uncollectible rent as reductions to Income from real estate operations. The Company recorded reserves for uncollectible rent of $129,000 and $90,000 for the three months ended March 31, 2019 and 2018, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties
The Financial Accounting Standards Board (“FASB”) Codification provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values.  Goodwill for business combinations is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties.  The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.

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

FINANCIAL CONDITION
EastGroup’s assets were $2,171,646,000 at March 31, 2019, an increase of $39,941,000 from December 31, 2018.  Liabilities increased $23,170,000 to $1,250,172,000, and equity increased $16,771,000 to $921,474,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $56,433,000 during the three months ended March 31, 2019, primarily due to: (i) the transfer of three projects from Development and value-add properties (as detailed under Development and Value-Add Properties below); (ii) capital improvements at the Company’s properties; and (iii) right of use assets for the Company’s ground leases. These increases were partially offset by the operating property sale discussed below.

During the three months ended March 31, 2019, the Company made capital improvements of $6,451,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $463,000 on development projects subsequent to transfer to Real estate properties; the Company records these expenditures as development costs on the Consolidated Statements of Cash Flows.

During the three months ended March 31, 2019, the Company sold World Houston 5 in Houston. The 51,000 square foot property was sold for $3.8 million and the Company recognized gains on the sale of $2.3 million.

In connection with the Company’s January 1, 2019, implementation of the new lease accounting standard, EastGroup recorded right of use assets for its ground leases (classified as operating leases). The unamortized right of use assets for ground leases was $10,041,000 as of March 31, 2019.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at March 31, 2019 consisted of projects in lease-up and under construction of $166,915,000 and prospective development (primarily land) of $97,611,000.  The Company’s total investment in Development and value-add properties at March 31, 2019 was $264,526,000 compared to $263,664,000 at December 31, 2018.  Total capital invested for development during the three months ended March 31, 2019, was $42,846,000, which consisted of costs of $36,962,000 and $5,421,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $463,000 on projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,571,000 and $1,123,000 for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, EastGroup transferred three development and value-add properties to Real estate properties with a total investment of $41,521,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2019 (1)	For the Three Months Ended 3/31/2019	Cumulative as of 3/31/2019	Projected Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Falcon Field, Phoenix, AZ	96,000	$—	157	8,389	9,400	05/19
Gateway 1, Miami, FL	200,000	—	3,497	23,738	25,600	05/19
Horizon XI, Orlando, FL	135,000	—	444	9,167	12,100	05/19
SunCoast 5, Ft. Myers, FL	81,000	—	730	7,265	8,300	06/19
Broadmoor 2, Atlanta, GA	111,000	—	234	6,648	7,400	11/19
Settlers Crossing 1, Austin, TX	77,000	—	129	6,389	7,400	01/20
Settlers Crossing 2, Austin, TX	83,000	—	1,054	8,169	8,400	01/20
Parc North 5, Dallas, TX	100,000	—	1,020	7,973	9,200	02/20
Total Lease-Up	883,000	—	7,265	77,738	87,800
UNDER CONSTRUCTION
Steele Creek V, Charlotte, NC	54,000	—	1,013	4,327	5,900	07/19
Eisenhauer Point 9, San Antonio, TX	82,000	1,154	344	1,498	6,400	12/19
World Houston 45, Houston, TX	160,000	4,430	1,921	6,351	17,600	12/19
Ten West Crossing 8, Houston, TX	132,000	—	1,760	8,350	10,900	04/20
Tri-County Crossing 1 & 2, San Antonio, TX	203,000	—	3,043	11,938	14,600	04/20
Eisenhauer Point 7 & 8, San Antonio, TX	336,000	—	5,527	18,617	24,900	05/20
Airport Commerce Center 3, Charlotte, NC	96,000	—	1,025	6,818	8,000	06/20
CreekView 121 5 & 6, Dallas, TX	139,000	—	2,065	7,670	14,900	07/20
Gateway 5, Miami, FL	187,000	11,944	4,592	16,536	22,400	08/20
Parc North 6, Dallas, TX	96,000	2,552	2,102	4,654	8,900	09/20
Steele Creek IX, Charlotte, NC	125,000	1,766	652	2,418	9,800	10/20
Total Under Construction	1,610,000	21,846	24,044	89,177	144,300
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	318,000	—	163	6,972
Ft. Myers, FL	488,000	—	177	13,499
Miami, FL	463,000	(11,944)	2,806	27,193
Orlando, FL	216,000	—	323	6,042
Tampa, FL	32,000	—	—	1,560
Atlanta, GA	100,000	—	22	748
Jackson, MS	28,000	—	—	706
Charlotte, NC	475,000	(1,766)	98	5,541
Austin, TX	180,000	—	118	3,860
Dallas, TX	516,000	(2,552)	1,475	11,115
Houston, TX	963,000	(4,430)	33	12,042
San Antonio, TX	826,000	(1,154)	438	8,333
Total Prospective Development	4,605,000	(21,846)	5,653	97,611
	7,098,000	$—	36,962	264,526
DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2019	Building Size (Square feet)					Building Conversion Date
Siempre Viva, San Diego, CA	115,000	$—	—	14,075		01/19
CreekView 121 3 & 4, Dallas, TX	158,000	—	1,739	15,539		03/19
Horizon VI, Orlando, FL	148,000	—	3,682	11,907		03/19
Total Transferred to Real Estate Properties	421,000	$—	5,421	41,521	(2)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $18,010,000 during the three months ended March 31, 2019, due primarily to depreciation expense, offset by the sale of 51,000 square feet of operating properties during the period.

Other Assets
Other assets decreased $810,000 during the three months ended March 31, 2019.  A summary of Other assets follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Leasing costs (principally commissions)	$81,051	78,985
Accumulated amortization of leasing costs	(31,534)	(30,185)
Leasing costs (principally commissions), net of accumulated amortization	49,517	48,800

Acquired in-place lease intangibles	21,425	21,696
Accumulated amortization of acquired in-place lease intangibles	(10,553)	(9,833)
Acquired in-place lease intangibles, net of accumulated amortization	10,872	11,863

Acquired above market lease intangibles	1,454	1,465
Accumulated amortization of acquired above market lease intangibles	(941)	(902)
Acquired above market lease intangibles, net of accumulated amortization	513	563

Straight-line rents receivable	36,725	36,022
Accounts receivable	3,959	5,433
Mortgage loans receivable	2,591	2,594
Interest rate swap assets	4,497	6,701
Right of use assets — Office leases (operating) (1)	2,376	—
Goodwill	990	990
Prepaid expenses and other assets	8,381	8,265
Total Other assets	$120,421	121,231

(1)	See Note 20 for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets for office leases.

Liabilities
Unsecured bank credit facilities decreased $62,737,000 during the three months ended March 31, 2019, mainly due to repayments of $207,497,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $144,635,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $79,997,000 during the three months ended March 31, 2019, primarily due to the closing of $80 million of senior unsecured private placement notes in March and the amortization of debt issuance costs, offset by new debt issuance costs incurred during the period. The borrowings on Unsecured debt are described in greater detail under Liquidity and Capital Resources.

Secured debt decreased $2,855,000 during the three months ended March 31, 2019.  The decrease resulted from regularly scheduled principal payments of $2,916,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses decreased $3,199,000 during the three months ended March 31, 2019.  A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Property taxes payable	$12,173	10,718
Development costs payable	16,111	15,410
Real estate improvements and capitalized leasing costs payable	5,658	3,911
Interest payable	5,931	4,067
Dividends payable	27,471	27,738
Book overdraft (1)	10,602	15,048
Other payables and accrued expenses	5,418	9,671
Total Accounts payable and accrued expenses	$83,364	86,563

(1)
Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit.

Other liabilities increased $11,964,000 during the three months ended March 31, 2019.  A summary of the Company’s Other liabilities follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Security deposits	$19,103	18,432
Prepaid rent and other deferred income	11,951	12,728
Operating lease liabilities — Ground leases (1)	10,041	—
Operating lease liabilities — Office leases (1)	2,376	—

Acquired below-market lease intangibles	5,891	5,891
Accumulated amortization of below-market lease intangibles	(3,270)	(3,028)
Acquired below-market lease intangibles, net of accumulated amortization	2,621	2,863

Interest rate swap liabilities	109	—
Prepaid tenant improvement reimbursements	400	614
Other liabilities	15	15
Total Other liabilities	$46,616	34,652

(1)
See Note 20 for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets and related liabilities for ground leases and office leases.

Equity
Additional paid-in capital increased $23,113,000 during the three months ended March 31, 2019, primarily due to the issuance of common stock under the Company’s continuous common equity program (as discussed in Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). EastGroup issued 232,205 shares of common stock under its continuous common equity program with net proceeds to the Company of $24,400,000.

For the three months ended March 31, 2019, Distributions in excess of earnings increased $3,991,000 as a result of dividends on common stock of $26,520,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $22,529,000.

Accumulated other comprehensive income decreased $2,313,000 during the three months ended March 31, 2019. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Note 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2019, was $22,529,000 ($0.62 per basic and diluted share) compared to $28,713,000 ($0.83 per basic and diluted share) for the same period in 2018. The following paragraphs explain the change:

•
PNOI increased by $4,945,000 ($0.14 per diluted share), or 9.6%, for the three months ended March 31, 2019, as compared to the same period of 2018. PNOI increased $2,492,000 from newly developed and value-add properties, $1,852,000 from same property operations and $822,000 from 2018 acquisitions; PNOI decreased $276,000 from operating properties sold in 2018 and 2019. Lease termination fee income was $140,000 and $131,000 for the three months ended March 31, 2019 and 2018, respectively. The Company recorded reserves for uncollectible rent of $129,000 and $90,000 during the three months ended March 31, 2019 and 2018, respectively. Straight-lining of rent increased Income from real estate operations by $798,000 and $1,019,000 for the three months ended March 31, 2019 and 2018, respectively.

•
EastGroup recognized gains on sales of real estate investments and non-operating real estate of $2,325,000 ($0.06 per diluted share) during the three months ended March 31, 2019, as compared to $10,308,000 ($0.30 per diluted share) during the same period of 2018.

•	Depreciation and amortization expense increased by $2,061,000 ($0.06 per diluted share) during the first quarter of 2019 as compared to the same period of 2018.

EastGroup signed 40 leases with free rent concessions on 1,288,000 square feet during the three months ended March 31, 2019, with total free rent concessions of $1,630,000 over the lives of the leases. During the same period of 2018, the Company signed 23 leases with free rent concessions on 533,000 square feet with total free rent concessions of $618,000 over the lives of the leases.

The Company’s percentage of leased square footage was 97.7% at March 31, 2019, compared to 97.0% at March 31, 2018.  Occupancy at March 31, 2019 was 96.9% compared to 96.4% at March 31, 2018.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through March 31, 2019). Same property average occupancy for the three months ended March 31, 2019, was 96.8% compared to 96.4% for the same period of 2018.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through March 31, 2019). The same property average rental rate was $6.08 per square foot for the three months ended March 31, 2019, compared to $5.92 per square foot for the same period of 2018.

Interest expense increased $239,000 for the three months ended March 31, 2019, compared to the same period in 2018. The following table presents the components of Interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$1,864	793	1,071
Amortization of facility fees - unsecured bank credit facilities	195	165	30
Amortization of debt issuance costs - unsecured bank credit facilities	139	113	26
Total variable rate interest expense	2,198	1,071	1,127
FIXED RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - fixed rate (1) (2) (excluding amortization of facility fees and debt issuance costs)	—	398	(398)
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	6,057	5,961	96
Secured debt interest (excluding amortization of debt issuance costs)	2,424	2,573	(149)
Amortization of debt issuance costs - unsecured debt	136	135	1
Amortization of debt issuance costs - secured debt	67	71	(4)
Total fixed rate interest expense	8,684	9,138	(454)
Total interest	10,882	10,209	673
Less capitalized interest	(2,036)	(1,602)	(434)
TOTAL INTEREST EXPENSE	$8,846	8,607	239

(1)
Includes interest on the Company’s unsecured bank credit facilities and unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.

(2)
The Company had designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap’s maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company’s unsecured bank credit facilities.

The Company’s variable rate interest expense increased by $1,127,000 for the three months ended March 31, 2019, as compared to the same period in 2018. The Company’s average unsecured bank credit facilities borrowings and weighted average variable interest rates during both periods are shown in the following table:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$216,296	123,484	92,812
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	3.50%	2.60%

The Company’s fixed rate interest expense decreased by $454,000 for the three months ended March 31, 2019, as compared to the same period in 2018. The changes resulting from the fixed rate unsecured bank credit facilities, unsecured debt and secured debt activity are described below.

Interest expense from fixed rate unsecured bank credit facilities decreased by $398,000 during the three months ended March 31, 2019, due to the maturity of an interest rate swap designated to an $80 million draw on the Company’s unsecured bank credit facilities. See footnote (2) in the interest expense summary table above for additional details.

Secured debt interest decreased by $149,000 during the three month period ended March 31, 2019, as compared to the same period in 2018 as a result of regularly scheduled principal payments. Regularly scheduled principal payments on secured debt were $2,916,000 during the three months ended March 31, 2019. During the year ended December 31, 2018, regularly scheduled principal payments on secured debt were $11,289,000. EastGroup did not repay any secured debt during the three months ended March 31, 2019, or during the year ended December 31, 2018.

EastGroup did not obtain any new secured debt during 2018 or during the three months ended March 31, 2019.

Interest expense from fixed rate unsecured debt increased by $96,000 during the three months ended March 31, 2019, as compared to the same period of 2018. The increases resulted from the Company’s unsecured debt activity described below.

The details of the unsecured debt obtained in 2018 and 2019 are shown in the following table:

NEW UNSECURED DEBT IN 2018 AND 2019	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$60 Million Senior Unsecured Notes	3.930%	04/10/2018	04/10/2028	$60,000
$80 Million Senior Unsecured Notes	4.270%	03/28/2019	03/28/2029	80,000
Weighted Average/Total Amount for 2018 and 2019	4.124%			$140,000

The increase in interest expense from the new unsecured debt was partially offset by the repayment of an unsecured loan. In June 2018, the Company repaid (with no penalty) a $50 million senior unsecured term loan with an effective interest rate of 3.91% and an original maturity date of December 21, 2018.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $434,000 for the three months ended March 31, 2019, as compared to the same period of 2018. The increase is due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $2,061,000 for the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to the operating properties acquired by the Company in 2018 and the properties transferred from Development and value-add properties in 2018 and 2019, partially offset by operating properties sold in 2018 and 2019.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, decreased $7,897,000 for the three months ended March 31, 2019 as compared to the same period in 2018.

During the first quarter of 2019, EastGroup sold World Houston 5 in Houston. The 51,000 square foot property was sold for $3,808,000; EastGroup recognized a gain on the sale of $2,325,000 during the first quarter of 2019.

During the first quarter of 2018, the Company sold the following operating properties in separate transactions: World Houston 18 in Houston and 56 Commerce Park in Tampa. The properties contain a combined 214,000 square feet and were sold for $14,910,000; EastGroup recognized gains on the sales of $10,222,000 during the first quarter of 2018.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three months ended March 31, 2019 and 2018 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2019	2018
		(In thousands)
Upgrade on Acquisitions	40 yrs	$297	5
Tenant Improvements:
New Tenants	Lease Life	2,917	1,793
Renewal Tenants	Lease Life	500	602
Other:
Building Improvements	5-40 yrs	849	1,000
Roofs	5-15 yrs	1,596	978
Parking Lots	3-5 yrs	8	725
Other	5 yrs	284	503
Total Real Estate Improvements (1)		$6,451	5,606

(1)	Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Total Real Estate Improvements	$6,451	5,606
Change in Real Estate Property Payables	(1,690)	(419)
Change in Construction in Progress	849	(29)
Real Estate Improvements on the Consolidated Statements of Cash Flows	$5,610	5,158

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three months ended March 31, 2019 and 2018 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2019	2018
		(In thousands)
Development and Value-Add	Lease Life	$1,572	762
New Tenants	Lease Life	1,630	925
Renewal Tenants	Lease Life	667	1,305
Total Capitalized Leasing Costs		$3,869	2,992
Amortization of Leasing Costs		$3,008	2,746

Real Estate Sold and Held for Sale/Discontinued Operations
The Company considers a real estate property to be held for sale when it meets the criteria established under Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.

In accordance with FASB Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the Company would report a disposal of a component of an entity or a group of components of an entity in discontinued

operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, the Company would provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation.

The Company did not classify any properties as held for sale as of March 31, 2019 and December 31, 2018.

The Company does not consider its sales in 2018 and the three months ended March 31, 2019, to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

During the three months ended March 31, 2019, the Company sold World Houston 5 in Houston. The property, which contains 51,000 square feet, was sold for $3,808,000 and the Company recognized a gain on the sale of $2,325,000.

In 2018, EastGroup sold the following operating properties: World Houston 18 in Houston; 56 Commerce Park in Tampa; and 35th Avenue Distribution Center in Phoenix. The properties contain a combined 339,000 square feet and were sold for $22.9 million. EastGroup recognized gains on the sales of $14,273,000 ($10,222,000 during the first quarter of 2018). The Company also sold 11 acres of land in Houston for $2.6 million and recognized a gain on the sale of $86,000 in the first quarter of 2018.

The gains on the sales of land are included in Other on the Consolidated Statements of Income and Comprehensive Income, and the gains on the sales of operating properties are included in Gain on sales of real estate investments. See Note 8 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gains and losses on sales of real estate investments.

RECENT ACCOUNTING PRONOUNCEMENTS
EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and in subsequent periods, issued ASU 2018-10, 2018-11, and 2018-20, all of which relate to the new lease accounting guidance. The Company adopted the new lease accounting guidance effective January 1, 2019, and has applied its provisions on a prospective basis. The following changes are applicable to the Company’s financial condition and results of operations:

•
Lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases. As of January 1, 2019, the Company recorded its right of use asset and lease liability values for its operating leases as follows: office leases of $2,376,000 and ground leases of $10,226,000. The combined values are less than 1% of the Company’s Total assets as of March 31, 2019.

•
Lessor accounting is largely unchanged under ASU 2016-02. The Company’s primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to account for its leases in substantially the same manner. The most significant changes for the Company related to lessor accounting include:

◦
The new standard’s narrow definition of initial direct costs for leases — The new definition of initial direct costs results in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup recorded Indirect leasing costs of $93,000 on the Consolidated Statements of Income and Comprehensive Income during the three months ended March 31, 2019.

◦
The guidance applicable to recording uncollectible rents — Upon adoption of the lease accounting guidance, reserves for uncollectible accounts are recorded as a reduction to revenue. Prior to adoption, reserves for uncollectible accounts were recorded as bad debt expenses. The standard also provides guidance related to calculating the reserves; however, those changes did not impact the Company.

•
EastGroup has elected the practical expedient permitting lessors and lessees to make an accounting policy election by class of underlying asset to not separate non-lease components (such as common area maintenance) of a contract from the lease component to which they relate when specific criteria are met (the Company believes its leases meet the criteria).

The Company has applied the provisions of the new lease accounting standard and provided the required disclosures in this Quarterly Report on Form 10-Q.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition method is a modified retrospective approach that requires companies to recognize the cumulative effect of initially applying the ASU as an adjustment to Accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year the entity adopts the ASU. The primary provision in the ASU that will require an adjustment to beginning retained earnings is the change in timing and income statement presentation for ineffectiveness related to cash flow and net investment hedges. As a result of the transition guidance in the ASU, cumulative ineffectiveness that has previously been recognized on cash flow and net investment hedges that are still outstanding and designated as of the date of adoption will be adjusted and removed from beginning retained earnings and placed in Accumulated other comprehensive income. The Company adopted ASU 2017-12 on January 1, 2019; the adoption of ASU 2017-12 did not have a material impact on its financial condition, results of operations or disclosures.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU applies to all entities that elect to apply hedge accounting to benchmark interest rates under Topic 815 and permits the use of the OIS rate based on SOFR as a United States (U.S.) benchmark rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Inter-bank Offered Rate (“LIBOR”) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Rate. ASU 2018-16 was effective upon adoption of ASU 2017-12. The Company adopted ASU 2017-12 and ASU 2018-16 on January 1, 2019, and the adoption of both ASUs did not have a material impact on its financial condition, results of operation or disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses in November 2018. The ASUs amend guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities (EastGroup does not currently hold any and does not intend to hold any in the future), credit losses should be measured in a similar manner to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than a write-down. The ASUs affect entities holding financial assets and are effective for annual periods beginning after December 15, 2019, an interim periods within those fiscal years. The Company plans to adopt ASU 2016-13 and ASU 2018-19 on January 1, 2020. EastGroup does not expect the adoption to have a material impact on its financial condition, results of operations or disclosures.
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

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $41,482,000 for the three months ended March 31, 2019.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt and proceeds from common stock offerings.  The Company distributed $26,787,000 in common stock dividends during the three months ended March 31, 2019.  Other primary uses of cash were for repayments on unsecured bank credit facilities and secured debt, the construction and development of properties, and capital improvements at various properties.

Total debt at March 31, 2019 and December 31, 2018 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$132,868	195,730
Unamortized debt issuance costs	(1,679)	(1,804)
Unsecured bank credit facilities	131,189	193,926

Unsecured debt - fixed rate, carrying amount (1)	805,000	725,000
Unamortized debt issuance costs	(1,603)	(1,600)
Unsecured debt	803,397	723,400

Secured debt - fixed rate, carrying amount (1)	186,116	189,038
Unamortized debt issuance costs	(510)	(577)
Secured debt	185,606	188,461

Total debt	$1,120,192	1,105,787

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Until June 14, 2018, EastGroup had $300 million and $35 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2019. The Company amended and restated these credit facilities on June 14, 2018, expanding the capacity to $350 million and $45 million, as detailed below.

The $350 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. The Company also designated on its $350 million unsecured bank credit facility an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap’s maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company’s unsecured bank credit facilities. As of March 31, 2019, the Company had $130,000,000 of variable rate borrowings on this unsecured  bank credit facility with a weighted average interest rate of 3.491%. The Company has three standby letters of credit totaling $704,740 pledged on this facility.

The Company’s $45 million unsecured bank credit facility has a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of March 31, 2019, the interest rate was 3.495% on a balance of $2,868,000.

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

In March 2019, the Company closed $80 million of senior unsecured private placement notes with an insurance company. The notes have a ten-year term and a fixed interest rate of 4.27% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

On March 6, 2017, EastGroup entered into sales agreements (the March 2017 Sales Agreements) in connection with its continuous equity program with each of BNY Mellon Capital Markets, LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Jefferies LLC; and Raymond James & Associates, Inc. to sell up to an aggregate of 10,000,000 shares of its common stock from time to time. On February 15, 2018, the Company entered into sales agreements with BTIG, LLC; Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC, which are substantially similar to the March 2017 Sales Agreements. Pursuant to the agreements, the shares may be offered and sold in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The Company has sold an aggregate of 5,537,339 shares of common stock under the sales agency financing agreements, and as of April 24, 2019, EastGroup may offer and sell an additional 4,462,661 shares of common stock through the sales agents.

During the three months ended March 31, 2019, EastGroup issued and sold 232,205 shares of common stock under its continuous equity program at an average price of $107.66 per share with gross proceeds to the Company of $25,000,000. The Company incurred offering-related costs of $600,000 during the three months, resulting in net proceeds to the Company of $24,400,000.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2018, did not materially change during the three months ended March 31, 2019, except for the changes in Unsecured bank credit facilities, Unsecured debt and Secured debt discussed above.

INFLATION AND OTHER ECONOMIC CONSIDERATIONS
Most of the Company’s leases include scheduled rent increases.  Additionally, most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation.  In the event inflation causes increases in the Company’s general and administrative expenses or the level of interest rates, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations.

EastGroup’s financial results are affected by general economic conditions in the markets in which the Company’s properties are located.  The state of the economy, or other adverse changes in general or local economic conditions, could result in the inability of some of the Company’s existing tenants to make lease payments and may therefore increase the reserves for uncollectible rent.  It may also impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space.  In addition, an economic downturn or recession could also lead to an increase in overall vacancy rates or a decline in rents the Company can charge to re-lease properties upon expiration of current leases.  In all of these cases, EastGroup’s cash flows would be adversely affected.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 14 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of March 31, 2019.

	April – December 2019	2020	2021	2022		2023	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	132,868	(1)	—	—	132,868	133,272	(2)
Weighted average interest rate	—	—	—	3.49%	(3)	—	—	3.49%
Unsecured debt - fixed rate (in thousands)	$75,000	105,000	40,000	75,000		115,000	395,000	805,000	810,450	(4)
Weighted average interest rate	2.85%	3.55%	2.34%	3.03%		2.96%	3.84%	3.44%
Secured debt - fixed rate (in thousands)	$52,647	9,096	89,562	32,769		119	1,923	186,116	188,463	(4)
Weighted average interest rate	7.11%	4.43%	4.55%	4.09%		3.85%	3.85%	5.18%

(1)
The variable-rate unsecured bank credit facilities mature in July 2022 and as of March 31, 2019, have balances of $130,000,000 on the $350 million unsecured bank credit facility and $2,868,000 on the $45 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of March 31, 2019.

(4)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of March 31, 2019, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 35 basis points, interest expense and cash flows would increase or decrease by approximately $464,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 4.	CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s first fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

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

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2018, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in EastGroup’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/19 thru 01/31/19	21,248	(1)	$92.26	—	—
02/01/19 thru 02/28/19	7,707	(1)	107.37	—	—
03/01/19 thru 03/31/19	—		—	—	—
Total	28,955		$96.29	—

(1)
As permitted under the Company’s equity compensation plans, these shares were withheld by the Company to satisfy the tax withholding obligations for those employees who elected this option in connection with the vesting of shares of restricted stock.

ITEM 6.	EXHIBITS.

Exhibits
The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019:

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (filed herewith).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (furnished herewith).
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to these consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 24, 2019

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer