Form 10-Q
period 2019-06-30
EASTGROUP PROPERTIES INC
filed 2019-07-26
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

Commission File Number: 1-07094

EASTGROUP PROPERTIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland		13-2711135
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

400 W Parkway Place
Suite 100
Ridgeland,	Mississippi	39157
(Address of principal executive offices)		(Zip code)

Registrant’s telephone number: (601) 354-3555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	EGP	New York Stock Exchange

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of July 25, 2019 was 37,559,466.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2019

PART I.  FINANCIAL INFORMATION.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Real estate properties	$2,721,542	2,553,481
Development and value-add properties	285,525	263,664
	3,007,067	2,817,145
Less accumulated depreciation	(847,562)	(814,915)
	2,159,505	2,002,230
Unconsolidated investment	8,088	7,870
Cash	326	374
Other assets	127,461	121,231
TOTAL ASSETS	$2,295,380	2,131,705

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities	$194,327	193,926
Unsecured debt	803,534	723,400
Secured debt	137,493	188,461
Accounts payable and accrued expenses	96,381	86,563
Other liabilities	54,743	34,652
Total Liabilities	1,286,478	1,227,002

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 37,559,025 shares issued and outstanding at June 30, 2019 and 36,501,356 at December 31, 2018	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,337,042	1,222,547
Distributions in excess of earnings	(330,337)	(326,193)
Accumulated other comprehensive income	634	6,701
Total Stockholders’ Equity	1,007,343	903,059
Noncontrolling interest in joint ventures	1,559	1,644
Total Equity	1,008,902	904,703
TOTAL LIABILITIES AND EQUITY	$2,295,380	2,131,705

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES
Income from real estate operations	$81,783	73,720	160,420	145,840
Other revenue	318	1,165	479	1,248
	82,101	74,885	160,899	147,088
EXPENSES
Expenses from real estate operations	22,922	21,453	45,224	42,129
Depreciation and amortization	27,291	22,808	51,037	44,493
General and administrative	4,506	3,740	8,350	7,203
Indirect leasing costs	103	—	196	—
	54,822	48,001	104,807	93,825
OTHER INCOME (EXPENSE)
Interest expense	(8,846)	(8,842)	(17,692)	(17,449)
Gain on sales of real estate investments	9,081	—	11,406	10,222
Other	(565)	222	(323)	976
NET INCOME	26,949	18,264	49,483	47,012
Net income attributable to noncontrolling interest in joint ventures	4	(37)	(1)	(72)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	26,953	18,227	49,482	46,940
Other comprehensive income (loss) - cash flow hedges	(3,754)	1,186	(6,067)	4,792
TOTAL COMPREHENSIVE INCOME	$23,199	19,413	43,415	51,732
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.73	0.52	1.35	1.34
Weighted average shares outstanding	36,944	35,196	36,705	34,944
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.73	0.52	1.35	1.34
Weighted average shares outstanding	37,019	35,259	36,770	34,998

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

For the six months ended June 30, 2019.

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2018	$4	1,222,547	(326,193)	6,701	1,644	904,703
Net income	—	—	22,529	—	5	22,534
Net unrealized change in fair value of cash flow hedges	—	—	—	(2,313)	—	(2,313)
Common dividends declared – $0.72 per share	—	—	(26,520)	—	—	(26,520)
Stock-based compensation, net of forfeitures	—	1,447	—	—	—	1,447
Issuance of 232,205 shares of common stock, common stock offering, net of expenses	—	24,400	—	—	—	24,400
Issuance of 571 shares of common stock, dividend reinvestment plan	—	54	—	—	—	54
Withheld 28,955 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,788)	—	—	—	(2,788)
Distributions to noncontrolling interest	—	—	—	—	(43)	(43)
BALANCE, MARCH 31, 2019	$4	1,245,660	(330,184)	4,388	1,606	921,474
Net income	—	—	26,953	—	(4)	26,949
Net unrealized change in fair value of cash flow hedges	—	—	—	(3,754)	—	(3,754)
Common dividends declared – $0.72 per share	—	—	(27,106)	—	—	(27,106)
Stock-based compensation, net of forfeitures	—	2,291	—	—	—	2,291
Issuance of 790,052 shares of common stock, common stock offering, net of expenses	—	89,036	—	—	—	89,036
Issuance of 479 shares of common stock, dividend reinvestment plan	—	55	—	—	—	55
Distributions to noncontrolling interest	—	—	—	—	(43)	(43)
BALANCE, JUNE 30, 2019	$4	1,337,042	(330,337)	634	1,559	1,008,902

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

For the six months ended June 30, 2018.

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2017	$3	1,061,153	(317,032)	5,348	1,658	751,130
Net income	—	—	28,713	—	35	28,748
Net unrealized change in fair value of cash flow hedges	—	—	—	3,606	—	3,606
Common dividends declared – $0.64 per share	—	—	(22,388)	—	—	(22,388)
Stock-based compensation, net of forfeitures	—	1,044	—	—	—	1,044
Issuance of 179,501 shares of common stock, common stock offering, net of expenses	—	14,602	—	—	—	14,602
Issuance of 667 shares of common stock, dividend reinvestment plan	—	54	—	—	—	54
Withheld 23,824 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,055)	—	—	—	(2,055)
Distributions to noncontrolling interest	—	—	—	—	(65)	(65)
BALANCE, MARCH 31, 2018	$3	1,074,798	(310,707)	8,954	1,628	774,676
Net income	—	—	18,227	—	37	18,264
Net unrealized change in fair value of cash flow hedges	—	—	—	1,186	—	1,186
Common dividends declared – $0.64 per share	—	—	(22,875)	—	—	(22,875)
Stock-based compensation, net of forfeitures	—	1,885	—	—	—	1,885
Issuance of 750,282 shares of common stock, common stock offering, net of expenses	1	67,553	—	—	—	67,554
Issuance of 565 shares of common stock, dividend reinvestment plan	—	54	—	—	—	54
Distributions to noncontrolling interest	—	—	—	—	(43)	(43)
BALANCE, JUNE 30, 2018	$4	1,144,290	(315,355)	10,140	1,622	840,701

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$49,483	47,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,037	44,493
Stock-based compensation expense	2,960	2,823
Net gain on sales of real estate investments and non-operating real estate	(11,406)	(10,308)
Gain on casualties and involuntary conversion on real estate assets	(100)	(1,150)
Changes in operating assets and liabilities:
Accrued income and other assets	2,167	2,111
Accounts payable, accrued expenses and prepaid rent	3,792	(12,075)
Other	454	828
NET CASH PROVIDED BY OPERATING ACTIVITIES	98,387	73,734
INVESTING ACTIVITIES
Development and value-add properties	(115,666)	(61,023)
Purchases of real estate	(62,068)	(27,660)
Real estate improvements	(16,963)	(16,126)
Net proceeds from sales of real estate investments and non-operating real estate	18,102	16,826
Proceeds from casualties and involuntary conversion on real estate assets	187	890
Repayments on mortgage loans receivable	19	1,958
Changes in accrued development costs	2,061	7,350
Changes in other assets and other liabilities	(10,514)	(5,240)
NET CASH USED IN INVESTING ACTIVITIES	(184,842)	(83,025)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	377,133	216,672
Repayments on unsecured bank credit facilities	(376,983)	(233,989)
Proceeds from unsecured debt	80,000	60,000
Repayments on unsecured debt	—	(50,000)
Repayments on secured debt	(51,085)	(5,570)
Debt issuance costs	(168)	(1,845)
Distributions paid to stockholders (not including dividends accrued)	(53,161)	(45,449)
Proceeds from common stock offerings	113,436	74,789
Proceeds from dividend reinvestment plan	109	112
Other	(2,874)	(5,193)
NET CASH PROVIDED BY FINANCING ACTIVITIES	86,407	9,527
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48)	236
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	374	16
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$326	252
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $3,921 and $3,003 for 2019 and 2018, respectively	$16,266	16,528
Cash paid for operating lease liabilities	636	—
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$15,435	—

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018 and the notes thereto.

(2)	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup, its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. As of June 30, 2019 and December 31, 2018, EastGroup had an 80% controlling interest in University Business Center 120 and 130.

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

The new standard’s narrow definition of initial direct costs for leases — The new definition of initial direct costs results in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup recorded Indirect leasing costs of $103,000 and $196,000 on the Consolidated Statements of Income and Comprehensive Income during the three and six months ended June 30, 2019.

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

The table below presents the components of Income from real estate operations for the three and six months ended June 30, 2019:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)

Lease income — operating leases	$61,478	120,370
Variable lease income (1)	20,305	40,050
Income from real estate operations	$81,783	160,420

(1)	Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

Future Minimum Rental Receipts Under Non-Cancelable Leases
The Company’s leases with its customers may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate. In calculating the disclosures presented below, the Company included the fixed, non-cancelable terms of the leases. The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of June 30, 2019:

Years Ending December 31,	(In thousands)
2019 - Remainder of year	$121,751
2020	225,332
2021	181,730
2022	138,451
2023	105,399
Thereafter	216,156
Total minimum receipts	$988,819

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the periods ended June 30, 2019 and June 30, 2018, the Company did not identify any impairment charges which should be recorded.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $22,519,000 and $42,266,000 for the three and six months ended June 30, 2019, respectively, and $18,898,000 and $36,825,000 for the same periods in 2018.

The Company’s Real estate properties and Development and value-add properties at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Real estate properties:
Land	$416,415	380,684
Buildings and building improvements	1,836,077	1,732,592
Tenant and other improvements	456,562	440,205
Right of use assets — Ground leases (operating) (1)	12,488	—
Development and value-add properties (2)	285,525	263,664
	3,007,067	2,817,145
Less accumulated depreciation	(847,562)	(814,915)
	$2,159,505	2,002,230

(1)	See below and in Note 20 for information regarding the Company’s right of use assets for ground leases.

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

Ground Leases
On January 1, 2019, EastGroup adopted the principles of FASB Accounting Standards Codification (“ASC”) 842, Leases, as further discussed in Note 20. In connection with the adoption, the Company recorded right of use assets for its ground leases, which are classified as operating leases, using the effective date transition option; under this option, prior years are not restated. As of January 1, 2019, the Company recorded right of use assets for its ground leases of $10,226,000. In April 2019, the Company acquired Logistics Center 6 & 7 in Dallas, which is located on land under a ground lease. The Company recorded a right of use asset of $2,679,000 in connection with this acquisition. As of June 30, 2019, the unamortized balance of the Company’s right of use assets for its ground leases was $12,488,000. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

As of June 30, 2019, the Company operated two properties in Florida, three properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to October 2058, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually. The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. Total ground lease expenditures were $246,000 and $444,000 for the three and six months ended June 30, 2019, respectively, and $197,000 and $392,000 for the same periods in 2018. Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. These future changes in payments will be considered variable payments and will not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease term as of June 30, 2019, for the ground leases is 44 years. The following schedule indicates approximate future minimum ground lease payments for these properties by year as of June 30, 2019:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2019 - Remainder of year	$485
2020	970
2021	970
2022	970
2023	975
Thereafter	39,914
Total minimum payments	44,284
Imputed interest (1)	(31,564)
Amortization	(232)
Total ground leases	$12,488

(1)
As the Company’s leases do not provide an implicit rate, in order to calculate the present value of the remaining ground lease payments, the Company used its incremental borrowing rate, adjusted for a number of factors, including the long-term nature of the ground leases, the Company’s estimated borrowing costs, and the estimated fair value of the underlying land, to determine the imputed interest for its ground leases. The Company elected to use the portfolio approach as all of its ground leases in place as of January 1, 2019, have similar characteristics and determined 7.3% as the appropriate rate as of January 1, 2019, for all leases in place at that time. For the ground lease acquired during April 2019, the Company used its incremental borrowing rate, adjusted for the factors discussed above, which was determined to be 8.0%.

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
$34,706

At December 31, 2018, the Company had the same ground leases in place as mentioned above, with the exception of the ground lease associated with Logistics Center 6 & 7 which was executed in April 2019, and recorded ground lease expenditures of $783,000 for the year.

(6)	DEVELOPMENT

For properties under development and value-add properties acquired in the development stage, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development projects based on development activity. As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant. The Company transfers properties from the development and value-add program to Real estate properties as follows: (i) for development properties, at the earlier of 90% occupancy or one year after completion of the shell construction, and (ii) for value-add properties, at the earlier of 90% occupancy or one year after acquisition. Upon the earlier of 90% occupancy or one year after completion of the shell construction, capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases and depreciation commences on the entire property (excluding the land).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES

Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations.

The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2018 and the first six months of 2019 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2018 and 2019 acquisitions.

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

Amortization expense for in-place lease intangibles was $1,341,000 and $2,332,000 for the three and six months ended June 30, 2019, respectively, and $1,033,000 and $2,045,000 for the same periods in 2018. Amortization of above and below market leases increased rental income by $284,000 and $476,000 for the three and six months ended June 30, 2019, respectively, and $142,000 and $260,000 for the same periods in 2018.

During the six months ended June 30, 2019, the Company acquired one operating property, Airways Business Center in Denver. The Company also acquired one value-add property, Logistics Center 6 & 7 in Dallas. At the time of acquisition, Logistics Center 6 & 7 was classified in the lease-up phase. The total cost for the properties acquired by the Company was $61,287,000, of which $45,775,000 was allocated to Real estate properties and $12,605,000 was allocated to Development and value-add properties. EastGroup allocated $6,137,000 of the total purchase price to land using third party land valuations for the Denver market. Logistics Center 6 & 7 is located on land under a ground lease; therefore, no value was allocated to land for this transaction. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 17 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $3,666,000 to in-place lease intangibles and $12,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets) and $771,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

Also during the six months ended June 30, 2019, EastGroup acquired 6.5 acres of land in San Diego for $13,386,000. In connection with the acquisition, the Company allocated value to land and below market leases. EastGroup recorded land of $13,979,000 based on third party land valuations for the San Diego market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement. This land, which is included in Real estate properties on the Consolidated Balance Sheets, is currently leased to a tenant that operates a parking lot on the site. The Company recorded $593,000 to below market leases in connection with this land acquisition. These costs are amortized over the remaining life of the associated lease in place at the time of acquisition.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the year ended December 31, 2018, the Company acquired the following operating properties: Gwinnett 316 in Atlanta; Eucalyptus Distribution Center in Chino (Los Angeles); Allen Station I & II in Dallas; and Greenhill Distribution Center in Austin. The Company also acquired one value-add property, Siempre Viva Distribution Center in San Diego. At the time of acquisition, Siempre Viva was classified in the lease-up phase. The total cost for the properties acquired by the Company was $71,086,000, of which $54,537,000 was allocated to Real estate properties and $13,934,000 was allocated to Development and value-add properties. EastGroup allocated $23,263,000 of the total purchase price to land using third party land valuations for the Atlanta, Dallas, Austin, San Diego and Chino (Los Angeles) markets. Intangibles associated with the purchase of real estate were allocated as follows: $4,350,000 to in-place lease intangibles and $21,000 to above market leases and $1,756,000 to below market leases. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the periods ended June 30, 2019 and June 30, 2018.

(8)	REAL ESTATE SOLD AND HELD FOR SALE/DISCONTINUED OPERATIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of June 30, 2019 and December 31, 2018.

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

The Company does not consider its sales in 2018 and the six months ended June 30, 2019, to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

The Company sold World Houston 5 and Altamonte Commerce Center during the six months ended June 30, 2019. The properties, which together contain 237,000 square foot and are located in Houston and Orlando, respectively, were sold for an aggregate of $18.7 million, and the Company recognized gains on the sales of $11.4 million. The sale of Altamonte Commerce Center closed during the three months ended June 30, 2019, resulting in a gain on sale of $9.1 million being recognized in the second quarter of 2019.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Leasing costs (principally commissions)	$85,525	78,985
Accumulated amortization of leasing costs	(33,837)	(30,185)
Leasing costs (principally commissions), net of accumulated amortization	51,688	48,800

Acquired in-place lease intangibles	24,537	21,696
Accumulated amortization of acquired in-place lease intangibles	(11,341)	(9,833)
Acquired in-place lease intangibles, net of accumulated amortization	13,196	11,863

Acquired above market lease intangibles	1,415	1,465
Accumulated amortization of acquired above market lease intangibles	(932)	(902)
Acquired above market lease intangibles, net of accumulated amortization	483	563

Straight-line rents receivable	38,375	36,022
Accounts receivable	3,359	5,433
Mortgage loans receivable	2,575	2,594
Interest rate swap assets	1,332	6,701
Right of use assets — Office leases (operating) (1)	2,332	—
Goodwill	990	990
Prepaid expenses and other assets	13,131	8,265
Total Other assets	$127,461	121,231

(1)	See Note 20 for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets for office leases.

(10)	DEBT

The Company’s debt is detailed below. EastGroup presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets.

	June 30, 2019	December 31, 2018
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$195,880	195,730
Unamortized debt issuance costs	(1,553)	(1,804)
Unsecured bank credit facilities	194,327	193,926

Unsecured debt - fixed rate, carrying amount (1)	805,000	725,000
Unamortized debt issuance costs	(1,466)	(1,600)
Unsecured debt	803,534	723,400

Secured debt - fixed rate, carrying amount (1)	137,941	189,038
Unamortized debt issuance costs	(448)	(577)
Secured debt	137,493	188,461

Total debt	$1,135,354	1,105,787

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

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

The $350 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. The Company had designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap’s maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company’s unsecured bank credit facilities.  As of June 30, 2019, the Company had $165,000,000 of variable rate borrowings on this unsecured  bank credit facility with a weighted average interest rate of 3.398%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company’s $45 million unsecured bank credit facility has a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of June 30, 2019, the interest rate was 3.398% on a balance of $30,880,000.

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

Scheduled principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), as of June 30, 2019, are as follows:

Years Ending December 31,	(In thousands)
2019 - Remainder of year	$79,469
2020	114,096
2021	129,562
2022	107,770
2023	115,119
2024 and beyond	396,925
Total	$942,941

(11)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Property taxes payable	$24,686	10,718
Development costs payable	17,471	15,410
Real estate improvements and capitalized leasing costs payable	4,999	3,911
Interest payable	4,821	4,067
Dividends payable	28,203	27,738
Book overdraft (1)	10,537	15,048
Other payables and accrued expenses	5,664	9,671
Total Accounts payable and accrued expenses	$96,381	86,563

(1)
Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Security deposits	$19,226	18,432
Prepaid rent and other deferred income	10,316	12,728
Operating lease liabilities — Ground leases (1)	12,503	—
Operating lease liabilities — Office leases (1)	2,340	—

Acquired below-market lease intangibles	7,254	5,891
Accumulated amortization of below-market lease intangibles	(3,598)	(3,028)
Acquired below-market lease intangibles, net of accumulated amortization	3,656	2,863

Interest rate swap liabilities	698	—
Prepaid tenant improvement reimbursements	353	614
Other liabilities	5,651	15
Total Other liabilities	$54,743	34,652

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$4,388	8,954	6,701	5,348
Change in fair value of interest rate swaps - cash flow hedges	(3,754)	1,186	(6,067)	4,792
Balance at end of period	$634	10,140	634	10,140

(14)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2019, the Company had six interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Other comprehensive income and is subsequently reclassified into earnings through interest expense as interest payments are made in the period that the hedged forecasted transaction affects earnings.

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company’s variable-rate debt. The Company estimates the swap interest receipts will be $490,000 over the next twelve months. These receipts approximate the expected cash interest receipts due from counterparties for the swaps. Since the interest payments and receipts on the swaps in combination with the associated debt have been effectively fixed, this estimate is not in addition to the Company’s total expected combined interest payments or expense for the next twelve months.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

As of June 30, 2019 and December 31, 2018, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of June 30, 2019	Notional Amount as of December 31, 2018
	(In thousands)
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of June 30, 2019		Derivatives As of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$1,332	Other assets	$6,701
Interest rate swap liabilities	Other liabilities	698	Other liabilities	—

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2019 and 2018:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income on derivatives	$(3,104)	1,572	(4,748)	5,234
Amount of (income) loss reclassified from Accumulated other comprehensive income into Interest expense	(650)	(386)	(1,319)	(442)

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of June 30, 2019, the fair value of derivatives in a net liability position related to these agreements was $698,000.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$26,953	18,227	49,482	46,940
Denominator – weighted average shares outstanding	36,944	35,196	36,705	34,944
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$26,953	18,227	49,482	46,940
Denominator:
Weighted average shares outstanding	36,944	35,196	36,705	34,944
Unvested restricted stock	75	63	65	54
Total Shares	37,019	35,259	36,770	34,998

(16)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,569,000 and $3,013,000 for the three and six months ended June 30, 2019, respectively, of which $396,000 and $777,000 were capitalized as part of the Company’s development costs. For the three and six months ended June 30, 2018, stock-based compensation cost for employees was $1,108,000 and $2,151,000, respectively, of which $245,000 and $459,000 were capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $722,000 and $724,000 for the three and six months ended June 30, 2019, respectively, and $776,000 and $1,131,000 for the same periods of 2018.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the second quarter of 2019, 10,175 shares were granted to certain non-executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $112.14 per share, will vest 20% per year on January 1 in years 2020, 2021, 2022, 2023 and 2024.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the six months ended June 30, 2019, the Company withheld 28,955 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the six months ended June 30, 2019, was $6,662,000.

	Three Months Ended		Six Months Ended
Award Activity:	June 30, 2019		June 30, 2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	121,245	$80.41	143,525	$70.29
Granted (1) (2)	10,175	112.14	59,943	94.62
Forfeited	(325)	112.14	(3,010)	86.19
Vested	—	—	(69,363)	66.99
Unvested at end of period	131,095	$82.79	131,095	$82.79

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$326	326	374	374
Mortgage loans receivable	2,575	2,605	2,594	2,571
Interest rate swap assets	1,332	1,332	6,701	6,701
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	195,880	196,428	195,730	196,423
Unsecured debt (2)	805,000	821,107	725,000	718,364
Secured debt (2)	137,941	141,099	189,038	191,742
Interest rate swap liabilities	698	698	—	—
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

As previously reported in the Company’s annual report on Form 10-K for the year ended December 31, 2018 and the Company’s quarterly report on Form 10-Q for the quarter ended March, 31, 2019, the Company had been involved in pending litigation related to an action against the Company and certain of its officers in connection with the Company’s November 2016 purchase of a land parcel, alleging breach of contract and other claims in law and in equity. The Company asserted numerous affirmative defenses. In an effort to resolve the litigation, EastGroup made an initial settlement offer for $497,000, which was reserved in the Company’s financial statements as of December 31, 2018 and March 31, 2019. During the three months ended June 30, 2019, the parties came to a mediated resolution of the matter; losses related to the matter are included in Other on the Consolidated Statements of Income and Comprehensive Income. As of June 30, 2019, the matter was resolved. Even though the matter was settled, the case dismissed and releases exchanged among all parties, the plaintiff has filed an appeal of the order compelling him to comply with the settlement. The Company has moved to dismiss the appeal and is awaiting the court’s decision. All monies owed under the settlement have been paid to the Plaintiff’s lawyers and were accounted for as stated above.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and in subsequent periods, issued ASU 2018-10, 2018-11, and 2018-20, all of which relate to the new lease accounting guidance. The Company adopted the new lease accounting guidance effective January 1, 2019, and has applied its provisions on a prospective basis. The following changes are applicable to the Company’s financial condition and results of operations:

•
Lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases. As of January 1, 2019, the Company recorded its right of use asset and lease liability values for its operating leases as follows: office leases of $2,376,000 and ground leases of $10,226,000. During the three months ended June 30, 2019, the Company entered into new operating leases, resulting in the recording of the following right of use assets and lease liabilities: office leases of $155,000 and ground leases of $2,679,000. The combined values are less than 1% of the Company’s Total assets as of June 30, 2019.

•
Lessor accounting is largely unchanged under ASU 2016-02. The Company’s primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to account for its leases in substantially the same manner. The most significant changes for the Company related to lessor accounting include:

◦
The new standard’s narrow definition of initial direct costs for leases — The new definition of initial direct costs results in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup recorded Indirect leasing costs of $103,000 and $196,000 on the Consolidated Statements of Income and Comprehensive Income during the three and six months ended June 30, 2019.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses in November 2018. The ASUs amend guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities (EastGroup does not currently hold any and does not intend to hold any in the future), credit losses should be measured in a similar manner to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than a write-down. The ASUs affect entities holding financial assets and are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company plans to adopt ASU 2016-13 and ASU 2018-19 on January 1, 2020. EastGroup does not expect the adoption to have a material impact on its financial condition, results of operations or disclosures.
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

As noted above, EastGroup acquired 6.5 acres of land in the central submarket of San Diego for $13.4 million in May 2019. During July 2019, EastGroup deeded this land into a joint venture arrangement with a 5% partner, whereby EastGroup is the 95% partner in the joint venture. The land is currently leased to a customer that operates a parking lot on the site. In the future, EastGroup and its joint venture partner plan to develop a distribution building containing approximately 125,000 square feet on the site.

The Company is under contract to purchase Interstate Commons Distribution Center in the southwest submarket of Phoenix for $9.2 million. Through eminent domain procedures, the Company previously sold the property to the Arizona Department of Transportation in 2016. The two multi-tenant distribution buildings, which are located adjacent to existing EastGroup assets, contain 142,000 square feet and will be re-developed by the Company with a projected total investment of $12 million. The value-add acquisition is expected to close during the second half of 2019.

The Company and a joint venture partner are currently under contract to sell University Business Center 130, a 40,000 square foot building in Santa Barbara, for $11.5 million. EastGroup owns 80% of the building through a joint venture arrangement. The sale is expected to close during the third quarter of 2019, and the Company expects to record a gain on the sale.

During the second quarter of 2019, EastGroup executed interest rate lock agreements for $110 million of senior unsecured private placement notes with two insurance companies. The $75 million note will have a 10-year term and a fixed interest rate of 3.47% with semi-annual interest payments. The $35 million note will have a 12-year term and a fixed interest rate of 3.54% with semi-annual interest payments. The Company plans to close the notes during the third quarter of 2019. The notes will not be and have

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

EastGroup is currently under contract to purchase 385 Business Park in Greenville, South Carolina, a new market for the Company. The recently developed, multi-tenant distribution building contains 155,000 square feet and is 100% leased. The building is currently 35% occupied, and the Company expects the property to be 100% occupied upon completion of the remaining tenant improvements in early 2020. The $14 million acquisition is expected to close during the third quarter of 2019.

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

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location-sensitive customers (primarily in the 15,000 to 70,000 square foot range).  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona, California and North Carolina.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the three months ended June 30, 2019, EastGroup issued 790,052 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $89.0 million. During the six months ended June 30, 2019, EastGroup issued 1,022,257 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $113.4 million. Also during the six months ended June 30, 2019, the Company closed $80 million of senior unsecured private placement notes. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue source is rental income.  During the six months ended June 30, 2019, EastGroup executed new and renewal leases on 3,652,000 square feet (9.1% of EastGroup’s total square footage of 40,311,000). During the first six months of 2019, average rental rates on new and renewal leases increased by 15.8%.

Property net operating income (“PNOI”) excluding income from lease terminations from same properties, defined as operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through June 30, 2019), increased 3.6% for the six months ended June 30, 2019, as compared to the same period in 2018.

EastGroup’s portfolio was 97.5% leased as of June 30, 2019, compared to 97.0% at June 30, 2018.  Leases scheduled to expire for the remainder of 2019 were 4.1% of the portfolio on a square foot basis at June 30, 2019, and this percentage was reduced to 3.5% as of July 25, 2019.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the six months ended June 30, 2019, EastGroup acquired Logistics Center 6 & 7, a value-add property containing 142,000 square feet in Dallas, for $13 million and 53.2 acres of development land in Houston for $14.4 million. During the same period, the Company began construction of nine development projects containing 1,173,000 square feet in Miami, Orlando, Fort Myers, Charlotte, Dallas, San Antonio, Houston and Phoenix.  EastGroup also transferred seven development projects and value-add acquisitions (934,000 square feet) in Miami, Orlando, Fort Myers, Dallas, Phoenix and San Diego from its development and value-add program to real estate properties, with costs of $90.7 million at the date of transfer.  As of June 30, 2019, EastGroup’s development and value-add program consisted of 20 projects (2,646,000 square feet) located in ten cities.  The projected total investment for the development and value-add projects, which were collectively 52% leased as of July 25, 2019, is $249 million, of which $68 million remained to be invested as of June 30, 2019.

During the six months ended June 30, 2019, EastGroup acquired a 382,000 square foot operating property in Denver for $48.3 million and 6.5 acres of operating land in San Diego for $13.4 million. Also in the six months ended June 30, 2019, the Company sold 237,000 square feet of operating properties, generating gross proceeds of $18.7 million. EastGroup recognized $11.4 million in Gain on sales of real estate investments.

The Company typically initially funds its development and acquisition programs through its $395 million unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In June 2019, Moody’s Investors Service affirmed EastGroup’s issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States. The Company’s properties have similar economic characteristics and, as a result, have been aggregated into one reportable segment.

The Company’s chief decision makers use two primary measures of operating results in making decisions:  (1) property net operating income (“PNOI”), defined as Income from real estate operations less Expenses from real estate operations (including market-based internal management fee expense) plus the Company’s share of income and property operating expenses from its less-than-wholly-owned real estate investments, and (2) funds from operations attributable to common stockholders (“FFO”), defined as net income (loss) attributable to common stockholders computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of real estate property and impairment losses, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  The Company calculates FFO in accordance with the definition of the National Association of Real Estate Investment Trusts, Inc. (“Nareit”).

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

Same PNOI is a non-GAAP, property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis. Same properties are operating properties owned during the entire current and prior year reporting periods. For the three and six months ended June 30, 2019, this includes properties which were included in the operating portfolio for the entire period from January 1, 2018 through June 30, 2019.

PNOI was calculated as follows for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Income from real estate operations	$81,783	73,720	160,420	145,840
Expenses from real estate operations	(22,922)	(21,453)	(45,224)	(42,129)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(42)	(81)	(94)	(160)
PNOI from 50% owned unconsolidated investment	244	218	488	435
PROPERTY NET OPERATING INCOME (“PNOI”)	$59,063	52,404	115,590	103,986

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
NET INCOME	$26,949	18,264	49,483	47,012
(Gain) on sales of real estate investments	(9,081)	—	(11,406)	(10,222)
(Gain) on sales of non-operating real estate	—	—	—	(86)
(Gain) on sales of other assets	—	—	—	(427)
Net loss on other	808	—	808	—
Interest income	(34)	(35)	(67)	(90)
Other revenue	(318)	(1,165)	(479)	(1,248)
Indirect leasing costs	103	—	196	—
Depreciation and amortization	27,291	22,808	51,037	44,493
Company’s share of depreciation from unconsolidated investment	35	31	70	62
Interest expense	8,846	8,842	17,692	17,449
General and administrative expense	4,506	3,740	8,350	7,203
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(42)	(81)	(94)	(160)
PROPERTY NET OPERATING INCOME (“PNOI”)	59,063	52,404	115,590	103,986
PNOI from 2018 and 2019 Acquisitions	(1,278)	(121)	(2,100)	(121)
PNOI from 2018 and 2019 Development and Value-Add Properties	(4,824)	(1,609)	(8,137)	(2,430)
PNOI from 2018 and 2019 Operating Property Dispositions	(129)	(415)	(416)	(987)
Other PNOI	79	118	125	219
SAME PNOI	52,911	50,377	105,062	100,667
Net lease termination fee (income) from same properties	(766)	(8)	(906)	(139)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$52,145	50,369	104,156	100,528

The Company believes FFO is a meaningful supplemental measure of operating performance for equity REITs.  The Company believes excluding depreciation and amortization in the calculation of FFO is appropriate since real estate values have historically increased or decreased based on market conditions.  FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  In addition, FFO, as reported by the Company, may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current Nareit definition.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed above), interest rates, the amount of leverage the Company employs and general and administrative expenses.  The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$26,953	18,227	49,482	46,940
Depreciation and amortization	27,291	22,808	51,037	44,493
Company’s share of depreciation from unconsolidated investment	35	31	70	62
Depreciation and amortization from noncontrolling interest	(46)	(44)	(93)	(88)
(Gain) on sales of real estate investments	(9,081)	—	(11,406)	(10,222)
(Gain) on sales of non-operating real estate	—	—	—	(86)
(Gain) on sales of other assets	—	—	—	(427)
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$45,152	41,022	89,090	80,672
Net income attributable to common stockholders per diluted share	$0.73	0.52	1.35	1.34
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$1.22	1.16	2.42	2.31	1.0	(1)
Diluted shares for earnings per share and funds from operations	37,019	35,259	36,770	34,998

(1)
The Company initially reported FFO of $2.32 per share during the six months ended June 30, 2018. In connection with the Company's adoption of the Nareit Funds from Operations White Paper - 2018 Restatement, the Company now excludes from FFO the gains and losses on sales of non-operating real estate and assets incidental to the Company’s business and therefore adjusted the prior year results, including the Company’s FFO for 2018, to conform to the updated definition of FFO. There was no impact to the three months ended June 30, 2018, as there were no sales during that period.

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO for the three months ended June 30, 2019 was $1.22 per share compared to $1.16 per share for the same period of 2018, an increase of 5.2%. For the six months ended June 30, 2019, FFO was $2.42 per share compared with $2.31 per share for the same period of 2018, an increase of 4.8%. See Note (1) in the table above for a description of the adjustments made to 2018 FFO.

•
For the three months ended June 30, 2019, PNOI increased by $6,659,000, or 12.7%, compared to the same period in 2018. PNOI increased $3,215,000 due to newly developed and value-add properties, $2,534,000 due to same property operations and $1,157,000 due to 2018 and 2019 acquisitions; PNOI decreased $286,000 due to operating properties sold in 2018 and 2019.

For the six months ended June 30, 2019, PNOI increased by $11,604,000, or 11.2%, compared to the same period in 2018. PNOI increased $5,707,000 due to newly developed and value-add properties, $4,395,000 due to same property operations and $1,979,000 due to 2018 and 2019 acquisitions; PNOI decreased $571,000 due to operating properties sold in 2018 and 2019.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through June 30, 2019). PNOI, excluding income from lease terminations, from same properties increased 3.5% and 3.6% for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through June 30, 2019). Same property average occupancy was 96.6% for the three months ended June 30, 2019, compared to 96.3% for the same period of 2018. Same property average occupancy for the six months ended June 30, 2019, was 96.7% compared to 96.3% for the same period of 2018.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2019, was 96.5%.  Quarter-end occupancy ranged from 95.7% to 96.9% over the previous four quarters ended June 30, 2018 to March 31, 2019.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (5.0% of total square footage) averaged 17.2% for the three months ended June 30, 2019. For the six months ended June 30, 2019, rental rate increases on new and renewal leases (9.1% of total square footage) averaged 15.8%.

•
Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and six months ended June 30, 2019 was $845,000 and $985,000, respectively, compared to $8,000 and $139,000 for the same periods of 2018.

•
In 2018 and prior years, the Company’s bad debt expense was included in Expenses from real estate operations. In 2019, the Company began recording reserves for uncollectible rent as reductions to Income from real estate operations. The Company recorded reserves for uncollectible rent of $184,000 and $313,000 for the three and six months ended June 30, 2019, respectively. The Company recorded net uncollectible rent recoveries of $4,000 for the three months ended June 30, 2018, and reserves for uncollectible rent of $86,000 for the six months ended June 30, 2018.

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

FINANCIAL CONDITION
EastGroup’s assets were $2,295,380,000 at June 30, 2019, an increase of $163,675,000 from December 31, 2018.  Liabilities increased $59,476,000 to $1,286,478,000, and equity increased $104,199,000 to $1,008,902,000 during the same period.  The following paragraphs explain these changes in additional detail.

Assets

Real Estate Properties
Real estate properties increased $168,061,000 during the six months ended June 30, 2019, primarily due to: (i) operating property acquisitions; (ii) the transfer of seven projects from Development and value-add properties (as detailed under Development and Value-Add Properties below); (iii) capital improvements at the Company’s properties; and (iv) right of use assets for the Company’s ground leases. These increases were partially offset by the operating property sales discussed below.

During the six months ended June 30, 2019, the Company acquired Airways Business Center in Denver. The total cost for the property acquired was $48,327,000, of which $45,775,000 was allocated to Real estate properties. EastGroup allocated $6,137,000 of the total purchase price to land using third party land valuations for the Denver market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 17 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $3,243,000 to in-place lease intangibles and $12,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets) and $703,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

Also during the six months ended June 30, 2019, EastGroup acquired 6.5 acres of land in San Diego for $13,386,000. In connection with the acquisition, the Company allocated value to land and below market leases. EastGroup recorded land of $13,979,000 based on third party land valuations for the San Diego market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement. This land, which is included in Real estate properties on the Consolidated Balance Sheets, is currently leased to a tenant that operates a parking lot on the site. The Company recorded $593,000 to below market leases in connection with this land acquisition. These costs are amortized over the remaining life of the associated lease in place at the time of acquisition.

During the six months ended June 30, 2019, the Company made capital improvements of $17,875,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $3,128,000 on development and value-add projects subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During the six months ended June 30, 2019, the Company sold World Houston 5 in Houston and Altamonte Commerce Center in Orlando. The properties (237,000 square feet combined) were sold for $18,658,000 and the Company recognized gains on the sales of $11,406,000.

In connection with the Company’s January 1, 2019, implementation of the new lease accounting standard, EastGroup recorded right of use assets for its ground leases (classified as operating leases). The unamortized balance of the Company’s right of use assets for its ground leases was $12,488,000 as of June 30, 2019. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at June 30, 2019 consisted of projects in lease-up and under construction of $181,802,000 and prospective development (primarily land) of $103,723,000.  The Company’s total investment in Development and value-add properties at June 30, 2019 was $285,525,000 compared to $263,664,000 at December 31, 2018.  Total capital invested for development during the first six months of 2019 was $115,666,000, which consisted of costs of $101,692,000 and $10,846,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $3,128,000 on projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,416,000 and $2,987,000 for three and six months ended June 30, 2019, respectively, compared to $1,110,000 and $2,233,000 in the same periods of 2018.

During the six months ended June 30, 2019, EastGroup acquired one value-add property, Logistics Center 6 & 7 in Dallas. At the time of acquisition, Logistics Center 6 & 7 was classified in the lease-up phase. The total cost for the property acquired by the Company was $12,960,000, of which $12,605,000 was allocated to Development and value-add properties. The Logistics Center acquisition is under a ground lease; therefore, no value was allocated to land for this transaction. Intangibles associated with the purchase were allocated as follows: $423,000 to in-place lease intangibles (included in Other assets on the Consolidated Balance Sheets), and $68,000 to below market leases.

Also during the six months ended June 30, 2019, the Company acquired 53.2 acres of development land in Houston for $14,422,000.

During the six months ended June 30, 2019, EastGroup transferred seven development and value-add properties to Real estate properties with a total investment of $90,677,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2019 (1)	For the Six Months Ended 6/30/2019	Cumulative as of 6/30/2019	Projected Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Steele Creek V, Charlotte, NC	54,000	$—	2,330	5,644	5,900	07/19
Broadmoor 2, Atlanta, GA	111,000	—	974	7,388	8,000	11/19
Settlers Crossing 1, Austin, TX	77,000	—	271	6,531	9,500	01/20
Settlers Crossing 2, Austin, TX	83,000	—	1,150	8,265	9,200	01/20
Parc North 5, Dallas, TX	100,000	—	1,524	8,477	9,200	02/20
Logistics Center 6 & 7, Dallas, TX (2)	142,000	—	12,765	12,765	16,100	04/20
Ten West Crossing 8, Houston, TX	132,000	—	2,211	8,801	10,900	04/20
Tri-County Crossing 1 & 2, San Antonio, TX	203,000	—	4,194	13,089	16,700	04/20
Eisenhauer Point 7 & 8, San Antonio, TX	336,000	—	8,402	21,492	24,900	05/20
Airport Commerce Center 3, Charlotte, NC	96,000	—	2,409	8,202	8,500	06/20
Total Lease-Up	1,334,000	—	36,230	100,654	118,900
UNDER CONSTRUCTION
Eisenhauer Point 9, San Antonio, TX	82,000	1,154	3,024	4,178	6,400	12/19
World Houston 45, Houston, TX	160,000	4,430	6,451	10,881	18,000	12/19
CreekView 121 5 & 6, Dallas, TX	139,000	—	5,372	10,977	14,900	08/20
Gateway 5, Miami, FL	187,000	11,944	7,406	19,350	22,400	09/20
Parc North 6, Dallas, TX	96,000	2,552	4,322	6,874	8,900	09/20
Steele Creek IX, Charlotte, NC	125,000	1,766	4,110	5,876	9,800	10/20
SunCoast 6, Ft. Myers, FL	81,000	3,915	1,890	5,805	8,400	10/20
Horizon VIII & IX, Orlando, FL	216,000	4,967	4,478	9,445	18,800	11/20
World Houston 43, Houston, TX	86,000	1,041	2,476	3,517	7,300	11/20
Gilbert Crossroads A & B, Phoenix, AZ	140,000	3,221	1,024	4,245	15,600	12/20
Total Under Construction	1,312,000	34,990	40,553	81,148	130,500
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	178,000	(3,221)	270	3,858
Ft. Myers, FL	407,000	(3,915)	359	9,766
Miami, FL	463,000	(11,944)	5,206	29,593
Orlando, FL	—	(4,967)	323	1,075
Tampa, FL	32,000	—	—	1,560
Atlanta, GA	100,000	—	114	840
Jackson, MS	28,000	—	—	706
Charlotte, NC	475,000	(1,766)	817	6,260
Austin, TX	173,000	—	288	4,030
Dallas, TX	516,000	(2,552)	1,802	11,442
Houston, TX	1,635,000	(5,471)	14,942	25,910
San Antonio, TX	826,000	(1,154)	788	8,683
Total Prospective Development	4,833,000	(34,990)	24,909	103,723
	7,479,000	$—	101,692	285,525
DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2019	Building Size (Square feet)					Building Conversion Date
Siempre Viva, San Diego, CA	115,000	$—	—	14,075		01/19
CreekView 121 3 & 4, Dallas, TX	158,000	—	1,739	15,539		03/19
Horizon VI, Orlando, FL	148,000	—	3,682	11,907		03/19
Horizon XI, Orlando, FL	135,000	—	507	9,230		04/19
Falcon Field, Phoenix, AZ	97,000	—	181	8,413		05/19
Gateway 1, Miami, FL	200,000	—	3,402	23,643		05/19
SunCoast 5, Ft. Myers, FL	81,000	—	1,335	7,870		05/19
Total Transferred to Real Estate Properties	934,000	$—	10,846	90,677	(3)
(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) This value-add project was acquired by EastGroup on 4/23/19.
(3) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $32,647,000 during the six months ended June 30, 2019, primarily due to depreciation expense, offset by the sale of 237,000 square feet of operating properties during the period.

Other Assets
Other assets increased $6,230,000 during the six months ended June 30, 2019.  A summary of Other assets follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Leasing costs (principally commissions)	$85,525	78,985
Accumulated amortization of leasing costs	(33,837)	(30,185)
Leasing costs (principally commissions), net of accumulated amortization	51,688	48,800

Acquired in-place lease intangibles	24,537	21,696
Accumulated amortization of acquired in-place lease intangibles	(11,341)	(9,833)
Acquired in-place lease intangibles, net of accumulated amortization	13,196	11,863

Acquired above market lease intangibles	1,415	1,465
Accumulated amortization of acquired above market lease intangibles	(932)	(902)
Acquired above market lease intangibles, net of accumulated amortization	483	563

Straight-line rents receivable	38,375	36,022
Accounts receivable	3,359	5,433
Mortgage loans receivable	2,575	2,594
Interest rate swap assets	1,332	6,701
Right of use assets — Office leases (operating) (1)	2,332	—
Goodwill	990	990
Prepaid expenses and other assets	13,131	8,265
Total Other assets	$127,461	121,231

(1)	See Note 20 for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets for office leases.

Liabilities
Unsecured bank credit facilities increased $401,000 during the six months ended June 30, 2019, mainly due to borrowings of $377,133,000 and the amortization of debt issuance costs during the period, partially offset by repayments of $376,983,000 and new debt issuance costs incurred during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $80,134,000 during the six months ended June 30, 2019, primarily due to the closing of $80 million of senior unsecured private placement notes in March and the amortization of debt issuance costs, offset by new debt issuance costs incurred during the period. The borrowings on Unsecured debt are described in greater detail under Liquidity and Capital Resources.

Secured debt decreased $50,968,000 during the six months ended June 30, 2019.  The decrease resulted from the repayment of one mortgage loan with a balance of $45,725,000, regularly scheduled principal payments of $5,360,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses increased $9,818,000 during the six months ended June 30, 2019.  A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Property taxes payable	$24,686	10,718
Development costs payable	17,471	15,410
Real estate improvements and capitalized leasing costs payable	4,999	3,911
Interest payable	4,821	4,067
Dividends payable	28,203	27,738
Book overdraft (1)	10,537	15,048
Other payables and accrued expenses	5,664	9,671
Total Accounts payable and accrued expenses	$96,381	86,563

(1)
Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit.

Other liabilities increased $20,091,000 during the six months ended June 30, 2019.  A summary of the Company’s Other liabilities follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Security deposits	$19,226	18,432
Prepaid rent and other deferred income	10,316	12,728
Operating lease liabilities — Ground leases (1)	12,503	—
Operating lease liabilities — Office leases (1)	2,340	—

Acquired below-market lease intangibles	7,254	5,891
Accumulated amortization of below-market lease intangibles	(3,598)	(3,028)
Acquired below-market lease intangibles, net of accumulated amortization	3,656	2,863

Interest rate swap liabilities	698	—
Prepaid tenant improvement reimbursements	353	614
Other liabilities	5,651	15
Total Other liabilities	$54,743	34,652

(1)
See Note 20 for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets and related liabilities for ground leases and office leases.

Equity
Additional paid-in capital increased $114,495,000 during the six months ended June 30, 2019, primarily due to the issuance of common stock under the Company’s continuous common equity program (as discussed in Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the six months ended June 30, 2019, EastGroup issued 1,022,257 shares of common stock under its continuous common equity program with net proceeds to the Company of $113,436,000.

For the six months ended June 30, 2019, Distributions in excess of earnings increased $4,144,000 as a result of dividends on common stock of $53,626,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $49,482,000. The Company funded its dividend distributions with cash flows from earnings in addition to cash flows from the issuance of stock under its continuous common equity program and borrowings under its unsecured bank credit facilities.

Accumulated other comprehensive income decreased $6,067,000 during the six months ended June 30, 2019. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Note 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2019, was $26,953,000 ($0.73 per basic and diluted share) and $49,482,000 ($1.35 per basic and diluted share), respectively, compared to $18,227,000 ($0.52 per basic and diluted share) and $46,940,000 ($1.34 per basic and diluted share) for the same periods in 2018. The following paragraphs explain the change:

•
PNOI increased by $6,659,000 ($0.18 per diluted share), or 12.7%, for the three months ended June 30, 2019, as compared to the same period of 2018. PNOI increased $3,215,000 from newly developed and value-add properties, $2,534,000 from same property operations and $1,157,000 from 2018 and 2019 acquisitions; PNOI decreased $286,000 from operating properties sold in 2018 and 2019. Lease termination fee income was $845,000 and $8,000 for the three months ended June 30, 2019 and 2018, respectively. The Company recorded reserves for uncollectible rent of $184,000 during the three months ended June 30, 2019, and the Company recorded net uncollectible rent recoveries of $4,000 for the same period of 2018. Straight-lining of rent increased Income from real estate operations by $1,821,000 and $1,499,000 for the three months ended June 30, 2019 and 2018, respectively.

PNOI increased by $11,604,000 ($0.32 per diluted share), or 11.2%, for the six months ended June 30, 2019, as compared to the same period of 2018. PNOI increased $5,707,000 from newly developed and value-add properties, $4,395,000 from same property operations and $1,979,000 from 2018 and 2019 acquisitions; PNOI decreased $571,000 from operating properties sold in 2018 and 2019. Lease termination fee income was $985,000 and $139,000 for the six months ended June 30, 2019 and 2018, respectively. The Company recorded reserves for uncollectible rent of $313,000 and $86,000 during the six months ended June 30, 2019 and 2018, respectively. Straight-lining of rent increased Income from real estate operations by $2,619,000 and $2,518,000 for the six months ended June 30, 2019 and 2018, respectively.

•
EastGroup recognized gains on sales of real estate investments and non-operating real estate of $9,081,000 ($0.25 per diluted share) during the three months ended June 30, 2019; there were no sales during the same period of 2018.

For the six months ended June 30, 2019, the Company recognized gains on sales of real estate investments and non-operating real estate of $11,406,000 ($0.31 per diluted share) as compared to $10,308,000 ($0.29 per diluted share) during the same period of 2018.

•
Depreciation and amortization expense increased by $4,483,000 ($0.12 per diluted share) and $6,544,000 ($0.18 per diluted share) during the three and six months ended June 30, 2019, respectively, as compared to the same periods of 2018.

EastGroup signed 39 leases with free rent concessions on 1,047,000 square feet during the three months ended June 30, 2019, with total free rent concessions of $1,460,000 over the lives of the leases. During the same period of 2018, the Company signed 40 leases with free rent concessions on 944,000 square feet with total free rent concessions of $964,000 over the lives of the leases.

During the six months ended June 30, 2019, EastGroup signed 79 leases with free rent concessions on 2,335,000 square feet with total free rent concessions of $3,090,000 over the lives of the leases. During the same period of 2018, the Company signed 63 leases with free rent concessions on 1,477,000 square feet with total free rent concessions of $1,582,000 over the lives of the leases.

The Company’s percentage of leased square footage was 97.5% at June 30, 2019, compared to 97.0% at June 30, 2018.  Occupancy at June 30, 2019 was 96.5% compared to 96.4% at June 30, 2018.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through June 30, 2019). Same property average occupancy for the three and six months ended June 30, 2019, was 96.6% and 96.7%, respectively, compared to 96.3% for both the three and six months ended June 30, 2018.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through June 30, 2019). The same property average rental rate was $6.12 and $6.11 per square foot for the three and six months ended June 30, 2019, respectively, compared to $5.94 and $5.93 per square foot for the same periods of 2018.

Interest expense increased $4,000 and $243,000 for the three and six months ended June 30, 2019, compared to the same periods in 2018. The following table presents the components of Interest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$1,714	361	1,353	3,578	1,154	2,424
Amortization of facility fees - unsecured bank credit facilities	197	173	24	392	338	54
Amortization of debt issuance costs - unsecured bank credit facilities	138	117	21	277	230	47
Total variable rate interest expense	2,049	651	1,398	4,247	1,722	2,525
FIXED RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - fixed rate (1) (2) (excluding amortization of facility fees and debt issuance costs)	—	403	(403)	—	801	(801)
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	6,908	6,425	483	12,965	12,386	579
Secured debt interest (excluding amortization of debt issuance costs)	1,571	2,536	(965)	3,995	5,109	(1,114)
Amortization of debt issuance costs - unsecured debt	140	157	(17)	276	292	(16)
Amortization of debt issuance costs - secured debt	63	71	(8)	130	142	(12)
Total fixed rate interest expense	8,682	9,592	(910)	17,366	18,730	(1,364)
Total interest	10,731	10,243	488	21,613	20,452	1,161
Less capitalized interest	(1,885)	(1,401)	(484)	(3,921)	(3,003)	(918)
TOTAL INTEREST EXPENSE	$8,846	8,842	4	17,692	17,449	243

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

The Company’s variable rate interest expense increased by $1,398,000 and $2,525,000 for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The Company’s average unsecured bank credit facilities borrowings and weighted average variable interest rates during both periods are shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$198,708	49,363	149,345	207,259	86,219	121,040
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	3.46%	2.93%		3.48%	2.70%

The Company’s fixed rate interest expense decreased by $910,000 and $1,364,000 for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The changes resulting from the fixed rate unsecured bank credit facilities, unsecured debt and secured debt activity are described below.

Interest expense from fixed rate unsecured bank credit facilities decreased by $403,000 and $801,000 during the three and six months ended June 30, 2019, respectively, due to the maturity of an interest rate swap designated to an $80 million draw on the Company’s unsecured bank credit facilities. See footnote (2) in the interest expense summary table above for additional details.

Secured debt interest decreased by $965,000 and $1,114,000 during the three and six month periods ended June 30, 2019, as compared to the same periods in 2018 as a result of debt repayments and regularly scheduled principal payments. Regularly scheduled principal payments on secured debt were $5,360,000 during the six months ended June 30, 2019. During the year ended December 31, 2018, regularly scheduled principal payments on secured debt were $11,289,000. EastGroup did not repay any secured debt during the year ended December 31, 2018. The details of the secured debt repaid in 2019 are shown in the following table:

SECURED DEBT REPAID IN 2019	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington	7.50%	04/05/2019	$45,725

EastGroup did not obtain any new secured debt during 2018 or during the first six months of 2019.

Interest expense from fixed rate unsecured debt increased by $483,000 and $579,000 during the three and six months ended June 30, 2019, respectively, as compared to the same periods of 2018. The increases resulted from the Company’s unsecured debt activity described below.

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

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $484,000 and $918,000 for the three and six months ended June 30, 2019, respectively, as compared to the same periods of 2018. The increase is due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $4,483,000 and $6,544,000 for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to the operating properties acquired by the Company in 2018 and 2019 and the properties transferred from Development and value-add properties in 2018 and 2019, partially offset by operating properties sold in 2018 and 2019.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, increased $9,081,000 and $1,184,000 for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.

During the first quarter of 2019, EastGroup sold World Houston 5 in Houston. The 51,000 square foot property was sold for $3,808,000; EastGroup recognized a gain on the sale of $2,325,000 during the first quarter of 2019.

During the second quarter of 2019, the Company sold Altamonte Commerce Center in Orlando. The 186,000 square foot property was sold for $14,850,000; EastGroup recognized a gain on the sale of $9,081,000 during the second quarter of 2019.

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

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and six months ended June 30, 2019 and 2018 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2019	2018	2019	2018
		(In thousands)
Upgrade on Acquisitions	40 yrs	$58	34	355	39
Tenant Improvements:
New Tenants	Lease Life	3,885	4,159	6,802	5,952
Renewal Tenants	Lease Life	1,027	714	1,527	1,316
Other:
Building Improvements	5-40 yrs	1,939	1,627	2,788	2,627
Roofs	5-15 yrs	3,942	3,333	5,538	4,311
Parking Lots	3-5 yrs	477	250	485	975
Other	5 yrs	96	235	380	738
Total Real Estate Improvements (1)		$11,424	10,352	17,875	15,958

(1)	Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Total Real Estate Improvements	$17,875	15,958
Change in Real Estate Property Payables	(997)	(488)
Change in Construction in Progress	85	656
Real Estate Improvements on the Consolidated Statements of Cash Flows	$16,963	16,126

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2019 and 2018 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2019	2018	2019	2018
		(In thousands)
Development and Value-Add	Lease Life	$2,361	951	3,933	1,713
New Tenants	Lease Life	1,433	1,786	3,063	2,711
Renewal Tenants	Lease Life	1,863	842	2,530	2,147
Total Capitalized Leasing Costs		$5,657	3,579	9,526	6,571
Amortization of Leasing Costs		$3,431	2,877	6,439	5,623

Real Estate Sold and Held for Sale/Discontinued Operations
The Company considers a real estate property to be held for sale when it meets the criteria established under Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  The Company did not classify any properties as held for sale as of June 30, 2019 and December 31, 2018.

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

The Company does not consider its sales in 2018 and the six months ended June 30, 2019, to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

During the three months ended March 31, 2019, EastGroup sold World Houston 5 in Houston. The 51,000 square foot property was sold for $3,808,000; EastGroup recognized a gain on the sale of $2,325,000 during the first quarter of 2019.

During the three months ended June 30, 2019, the Company sold Altamonte Commerce Center in Orlando. The 186,000 square foot property was sold for $14,850,000; EastGroup recognized a gain on the sale of $9,081,000 during the second quarter of 2019.

During the three months ended March 31, 2018, the Company sold the following operating properties in separate transactions: World Houston 18 in Houston and 56 Commerce Park in Tampa. The properties contain a combined 214,000 square feet and were sold for $14,910,000; EastGroup recognized gains on the sales of $10,222,000 during the first quarter of 2018. The Company did not sell any operating properties during the second quarter of 2018.

The Company did not sell any land during the six months ended June 30, 2019.

During the three months ended March 31, 2018, the Company sold 11 acres of land in Houston for $2.6 million and recognized a gain on the sale of $86,000 in the first quarter of 2018. The Company did not sell any land during the second quarter of 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and in subsequent periods, issued ASU 2018-10, 2018-11, and 2018-20, all of which relate to the new lease accounting guidance. The Company adopted the new lease accounting guidance effective January 1, 2019, and has applied its provisions on a prospective basis. The following changes are applicable to the Company’s financial condition and results of operations:

•
Lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases. As of January 1, 2019, the Company recorded its right of use asset and lease liability values for its operating leases as follows: office leases of $2,376,000 and ground leases of $10,226,000. During the three months ended June 30, 2019, the Company entered into new operating leases, resulting in the recording of the following right of use assets and lease liabilities: office leases of $155,000 and ground leases of $2,679,000. The combined values are less than 1% of the Company’s Total assets as of June 30, 2019.

•
Lessor accounting is largely unchanged under ASU 2016-02. The Company’s primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to account for its leases in substantially the same manner. The most significant changes for the Company related to lessor accounting include:

◦
The new standard’s narrow definition of initial direct costs for leases — The new definition of initial direct costs results in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup recorded Indirect leasing costs of $103,000 and $196,000 on the Consolidated Statements of Income and Comprehensive Income during the three and six months ended June 30, 2019.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses in November 2018. The ASUs amend guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities (EastGroup does not currently hold any and does not intend to hold any in the future), credit losses should be measured in a similar manner to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than a write-down. The ASUs affect entities holding financial assets and are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company plans to adopt ASU 2016-13 and ASU 2018-19 on January 1, 2020. EastGroup does not expect the adoption to have a material impact on its financial condition, results of operations or disclosures.

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

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $98,387,000 for the six months ended June 30, 2019.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt, proceeds from common stock offerings and proceeds from the sales of real estate investments and non-operating real estate.  The Company distributed $53,161,000 in common stock dividends during the six months ended June 30, 2019.  Other primary uses of cash were for repayments on unsecured bank credit facilities and secured debt; the construction and development of properties; purchases of real estate; and capital improvements at various properties.

Total debt at June 30, 2019 and December 31, 2018 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$195,880	195,730
Unamortized debt issuance costs	(1,553)	(1,804)
Unsecured bank credit facilities	194,327	193,926

Unsecured debt - fixed rate, carrying amount (1)	805,000	725,000
Unamortized debt issuance costs	(1,466)	(1,600)
Unsecured debt	803,534	723,400

Secured debt - fixed rate, carrying amount (1)	137,941	189,038
Unamortized debt issuance costs	(448)	(577)
Secured debt	137,493	188,461

Total debt	$1,135,354	1,105,787

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Until June 14, 2018, EastGroup had $300 million and $35 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2019. The Company amended and restated these credit facilities on June 14, 2018, expanding the capacity to $350 million and $45 million, as detailed below.

The $350 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. The Company also designated on its $350 million unsecured bank credit facility an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap’s maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company’s unsecured bank credit facilities. As of June 30, 2019, the Company had $165,000,000 of variable rate borrowings on this unsecured  bank credit facility with a weighted average interest rate of 3.398%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company’s $45 million unsecured bank credit facility has a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of June 30, 2019, the interest rate was 3.398% on a balance of $30,880,000.

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

In April 2019, EastGroup repaid (with no penalty) a mortgage loan with a balance of $45,725,000, an interest rate of 7.50% and an original maturity date of May 5, 2019. The loan was collateralized by 1.7 million square feet of operating properties.

During the second quarter of 2019, EastGroup executed interest rate lock agreements for $110 million of senior unsecured private placement notes with two insurance companies. The $75 million note will have a 10-year term and a fixed interest rate of 3.47% with semi-annual interest payments. The $35 million note will have a 12-year term and a fixed interest rate of 3.54% with semi-annual interest payments. The Company plans to close the notes during the third quarter of 2019. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

On March 6, 2017, EastGroup entered into sales agreements (the “March 2017 Sales Agreements”) in connection with its continuous equity program with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; Jefferies LLC; and Raymond James & Associates, Inc. to sell up to an aggregate of 10,000,000 shares of its common stock from time to time. On February 15, 2018, the Company entered into sales agreements with BTIG, LLC; Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC, which are substantially similar to the March 2017 Sales Agreements, and entered into corresponding amendments to the March 2017 Sales Agreements. Pursuant to the agreements, the shares may be offered and sold in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The Company has sold an aggregate of 6,327,391 shares of common stock under the sales agency financing agreements, and as of July 26, 2019, EastGroup may offer and sell an additional 3,672,609 shares of common stock through the sales agents.

During the six months ended June 30, 2019, EastGroup issued and sold 1,022,257 shares of common stock under its continuous equity program at an average price of $112.49 per share with gross proceeds to the Company of $114,995,000. The Company incurred offering-related costs of $1,559,000 during the six months, resulting in net proceeds to the Company of $113,436,000.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2018, did not materially change during the six months ended June 30, 2019, except for the changes in Unsecured bank credit facilities, Unsecured debt and Secured debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 14 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of June 30, 2019.

	July – December 2019	2020	2021	2022		2023	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	195,880	(1)	—	—	195,880	196,428	(2)
Weighted average interest rate	—	—	—	3.40%	(3)	—	—	3.40%
Unsecured debt - fixed rate (in thousands)	$75,000	105,000	40,000	75,000		115,000	395,000	805,000	821,107	(4)
Weighted average interest rate	2.85%	3.55%	2.34%	3.03%		2.96%	3.84%	3.44%
Secured debt - fixed rate (in thousands)	$4,469	9,096	89,562	32,770		119	1,925	137,941	141,099	(4)
Weighted average interest rate	4.44%	4.43%	4.55%	4.09%		3.85%	3.85%	4.42%

(1)
The variable-rate unsecured bank credit facilities mature in July 2022 and as of June 30, 2019, have balances of $165,000,000 on the $350 million unsecured bank credit facility and $30,880,000 on the $45 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of June 30, 2019.

(4)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of June 30, 2019, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 34 basis points, interest expense and cash flows would increase or decrease by approximately $666,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 4.	CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s second fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibits
The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019:

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (filed herewith).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (furnished herewith).
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (filed herewith)
101.1.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.5.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 26, 2019

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer