Form 10-Q
period 2019-09-30
EASTGROUP PROPERTIES INC
filed 2019-10-25
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of October 24, 2019 was 38,409,619.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I.  FINANCIAL INFORMATION.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Real estate properties	$2,739,657	2,553,481
Development and value-add properties	354,238	263,664
	3,093,895	2,817,145
Less accumulated depreciation	(854,368)	(814,915)
	2,239,527	2,002,230
Real estate assets held for sale	15,949	—
Unconsolidated investment	7,596	7,870
Cash	130	374
Other assets	137,242	121,231
TOTAL ASSETS	$2,400,444	2,131,705

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities	$138,579	193,926
Unsecured debt	838,581	723,400
Secured debt	135,330	188,461
Accounts payable and accrued expenses	122,427	86,563
Other liabilities	56,857	34,652
Total Liabilities	1,291,774	1,227,002

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 38,409,217 shares issued and outstanding at September 30, 2019 and 36,501,356 at December 31, 2018	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,442,745	1,222,547
Distributions in excess of earnings	(336,645)	(326,193)
Accumulated other comprehensive income	378	6,701
Total Stockholders’ Equity	1,106,482	903,059
Noncontrolling interest in joint ventures	2,188	1,644
Total Equity	1,108,670	904,703
TOTAL LIABILITIES AND EQUITY	$2,400,444	2,131,705

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Income from real estate operations	$83,913	75,306	244,333	221,146
Other revenue	25	20	504	1,268
	83,938	75,326	244,837	222,414
EXPENSES
Expenses from real estate operations	23,756	21,718	68,980	63,847
Depreciation and amortization	25,990	22,970	77,027	67,463
General and administrative	3,151	3,060	11,501	10,263
Indirect leasing costs	110	—	306	—
	53,007	47,748	157,814	141,573
OTHER INCOME (EXPENSE)
Interest expense	(8,522)	(8,804)	(26,214)	(26,253)
Gain on sales of real estate investments	—	4,051	11,406	14,273
Other	166	216	(157)	1,192
NET INCOME	22,575	23,041	72,058	70,053
Net income attributable to noncontrolling interest in joint ventures	(4)	(31)	(5)	(103)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	22,571	23,010	72,053	69,950
Other comprehensive income (loss) - cash flow hedges	(256)	553	(6,323)	5,345
TOTAL COMPREHENSIVE INCOME	$22,315	23,563	65,730	75,295
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.60	0.64	1.94	1.99
Weighted average shares outstanding	37,771	35,716	37,064	35,204
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.60	0.64	1.94	1.98
Weighted average shares outstanding	37,869	35,798	37,136	35,265

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

For the nine months ended September 30, 2019.

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2018	$4	1,222,547	(326,193)	6,701	1,644	904,703
Net income	—	—	22,529	—	5	22,534
Net unrealized change in fair value of cash flow hedges	—	—	—	(2,313)	—	(2,313)
Common dividends declared – $0.72 per share	—	—	(26,520)	—	—	(26,520)
Stock-based compensation, net of forfeitures	—	1,447	—	—	—	1,447
Issuance of 232,205 shares of common stock, common stock offering, net of expenses	—	24,400	—	—	—	24,400
Issuance of 571 shares of common stock, dividend reinvestment plan	—	54	—	—	—	54
Withheld 28,955 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,788)	—	—	—	(2,788)
Distributions to noncontrolling interest	—	—	—	—	(43)	(43)
BALANCE, MARCH 31, 2019	4	1,245,660	(330,184)	4,388	1,606	921,474
Net income	—	—	26,953	—	(4)	26,949
Net unrealized change in fair value of cash flow hedges	—	—	—	(3,754)	—	(3,754)
Common dividends declared – $0.72 per share	—	—	(27,106)	—	—	(27,106)
Stock-based compensation, net of forfeitures	—	2,291	—	—	—	2,291
Issuance of 790,052 shares of common stock, common stock offering, net of expenses	—	89,036	—	—	—	89,036
Issuance of 479 shares of common stock, dividend reinvestment plan	—	55	—	—	—	55
Distributions to noncontrolling interest	—	—	—	—	(43)	(43)
BALANCE, JUNE 30, 2019	4	1,337,042	(330,337)	634	1,559	1,008,902
Net income	—	—	22,571	—	4	22,575
Net unrealized change in fair value of cash flow hedges	—	—	—	(256)	—	(256)
Common dividends declared – $0.75 per share	—	—	(28,879)	—	—	(28,879)
Stock-based compensation, net of forfeitures	—	1,739	—	—	—	1,739
Issuance of 849,751 shares of common stock, common stock offering, net of expenses	—	103,911	—	—	—	103,911
Issuance of 441 shares of common stock, dividend reinvestment plan	—	53	—	—	—	53
Purchase of noncontrolling interest in joint venture	—	—	—	—	668	668
Distributions to noncontrolling interest	—	—	—	—	(43)	(43)
BALANCE, SEPTEMBER 30, 2019	$4	1,442,745	(336,645)	378	2,188	1,108,670

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

For the nine months ended September 30, 2018.

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2017	$3	1,061,153	(317,032)	5,348	1,658	751,130
Net income	—	—	28,713	—	35	28,748
Net unrealized change in fair value of cash flow hedges	—	—	—	3,606	—	3,606
Common dividends declared – $0.64 per share	—	—	(22,388)	—	—	(22,388)
Stock-based compensation, net of forfeitures	—	1,044	—	—	—	1,044
Issuance of 179,501 shares of common stock, common stock offering, net of expenses	—	14,602	—	—	—	14,602
Issuance of 667 shares of common stock, dividend reinvestment plan	—	54	—	—	—	54
Withheld 23,824 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,055)	—	—	—	(2,055)
Distributions to noncontrolling interest	—	—	—	—	(65)	(65)
BALANCE, MARCH 31, 2018	3	1,074,798	(310,707)	8,954	1,628	774,676
Net income	—	—	18,227	—	37	18,264
Net unrealized change in fair value of cash flow hedges	—	—	—	1,186	—	1,186
Common dividends declared – $0.64 per share	—	—	(22,875)	—	—	(22,875)
Stock-based compensation, net of forfeitures	—	1,885	—	—	—	1,885
Issuance of 750,282 shares of common stock, common stock offering, net of expenses	1	67,553	—	—	—	67,554
Issuance of 565 shares of common stock, dividend reinvestment plan	—	54	—	—	—	54
Distributions to noncontrolling interest	—	—	—	—	(43)	(43)
BALANCE, JUNE 30, 2018	4	1,144,290	(315,355)	10,140	1,622	840,701
Net income	—	—	23,010	—	31	23,041
Net unrealized change in fair value of cash flow hedges	—	—	—	553	—	553
Common dividends declared – $0.72 per share	—	—	(26,065)	—	—	(26,065)
Stock-based compensation, net of forfeitures	—	1,574	—	—	—	1,574
Issuance of 316,102 shares of common stock, common stock offering, net of expenses	—	30,170	—	—	—	30,170
Distributions to noncontrolling interest	—	—	—	—	(43)	(43)
BALANCE, SEPTEMBER 30, 2018	$4	1,176,034	(318,410)	10,693	1,610	869,931

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$72,058	70,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,027	67,463
Stock-based compensation expense	4,177	4,033
Net gain on sales of real estate investments and non-operating real estate	(11,406)	(14,359)
Gain on casualties and involuntary conversion on real estate assets	(100)	(1,150)
Changes in operating assets and liabilities:
Accrued income and other assets	2,137	628
Accounts payable, accrued expenses and prepaid rent	25,547	13,997
Other	1,256	1,330
NET CASH PROVIDED BY OPERATING ACTIVITIES	170,696	141,995
INVESTING ACTIVITIES
Development and value-add properties	(191,872)	(118,489)
Purchases of real estate	(94,414)	(52,934)
Real estate improvements	(27,796)	(26,779)
Net proceeds from sales of real estate investments and non-operating real estate	18,102	24,508
Proceeds from casualties and involuntary conversion on real estate assets	187	1,483
Repayments on mortgage loans receivable	30	1,977
Changes in accrued development costs	3,946	1,896
Changes in other assets and other liabilities	(16,169)	(9,804)
NET CASH USED IN INVESTING ACTIVITIES	(307,986)	(178,142)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	660,431	311,641
Repayments on unsecured bank credit facilities	(716,155)	(336,789)
Proceeds from unsecured debt	190,000	60,000
Repayments on unsecured debt	(75,000)	(50,000)
Repayments on secured debt	(53,301)	(8,410)
Debt issuance costs	(252)	(1,857)
Distributions paid to stockholders (not including dividends accrued)	(80,110)	(45,449)
Proceeds from common stock offerings	213,562	112,325
Proceeds from dividend reinvestment plan	162	166
Other	(2,291)	(5,239)
NET CASH PROVIDED BY FINANCING ACTIVITIES	137,046	36,388
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(244)	241
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	374	16
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130	257
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $6,067 and $4,545 for 2019 and 2018, respectively	$23,229	23,112
Cash paid for operating lease liabilities	962	—
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$15,435	—

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of EastGroup, its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest. As of September 30, 2019 and December 31, 2018, EastGroup had an 80% controlling interest in University Business Center 120 and 130.

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

The new standard’s narrow definition of initial direct costs for leases — The new definition of initial direct costs results in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup recorded Indirect leasing costs of $110,000 and $306,000 on the Consolidated Statements of Income and Comprehensive Income during the three and nine months ended September 30, 2019.

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

The table below presents the components of Income from real estate operations for the three and nine months ended September 30, 2019:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)

Lease income — operating leases	$62,901	183,271
Variable lease income (1)	21,012	61,062
Income from real estate operations	$83,913	244,333

(1)	Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

Future Minimum Rental Receipts Under Non-Cancelable Leases
The Company’s leases with its customers may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate. In calculating the disclosures presented below, the Company included the fixed, non-cancelable terms of the leases. The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of September 30, 2019:

Years Ending December 31,	(In thousands)
2019 - Remainder of year	$62,995
2020	242,199
2021	200,587
2022	156,626
2023	120,445
Thereafter	249,075
Total minimum receipts	$1,031,927

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the periods ended September 30, 2019 and September 30, 2018, the Company did not identify any impairment charges which should be recorded.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $21,384,000 and $63,650,000 for the three and nine months ended September 30, 2019, respectively, and $18,960,000 and $55,785,000 for the same periods in 2018.

The Company’s Real estate properties and Development and value-add properties at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Real estate properties:
Land	$418,346	380,684
Buildings and building improvements	1,847,038	1,732,592
Tenant and other improvements	462,031	440,205
Right of use assets — Ground leases (operating) (1)	12,242	—
Development and value-add properties (2)	354,238	263,664
	3,093,895	2,817,145
Less accumulated depreciation	(854,368)	(814,915)
	$2,239,527	2,002,230

(1)	See below and in Note 20 for information regarding the Company’s right of use assets for ground leases.

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

Ground Leases
On January 1, 2019, EastGroup adopted the principles of FASB Accounting Standards Codification (“ASC”) 842, Leases, as further discussed in Note 20. In connection with the adoption, the Company recorded right of use assets for its ground leases, which are classified as operating leases, using the effective date transition option; under this option, prior years are not restated. As of January 1, 2019, the Company recorded right of use assets for its ground leases of $10,226,000. In April 2019, the Company acquired Logistics Center 6 & 7 in Dallas, which is located on land under a ground lease. The Company recorded a right of use asset of $2,679,000 in connection with this acquisition. As of September 30, 2019, the unamortized balance of the Company’s right of use assets for its ground leases was $12,242,000. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

As of September 30, 2019, the Company operated two properties in Florida, three properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to October 2058, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually. The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. Total ground lease expenditures were $261,000 and $705,000 for the three and nine months ended September 30, 2019, respectively, and $193,000 and $585,000 for the same periods in 2018. Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. These future changes in payments will be considered variable payments and will not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease term as of September 30, 2019, for the ground leases is 44 years. The following schedule indicates approximate future minimum ground lease payments for these properties by year as of September 30, 2019:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2019 - Remainder of year	$242
2020	970
2021	970
2022	970
2023	975
Thereafter	39,914
Total minimum payments	44,041
Imputed interest (1)	(31,538)
Amortization	(228)
Total ground leases	$12,275

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
$34,706

At December 31, 2018, the Company had the same ground leases in place as mentioned above, with the exception of the ground lease associated with Logistics Center 6 & 7 which was executed in April 2019, and recorded ground lease expenditures of $783,000 for the year ended December 31, 2018.

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

The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2018 and the first nine months of 2019 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2018 and 2019 acquisitions.

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

Amortization expense for in-place lease intangibles was $1,321,000 and $3,653,000 for the three and nine months ended September 30, 2019, respectively, and $1,157,000 and $3,202,000 for the same periods in 2018. Amortization of above and below market leases increased rental income by $366,000 and $842,000 for the three and nine months ended September 30, 2019, respectively, and $217,000 and $477,000 for the same periods in 2018.

During the nine months ended September 30, 2019, the Company acquired the following operating properties: Airways Business Center in Denver; 385 Business Park in Greenville; and Grand Oaks 75 Business Center 1 in Tampa. The Company also acquired the following value-add properties: Logistics Center 6 & 7 in Dallas; Arlington Tech Centre 1 & 2 in Arlington (Dallas); and Grand Oaks 75 Business Center 2 in Tampa. At the time of acquisition, these value-add properties were classified in the lease-up phase. The total cost for the properties acquired by the Company was $118,591,000, of which $74,467,000 was allocated to Real estate properties and $38,035,000 was allocated to Development and value-add properties. EastGroup allocated $16,115,000 of the total purchase price to land using third party land valuations for the Denver, Greenville, Tampa and Dallas markets. Logistics Center 6 & 7 is located on land under a ground lease; therefore, no value was allocated to land for this transaction. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 17 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $7,406,000 to in-place lease intangibles and $312,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets) and $1,629,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

Also during the nine months ended September 30, 2019, EastGroup acquired 6.5 acres of land in San Diego for $13,386,000. In connection with the acquisition, the Company allocated value to land and below market leases. EastGroup recorded land of $13,979,000 based on third party land valuations for the San Diego market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement. This land, which is included in Real estate properties on the Consolidated Balance Sheets, is currently leased to a tenant that operates a parking lot on the site. The Company recorded $593,000 to below

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

market leases in connection with this land acquisition. These costs are amortized over the remaining life of the associated lease in place at the time of acquisition.

During the year ended December 31, 2018, the Company acquired the following operating properties: Gwinnett 316 in Atlanta; Eucalyptus Distribution Center in Chino (Los Angeles); Allen Station I & II in Dallas; and Greenhill Distribution Center in Austin. The Company also acquired one value-add property, Siempre Viva Distribution Center I in San Diego. At the time of acquisition, Siempre Viva I was classified in the lease-up phase. The total cost for the properties acquired by the Company was $71,086,000, of which $54,537,000 was allocated to Real estate properties and $13,934,000 was allocated to Development and value-add properties. EastGroup allocated $23,263,000 of the total purchase price to land using third party land valuations for the Atlanta, Dallas, Austin, San Diego and Chino (Los Angeles) markets. Intangibles associated with the purchase of real estate were allocated as follows: $4,350,000 to in-place lease intangibles and $21,000 to above market leases and $1,756,000 to below market leases. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the periods ended September 30, 2019 and September 30, 2018.

(8)	REAL ESTATE SOLD AND HELD FOR SALE/DISCONTINUED OPERATIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of September 30, 2019, the Company owned three operating properties, University Business Center 130, University Business Center 125 and University Business Center 175, that were classified as held for sale on the September 30, 2019 Consolidated Balance Sheet. The properties are expected to be sold in the fourth quarter of 2019. The Company did not classify any properties as held for sale as of December 31, 2018.

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

The Company does not consider its sales in 2018 and the nine months ended September 30, 2019, or the properties classified as held for sale as of September 30, 2019, to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

The Company sold World Houston 5 and Altamonte Commerce Center during the nine months ended September 30, 2019. The properties, which together contain 237,000 square feet and are located in Houston and Orlando, respectively, were sold for an aggregate of $18.7 million, and the Company recognized gains on the sales of $11.4 million.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Leasing costs (principally commissions)	$87,887	78,985
Accumulated amortization of leasing costs	(34,765)	(30,185)
Leasing costs (principally commissions), net of accumulated amortization	53,122	48,800

Acquired in-place lease intangibles	26,841	21,696
Accumulated amortization of acquired in-place lease intangibles	(11,227)	(9,833)
Acquired in-place lease intangibles, net of accumulated amortization	15,614	11,863

Acquired above market lease intangibles	1,689	1,465
Accumulated amortization of acquired above market lease intangibles	(953)	(902)
Acquired above market lease intangibles, net of accumulated amortization	736	563

Straight-line rents receivable	39,501	36,022
Accounts receivable	3,698	5,433
Mortgage loans receivable	2,564	2,594
Interest rate swap assets	1,405	6,701
Right of use assets — Office leases (operating) (1)	2,223	—
Receivable for common stock offerings	3,785	—
Goodwill	990	990
Prepaid expenses and other assets	13,604	8,265
Total Other assets	$137,242	121,231

(1)	See Note 20 for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets for office leases.

(10)	DEBT

The Company’s debt is detailed below. EastGroup presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets.

	September 30, 2019	December 31, 2018
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$140,006	195,730
Unamortized debt issuance costs	(1,427)	(1,804)
Unsecured bank credit facilities	138,579	193,926

Unsecured debt - fixed rate, carrying amount (1)	840,000	725,000
Unamortized debt issuance costs	(1,419)	(1,600)
Unsecured debt	838,581	723,400

Secured debt - fixed rate, carrying amount (1)	135,719	189,038
Unamortized debt issuance costs	(389)	(577)
Secured debt	135,330	188,461

Total debt	$1,112,490	1,105,787

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

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

The $350 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. The Company had designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap’s maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company’s unsecured bank credit facilities.  As of September 30, 2019, the Company had $110,000,000 of variable rate borrowings on this unsecured  bank credit facility with a weighted average interest rate of 3.048%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company’s $45 million unsecured bank credit facility has a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of September 30, 2019, the interest rate was 3.016% on a balance of $30,006,000.

In March 2019, the Company closed $80 million of senior unsecured private placement notes with an insurance company. The notes have a 10-year term and a fixed interest rate of 4.27% with semi-annual interest payments. In August 2019, the Company closed $35 million of senior unsecured private placement notes with an insurance company. The notes have a 12-year term and a fixed interest rate of 3.54% with semi-annual interest payments. Also in August 2019, the Company closed $75 million of senior unsecured private placement notes with an insurance company. The notes have a 10-year term and a fixed rate of 3.47% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In July 2019, the Company repaid a $75 million unsecured term loan at maturity with an effectively fixed interest rate of 2.846%.

Scheduled principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), as of September 30, 2019, are as follows:

Years Ending December 31,	(In thousands)
2019 - Remainder of year	$2,248
2020	114,096
2021	129,562
2022	107,770
2023	115,119
2024 and beyond	506,924
Total	$975,719

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Property taxes payable	$38,258	10,718
Development costs payable	19,356	15,410
Real estate improvements and capitalized leasing costs payable	6,729	3,911
Interest payable	6,070	4,067
Dividends payable	30,133	27,738
Book overdraft (1)	13,912	15,048
Other payables and accrued expenses	7,969	9,671
Total Accounts payable and accrued expenses	$122,427	86,563

(1)
Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit.

(12)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Security deposits	$19,799	18,432
Prepaid rent and other deferred income	11,151	12,728
Operating lease liabilities — Ground leases (1)	12,275	—
Operating lease liabilities — Office leases (1)	2,246	—

Acquired below-market lease intangibles	8,112	5,891
Accumulated amortization of below-market lease intangibles	(4,011)	(3,028)
Acquired below-market lease intangibles, net of accumulated amortization	4,101	2,863

Interest rate swap liabilities	1,027	—
Prepaid tenant improvement reimbursements	607	614
Other liabilities	5,651	15
Total Other liabilities	$56,857	34,652

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$634	10,140	6,701	5,348
Change in fair value of interest rate swaps - cash flow hedges	(256)	553	(6,323)	5,345
Balance at end of period	$378	10,693	378	10,693

(14)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of September 30, 2019, the Company had six interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Other comprehensive income and is subsequently reclassified into earnings through interest expense as interest payments are made in the period that the hedged forecasted transaction affects earnings.

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company’s variable-rate debt. The Company estimates that an additional $260,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2019 and December 31, 2018, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of September 30, 2019	Notional Amount as of December 31, 2018
	(In thousands)
Interest Rate Swap	$—	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000
Interest Rate Swap	$100,000	$—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of September 30, 2019		Derivatives As of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$1,405	Other assets	$6,701
Interest rate swap liabilities	Other liabilities	1,027	Other liabilities	—

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income on derivatives	$153	1,002	(4,595)	6,236
Amount of (income) loss reclassified from Accumulated other comprehensive income into Interest expense	(409)	(449)	(1,728)	(891)

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of September 30, 2019, the fair value of derivatives in a net liability position related to these agreements was $1,027,000.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$22,571	23,010	72,053	69,950
Denominator – weighted average shares outstanding	37,771	35,716	37,064	35,204
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$22,571	23,010	72,053	69,950
Denominator:
Weighted average shares outstanding	37,771	35,716	37,064	35,204
Unvested restricted stock	98	82	72	61
Total Shares	37,869	35,798	37,136	35,265

(16)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,739,000 and $4,752,000 for the three and nine months ended September 30, 2019, respectively, of which $523,000 and $1,300,000 were capitalized as part of the Company’s development costs. For the three and nine months ended September 30, 2018, stock-based compensation cost for employees was $1,574,000 and $3,725,000, respectively, of which $365,000 and $824,000 were capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $1,000 and $725,000 for the three and nine months ended September 30, 2019, respectively, and $1,000 and $1,132,000 for the same periods of 2018.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the first quarter of 2019, the Committee approved an equity compensation plan (the “2019 Annual Plan”) for the Company’s executive officers based upon certain annual performance measures for 2019; the plan is comprised of three components. The first component of the 2019 Annual Plan is based upon the following Company performance measures for 2019: (i) same property net operating income change, (ii) debt-to EBITDAre ratio, and (iii) fixed charge coverage. During the first quarter of 2020, the Committee will measure the Company’s performance for 2019 against bright-line tests established by the Committee on the grant date of March 7, 2019. The aggregate number of shares that may be earned for the achievement of the annual performance measures could range from zero to 9,594. These shares, which have a grant date fair value of $105.97, would vest 20% on the date shares are determined and 20% per year on each January 1 for the subsequent four years. On the grant date of March 7, 2019, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

The second component of the 2019 Annual Plan is based upon the Company’s FFO per share for 2019. During the first quarter of 2020, the Committee will measure the Company’s performance for 2019 against bright-line tests established by the Committee on the grant date of August 28, 2019. The aggregate number of shares that may be earned for the achievement of the annual performance measures for FFO could range from zero to 15,992. These shares, which have a grant date fair value of $122.61, would vest 20% on the date shares are determined and 20% per year on each January 1 for the subsequent four years. On the grant date of August 28, 2019, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

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

The component of the long-term equity compensation plan based on total shareholder return is subject to bright-line tests that will compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The plan will measure the bright-line tests over the three-year period ending December 31, 2021. During the first quarter of 2022, the Committee will measure the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of March 7, 2019.  The aggregate number of shares to be earned on the measurement date could range from zero to 34,812.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2022 and 25% on January 1, 2023. On the grant date of March 7, 2019, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on March 7, 2019. On that date, an aggregate of 9,947 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $105.97, will vest 25% in the first quarter of 2020 and 25% on January 1 in years 2021, 2022 and 2023. The shares are being expensed on a straight-line basis over the remaining service period.

During the second quarter of 2019, an aggregate of 10,175 shares were granted to certain non-executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $112.14 per share, will vest 20% per year on January 1 in years 2020, 2021, 2022, 2023 and 2024.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the nine months ended September 30, 2019, the Company withheld 28,955 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the nine months ended September 30, 2019, was $6,671,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended		Nine Months Ended
Award Activity:	September 30, 2019		September 30, 2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	131,095	$82.79	143,525	$70.29
Granted (1) (2)	—	—	59,943	94.62
Forfeited	—	—	(3,010)	86.19
Vested	(71)	88.86	(69,434)	67.01
Unvested at end of period	131,024	$82.79	131,024	$82.79

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
goals at the end of the open performance periods, the number of shares earned could range from zero to 113,305.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$130	130	374	374
Mortgage loans receivable	2,564	2,608	2,594	2,571
Interest rate swap assets	1,405	1,405	6,701	6,701
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	140,006	140,467	195,730	196,423
Unsecured debt (2)	840,000	864,265	725,000	718,364
Secured debt (2)	135,719	138,938	189,038	191,742
Interest rate swap liabilities	1,027	1,027	—	—
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

As previously reported in the Company’s annual report on Form 10-K for the year ended December 31, 2018 and the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, and June 30, 2019, the Company had been involved in pending litigation related to an action against the Company and certain of its officers in connection with the Company’s November 2016 purchase of a land parcel, alleging breach of contract and other claims in law and in equity. The Company asserted numerous affirmative defenses. In an effort to resolve the litigation, EastGroup made an initial settlement offer for $497,000, which was reserved in the Company’s financial statements as of December 31, 2018 and March 31, 2019. During the three months ended June 30, 2019, the parties came to a mediated resolution of the matter; losses related to the matter are included in Other on the Consolidated Statements of Income and Comprehensive Income. As of June 30, 2019, the matter was resolved. Even though the matter was settled, the case dismissed and releases exchanged among all parties, the Plaintiff has filed an appeal of the order compelling him to comply with the settlement. The Company has moved to dismiss the appeal and the court deferred ruling on the motion, carrying it with the case. The Plaintiff has filed his initial brief and EastGroup will file its answer brief on or before November 15, 2019. Plaintiff will then serve his reply. The court may or may not hold oral argument and will then render its decision. All monies owed under the settlement have been paid to the Plaintiff’s lawyers and were accounted for as stated above.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and in subsequent periods, issued ASU 2018-10, 2018-11, and 2018-20, all of which relate to the new lease accounting guidance. The Company adopted the new lease accounting guidance effective January 1, 2019, and has applied its provisions on a prospective basis. The following changes are applicable to the Company’s financial condition and results of operations:

•
Lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases. As of January 1, 2019, the Company recorded its right of use asset and lease liability values for its operating leases as follows: office leases of $2,376,000 and ground leases of $10,226,000. During the three months ended June 30, 2019, the Company entered into new operating leases, resulting in the recording of the following right of use assets and lease liabilities: office leases of $155,000 and ground leases of $2,679,000. The combined values are less than 1% of the Company’s Total assets as of September 30, 2019.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•
Lessor accounting is largely unchanged under ASU 2016-02. The Company’s primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to account for its leases in substantially the same manner. The most significant changes for the Company related to lessor accounting include:

◦
The new standard’s narrow definition of initial direct costs for leases — The new definition of initial direct costs results in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup recorded Indirect leasing costs of $110,000 and $306,000 on the Consolidated Statements of Income and Comprehensive Income during the three and nine months ended September 30, 2019.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(21)	SUBSEQUENT EVENTS

In October 2019, the Company closed a $100 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.50%) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.75%.

Subsequent to September 30, 2019, EastGroup acquired Siempre Viva Distribution Center II, a 60,000 square foot distribution building in the Otay Mesa submarket of San Diego. The 100% leased building was purchased for $8.6 million and is located in the same business park as Siempre Viva Distribution Center I, also a fully occupied property, which was acquired by the Company in 2018.

Also in October 2019, EastGroup acquired Interstate Commons Distribution Center in the southwest submarket of Phoenix for $9.2 million. Through eminent domain procedures, the Company previously sold the property to the Arizona Department of Transportation for $10.0 million in 2016. The two value-add, multi-tenant distribution buildings, which are located adjacent to existing EastGroup assets, contain 142,000 square feet and will be re-developed by the Company with a projected total investment of $12 million.

EastGroup is currently under contract to purchase Southwest Commerce Center, a three building complex in Las Vegas. The recently-developed, multi-tenant buildings contain 196,000 square feet and are currently 48% leased. The total projected investment for this value-add property is $30 million; the Company plans to close the acquisition during the fourth quarter of 2019.

The Company is also under contract to purchase Rocky Point Distribution Center in San Diego. The $45 million acquisition of two recently constructed, multi-tenant distribution buildings, which contain a total of 227,000 square feet, is expected to close during the fourth quarter of 2019. The 118,000 square foot building is currently 100% leased, and the 109,000 square foot building is considered a value-add property with no leasing to-date.

The Company and its joint venture partner are currently under contract to sell University Business Center 130, a 40,000 square foot building in Santa Barbara, for $11.5 million. EastGroup owns 80% of the building through a joint venture arrangement. The sale is expected to close during the fourth quarter of 2019, and the Company expects to record a gain on the sale.

The Company is also under contract to sell University Business Center 125 and 175 (125,000 square feet) in Santa Barbara for a combined sales price of $24.3 million. The sales are expected to close during the fourth quarter of 2019, and EastGroup expects to record gains on the sales.

EastGroup is also under contract to sell Southpointe Distribution Center, a 207,000 square foot distribution building in Tucson, for $14 million. The sale is expected to close during the fourth quarter of 2019, and the Company expects to record a gain on the sale.

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

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the three months ended September 30, 2019, EastGroup issued 849,751 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $103.9 million. During the nine months ended September 30, 2019, EastGroup issued 1,872,008 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $217.3 million. Also during the nine months ended September 30, 2019, the Company closed $190 million of senior unsecured private placement notes. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue source is rental income.  During the nine months ended September 30, 2019, EastGroup executed new and renewal leases on 5,099,000 square feet (12.5% of EastGroup’s total square footage of 40,689,000). During the first nine months of 2019, average rental rates on new and renewal leases increased by 17.0%.

The annual same property pool (defined as operating properties owned during the entire current and prior year reporting periods — January 1, 2018 through September 30, 2019) Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations increased 4.0% for the nine months ended September 30, 2019, as compared to the same period in 2018.

EastGroup’s portfolio was 97.9% leased as of September 30, 2019, compared to 97.1% at September 30, 2018.  Leases scheduled to expire for the remainder of 2019 were 1.8% of the portfolio on a square foot basis at September 30, 2019, and this percentage was reduced to 1.5% as of October 24, 2019.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the nine months ended September 30, 2019, EastGroup acquired three value-add properties containing 443,000 square feet in Dallas and Tampa for $38.4 million and 78.5 acres of development land in Houston and Tampa for $18.5 million. During the same period, the Company began construction of 14 development projects containing 2,103,000 square feet in Miami, Orlando, Fort Myers, Charlotte, Dallas, San Antonio, Houston, Austin and Phoenix.  EastGroup also transferred eight development projects and value-add acquisitions (988,000 square feet) in Miami, Orlando, Fort Myers, Dallas, Phoenix, San Diego and Charlotte from its development and value-add program to real estate properties, with costs of $96.2 million at the date of transfer.  As of September 30, 2019, EastGroup’s development and value-add program consisted of 26 projects (3,823,000 square feet) located in 11 cities.  The projected total investment for the development and value-add projects, which were collectively 47% leased as of October 24, 2019, is $359 million, of which $107 million remained to be invested as of September 30, 2019.

During the nine months ended September 30, 2019, EastGroup acquired 706,000 square feet of operating properties in Denver, Greenville and Tampa for $80.2 million and 7.0 acres of operating land in San Diego and San Francisco for $13.9 million. Also during the nine months ended September 30, 2019, the Company sold 237,000 square feet of operating properties, generating gross proceeds of $18.7 million. EastGroup recognized $11.4 million in Gain on sales of real estate investments.

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

The Company’s chief decision makers use two primary measures of operating results in making decisions:  (1) funds from operations attributable to common stockholders (“FFO”), and (2) property net operating income (“PNOI”).

FFO is computed in accordance with standards established by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”). In December 2018, Nareit issued the “Nareit Funds from Operations White Paper - 2018 Restatement” (the “2018 White Paper”), which reaffirmed, and in some cases refined, Nareit's prior determinations concerning FFO. The guidance in the 2018 White Paper allows preparers an option as it pertains to whether gains or losses on sale, or impairment charges, on real estate assets incidental to a REIT's business are excluded from the calculation of FFO. EastGroup has made the election to exclude activity related to such assets that are incidental to our business. The Company has revised prior periods to reflect this guidance.

FFO is calculated as net income (loss) attributable to common stockholders computed in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding gains and losses from sales of real estate property (including other assets incidental to the Company’s business) and impairment losses, adjusted for real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed below), interest rates, the amount of leverage the Company employs and general and administrative expenses.

PNOI is defined as Income from real estate operations less Expenses from real estate operations (including market-based internal management fee expense) plus the Company’s share of income and property operating expenses from its less-than-wholly-owned real estate investments.

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis. The Company believes it is useful to evaluate Same PNOI Excluding Income from Lease Terminations on both a straight-line and cash basis. The straight-line basis is calculated by averaging the customers’ rent payments over the lives of the leases; GAAP requires the recognition of rental income on the straight-line basis. The cash basis excludes adjustments for straight-line rent and amortization of market rent intangibles for acquired leases; the cash basis is an indicator of the rents charged to customers by the Company during the periods presented and is useful in analyzing the embedded rent growth in the Company’s portfolio. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and nine months ended September 30, 2019, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2018 through September 30, 2019.

FFO and PNOI are supplemental industry reporting measurements used to evaluate the performance of the Company’s investments in real estate assets and its operating results. The Company believes that the exclusion of depreciation and amortization in the industry’s calculations of PNOI and FFO provides supplemental indicators of the properties’ performance since real estate values have historically risen or fallen with market conditions.  PNOI and FFO as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other real estate investment trusts (“REITs”).  Investors should be aware that items excluded from or added back to FFO are significant components in understanding and assessing the Company’s financial performance.

PNOI was calculated as follows for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Income from real estate operations	$83,913	75,306	244,333	221,146
Expenses from real estate operations	(23,756)	(21,718)	(68,980)	(63,847)
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(43)	(77)	(137)	(237)
PNOI from 50% owned unconsolidated investment	244	217	732	652
PROPERTY NET OPERATING INCOME (“PNOI”)	$60,358	53,728	175,948	157,714

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
NET INCOME	$22,575	23,041	72,058	70,053
(Gain) on sales of real estate investments	—	(4,051)	(11,406)	(14,273)
(Gain) on sales of non-operating real estate	—	—	—	(86)
(Gain) on sales of other assets	—	—	—	(427)
Net loss on other	76	—	884	—
Interest income	(34)	(32)	(101)	(122)
Other revenue	(25)	(20)	(504)	(1,268)
Indirect leasing costs	110	—	306	—
Depreciation and amortization	25,990	22,970	77,027	67,463
Company’s share of depreciation from unconsolidated investment	36	33	106	95
Interest expense	8,522	8,804	26,214	26,253
General and administrative expense	3,151	3,060	11,501	10,263
Noncontrolling interest in PNOI of consolidated 80% joint ventures	(43)	(77)	(137)	(237)
PROPERTY NET OPERATING INCOME (“PNOI”)	60,358	53,728	175,948	157,714
PNOI from 2018 and 2019 Acquisitions	(1,978)	(534)	(4,078)	(655)
PNOI from 2018 and 2019 Development and Value-Add Properties	(5,494)	(2,348)	(13,631)	(4,778)
PNOI from 2018 and 2019 Operating Property Dispositions	—	(372)	(416)	(1,359)
Other PNOI	54	85	179	304
SAME PNOI	52,940	50,559	158,002	151,226
Net lease termination fee (income) from same properties	(34)	(34)	(940)	(173)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$52,906	50,525	157,062	151,053

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$22,571	23,010	72,053	69,950
Depreciation and amortization	25,990	22,970	77,027	67,463
Company’s share of depreciation from unconsolidated investment	36	33	106	95
Depreciation and amortization from noncontrolling interest	(48)	(45)	(141)	(133)
(Gain) on sales of real estate investments	—	(4,051)	(11,406)	(14,273)
(Gain) on sales of non-operating real estate	—	—	—	(86)
(Gain) on sales of other assets	—	—	—	(427)
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$48,549	41,917	137,639	122,589
Net income attributable to common stockholders per diluted share	$0.60	0.64	1.94	1.98
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$1.28	1.17	3.71	3.48	1.0	(1)
Diluted shares for earnings per share and funds from operations	37,869	35,798	37,136	35,265

(1)
The Company initially reported FFO of $3.49 per share during the nine months ended September 30, 2018. In connection with the Company's adoption of the Nareit Funds from Operations White Paper - 2018 Restatement, the Company now excludes from FFO the gains and losses on sales of non-operating real estate and assets incidental to the Company’s business and therefore adjusted the prior year results, including the Company’s FFO for 2018, to conform to the updated definition of FFO. There was no impact to the three months ended September 30, 2018, as there were no sales incidental to the Company’s business during that period.

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•
The FFO change per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO for the three months ended September 30, 2019 was $1.28 per share compared to $1.17 per share for the same period of 2018, an increase of 9.4%. For the nine months ended September 30, 2019, FFO was $3.71 per share compared with $3.48 per share for the same period of 2018, an increase of 6.6%. See Note (1) in the table above for a description of the adjustments made to 2018 FFO.

•
For the three months ended September 30, 2019, PNOI increased by $6,630,000, or 12.3%, compared to the same period in 2018. PNOI increased $3,146,000 from newly developed and value-add properties, $2,381,000 from same property operations and $1,444,000 from 2018 and 2019 acquisitions; PNOI decreased $372,000 from operating properties sold in 2018 and 2019.

For the nine months ended September 30, 2019, PNOI increased by $18,234,000, or 11.6%, compared to the same period in 2018. PNOI increased $8,853,000 from newly developed and value-add properties, $6,776,000 from same property operations and $3,423,000 from 2018 and 2019 acquisitions; PNOI decreased $943,000 from operating properties sold in 2018 and 2019.

•
The same property net operating income change represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through September 30, 2019). PNOI, excluding income from lease terminations, from same properties increased 4.7% and 4.0% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through September 30, 2019). Same property average occupancy was 97.2% for the three months ended September 30, 2019, compared to 95.8% for the same period of 2018. Same property average occupancy for the nine months ended September 30, 2019, was 96.9% compared to 96.2% for the same period of 2018.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2019, was 97.4%.  Quarter-end occupancy ranged from 95.7% to 96.9% over the previous four quarters ended September 30, 2018 to June 30, 2019.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (3.6% of total square footage) averaged 19.7% for the three months ended September 30, 2019. For the nine months ended September 30, 2019, rental rate increases on new and renewal leases (12.5% of total square footage) averaged 17.0%.

•
Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and nine months ended September 30, 2019 was $34,000 and $1,019,000, respectively, compared to $34,000 and $173,000 for the same periods of 2018.

•
In 2018 and prior years, the Company’s bad debt expense was included in Expenses from real estate operations. In 2019, the Company began recording reserves for uncollectible rent as reductions to Income from real estate operations. The Company recorded reserves for uncollectible rent of $26,000 and $339,000 for the three and nine months ended September 30, 2019, respectively, compared to $196,000 and $282,000 for the same periods of 2018.

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

FINANCIAL CONDITION
EastGroup’s assets were $2,400,444,000 at September 30, 2019, an increase of $268,739,000 from December 31, 2018.  Liabilities increased $64,772,000 to $1,291,774,000, and equity increased $203,967,000 to $1,108,670,000 during the same period.  The following paragraphs explain these changes in additional detail.

Assets

Real Estate Properties
Real estate properties increased $186,176,000 during the nine months ended September 30, 2019, primarily due to: (i) operating property acquisitions; (ii) the transfer of eight projects from Development and value-add properties (as detailed under Development and Value-Add Properties below); (iii) capital improvements at the Company’s properties; and (iv) right of use assets for the Company’s ground leases. These increases were partially offset by the operating property sales discussed below.

During the nine months ended September 30, 2019, EastGroup acquired the following operating properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2019	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Airways Business Center	Denver, CO	382,000	05/20/2019	$45,775
385 Business Park	Greenville, SC	155,000	07/31/2019	12,138
Grand Oaks 75 Business Center 1	Tampa, FL	169,000	09/06/2019	16,554
Total Real Estate Property Acquisitions		706,000		$74,467

(1)
Total cost of the operating properties acquired was $80,201,000, of which $74,467,000 was allocated to Real estate properties as indicated above.  The Company allocated $11,016,000 of the total purchase price to land using third party land valuations for the Denver, Greenville and Tampa markets. The market values are considered to be Level 3 inputs as defined by ASC 820 , Fair Value Measurement (see Note 17 in the Notes to Consolidated Financial Statements for additional information on ASC 820). Intangibles associated with the purchases of real estate were allocated as follows:  $6,983,000 to in-place lease intangibles and $312,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets) and $1,561,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

Also during the nine months ended September 30, 2019, EastGroup acquired 6.5 acres of land in San Diego for $13,386,000. In connection with the acquisition, the Company allocated value to land and below market leases. EastGroup recorded land of $13,979,000 based on third party land valuations for the San Diego market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement. This land, which is included in Real estate properties on the Consolidated Balance Sheets, is currently leased to a tenant that operates a parking lot on the site. The Company recorded $593,000 to below market leases in connection with this land acquisition. These costs are amortized over the remaining life of the associated lease in place at the time of acquisition.

EastGroup also acquired during the nine months ended September 30, 2019 a small parcel of land (0.5 acres) adjacent to its Yosemite Distribution Center in Milpitas (San Francisco), California, for $472,000.

During the nine months ended September 30, 2019, the Company made capital improvements of $29,333,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $5,084,000 on development and value-add projects subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2019, the Company sold World Houston 5 in Houston and Altamonte Commerce Center in Orlando. The properties (237,000 square feet combined) were sold for $18,658,000 and the Company recognized gains on the sales of $11,406,000.

In connection with the Company’s January 1, 2019, implementation of the new lease accounting standard, EastGroup recorded right of use assets for its ground leases (classified as operating leases). The unamortized balance of the Company’s right of use assets for its ground leases was $12,242,000 as of September 30, 2019. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at September 30, 2019 consisted of projects in lease-up and under construction of $252,107,000 and prospective development (primarily land) of $102,131,000.  The Company’s total investment in Development and value-add properties at September 30, 2019 was $354,238,000 compared to $263,664,000 at December 31, 2018.  Total capital invested for development during the first nine months of 2019 was $191,872,000, which consisted of costs of $173,719,000 and $13,069,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $5,084,000 on projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,810,000 and $4,797,000 for three and nine months ended September 30, 2019, respectively, compared to $1,271,000 and $3,504,000 in the same periods of 2018.

During the nine months ended September 30, 2019, EastGroup acquired the following value-add properties:

VALUE-ADD PROPERTIES ACQUIRED IN 2019	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Logistics Center 6 & 7	Dallas, TX	142,000	04/23/2019	$12,605
Arlington Tech Centre 1 & 2	Dallas, TX	151,000	08/16/2019	12,615
Grand Oaks 75 Business Center 2	Tampa, FL	150,000	09/06/2019	12,815
Total Value-Add Property Acquisitions		443,000		$38,035

(1)
Total cost of the value-add properties acquired was $38,390,000, of which $38,035,000 was allocated to Development and value-add properties as indicated above.  The Company allocated $5,099,000 of the total purchase price to land using third party land valuations for the Dallas and Tampa markets. The market values are considered to be Level 3 inputs as defined by ASC 820 , Fair Value Measurement (see Note 17 in the Notes to Consolidated Financial Statements for additional information on ASC 820). The Logistics Center acquisition is under a ground lease; therefore, no value was allocated to land for this transaction. Intangibles associated with the purchases were allocated as follows:  $423,000 to in-place lease intangibles (included in Other assets on the Consolidated Balance Sheets) and $68,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

Also during the nine months ended September 30, 2019, the Company acquired 78.5 acres of development land in Houston and Tampa for $18,523,000.

During the nine months ended September 30, 2019, EastGroup transferred eight development and value-add properties to Real estate properties with a total investment of $96,214,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2019 (1)	For the Nine Months Ended 9/30/2019	Cumulative as of 9/30/2019	Projected Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Broadmoor 2, Atlanta, GA	111,000	$—	1,471	7,885	8,300	11/19
Logistics Center 6 & 7, Dallas, TX (2)	142,000	—	14,462	14,462	16,400	01/20
Settlers Crossing 1, Austin, TX	77,000	—	974	7,234	9,900	01/20
Settlers Crossing 2, Austin, TX	83,000	—	1,228	8,343	9,200	01/20
Parc North 5, Dallas, TX	100,000	—	1,642	8,595	9,200	02/20
Ten West Crossing 8, Houston, TX	132,000	—	2,723	9,313	10,900	04/20
Tri-County Crossing 1 & 2, San Antonio, TX	203,000	—	5,813	14,708	16,700	04/20
Eisenhauer Point 7 & 8, San Antonio, TX	336,000	—	9,479	22,569	24,900	05/20
Airport Commerce Center 3, Charlotte, NC	96,000	—	2,704	8,497	8,900	06/20
Parc North 6, Dallas, TX	96,000	2,552	4,493	7,045	10,100	07/20
Arlington Tech Centre 1 & 2, Dallas, TX (3)	151,000		12,717	12,717	15,100	08/20
CreekView 121 5 & 6, Dallas, TX	139,000	—	6,834	12,439	15,900	09/20
Gateway 5, Miami, FL	187,000	11,944	9,365	21,309	22,400	09/20
Grand Oaks 75 2, Tampa, FL (4)	150,000		12,879	12,879	13,600	09/20
Total Lease-Up	2,003,000	14,496	86,784	167,995	191,500
UNDER CONSTRUCTION
Eisenhauer Point 9, San Antonio, TX	82,000	1,154	4,897	6,051	6,600	11/19
World Houston 43, Houston, TX	86,000	1,041	4,609	5,650	7,000	11/19
World Houston 45, Houston, TX	160,000	4,430	11,152	15,582	18,300	12/19
Steele Creek IX, Charlotte, NC	125,000	1,766	6,495	8,261	9,800	10/20
SunCoast 6, Ft. Myers, FL	81,000	3,915	3,339	7,254	8,400	10/20
Horizon VIII & IX, Orlando, FL	216,000	4,967	9,943	14,910	18,800	11/20
Gilbert Crossroads A & B, Phoenix, AZ	140,000	3,221	6,329	9,550	15,600	12/20
Tri-County Crossing 3 & 4, San Antonio, TX	203,000	2,334	2,070	4,404	14,700	05/21
World Houston 44, Houston, TX	134,000	1,546	268	1,814	9,100	05/21
Ridgeview 1 & 2, San Antonio, TX	226,000	2,499	179	2,678	18,500	06/21
LakePort 1-3, Dallas, TX	194,000	3,542	230	3,772	22,500	07/21
Settlers Crossing 3 & 4, Austin, TX	173,000	4,030	156	4,186	18,400	07/21
Total Under Construction	1,820,000	34,445	49,667	84,112	167,700
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	178,000	(3,221)	499	4,087
Ft. Myers, FL	407,000	(3,915)	2,135	11,542
Miami, FL	463,000	(11,944)	6,234	30,621
Orlando, FL	—	(4,967)	323	1,075
Tampa, FL	349,000	—	4,146	5,706
Atlanta, GA	100,000	—	3,164	3,890
Jackson, MS	28,000	—	—	706
Charlotte, NC	475,000	(1,766)	1,463	6,906
Austin, TX	—	(4,030)	288	—
Dallas, TX	322,000	(6,094)	2,437	8,535
Houston, TX	1,501,000	(7,017)	15,686	25,108
San Antonio, TX	397,000	(5,987)	893	3,955
Total Prospective Development	4,220,000	(48,941)	37,268	102,131
	8,043,000	$—	173,719	354,238
Development and Value-Add Properties Activity table is continued on the next page.

DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2019	Building Size (Square feet)					Building Conversion Date
Siempre Viva I, San Diego, CA	115,000	$—	—	14,075		01/19
CreekView 121 3 & 4, Dallas, TX	158,000	—	1,739	15,539		03/19
Horizon VI, Orlando, FL	148,000	—	3,682	11,907		03/19
Horizon XI, Orlando, FL	135,000	—	507	9,230		04/19
Falcon Field, Phoenix, AZ	97,000	—	181	8,413		05/19
Gateway 1, Miami, FL	200,000	—	3,402	23,643		05/19
SunCoast 5, Ft. Myers, FL	81,000	—	1,335	7,870		05/19
Steele Creek V, Charlotte, NC	54,000	—	2,223	5,537		07/19
Total Transferred to Real Estate Properties	988,000	$—	13,069	96,214	(5)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) This value-add project was acquired by EastGroup on 4/23/19.
(3) This value-add project was acquired by EastGroup on 8/16/19.
(4) This value-add project was acquired by EastGroup on 9/6/19.
(5) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $39,453,000 during the nine months ended September 30, 2019, primarily due to depreciation expense, offset by the sale of 237,000 square feet of operating properties during the period.

Real Estate Assets Held for Sale
Real estate assets held for sale increased $15,949,000 during the nine months ended September 30, 2019. As of September 30, 2019, the Company owned three operating properties, University Business Center 130, University Business Center 125 and University Business Center 175, that were classified as held for sale on the September 30, 2019 Consolidated Balance Sheet. The properties are expected to be sold in the fourth quarter of 2019. The Company did not classify any properties as held for sale as of December 31, 2018.

Other Assets
Other assets increased $16,011,000 during the nine months ended September 30, 2019.  A summary of Other assets follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Leasing costs (principally commissions)	$87,887	78,985
Accumulated amortization of leasing costs	(34,765)	(30,185)
Leasing costs (principally commissions), net of accumulated amortization	53,122	48,800

Acquired in-place lease intangibles	26,841	21,696
Accumulated amortization of acquired in-place lease intangibles	(11,227)	(9,833)
Acquired in-place lease intangibles, net of accumulated amortization	15,614	11,863

Acquired above market lease intangibles	1,689	1,465
Accumulated amortization of acquired above market lease intangibles	(953)	(902)
Acquired above market lease intangibles, net of accumulated amortization	736	563

Straight-line rents receivable	39,501	36,022
Accounts receivable	3,698	5,433
Mortgage loans receivable	2,564	2,594
Interest rate swap assets	1,405	6,701
Right of use assets — Office leases (operating) (1)	2,223	—
Receivable for common stock offerings	3,785	—
Goodwill	990	990
Prepaid expenses and other assets	13,604	8,265
Total Other assets	$137,242	121,231

(1)
See Note 20 in the Notes to Consolidated Financial Statements for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets for office leases.

Liabilities
Unsecured bank credit facilities decreased $55,347,000 during the nine months ended September 30, 2019, mainly due to borrowings of $660,431,000 and the amortization of debt issuance costs during the period, partially offset by repayments of $716,155,000 and new debt issuance costs incurred during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $115,181,000 during the nine months ended September 30, 2019, primarily due to the closing of $80 million of senior unsecured private placement notes in March, the closing of $110 million of senior unsecured private placement notes in August and the amortization of debt issuance costs. These increases were offset by the repayment of a $75 million unsecured term loan in July and new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt are described in greater detail under Liquidity and Capital Resources.

Secured debt decreased $53,131,000 during the nine months ended September 30, 2019.  The decrease resulted from the repayment of one mortgage loan with a balance of $45,725,000, regularly scheduled principal payments of $7,576,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses increased $35,864,000 during the nine months ended September 30, 2019.  A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Property taxes payable	$38,258	10,718
Development costs payable	19,356	15,410
Real estate improvements and capitalized leasing costs payable	6,729	3,911
Interest payable	6,070	4,067
Dividends payable	30,133	27,738
Book overdraft (1)	13,912	15,048
Other payables and accrued expenses	7,969	9,671
Total Accounts payable and accrued expenses	$122,427	86,563

(1)
Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit.

Other liabilities increased $22,205,000 during the nine months ended September 30, 2019.  A summary of the Company’s Other liabilities follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Security deposits	$19,799	18,432
Prepaid rent and other deferred income	11,151	12,728
Operating lease liabilities — Ground leases (1)	12,275	—
Operating lease liabilities — Office leases (1)	2,246	—

Acquired below-market lease intangibles	8,112	5,891
Accumulated amortization of below-market lease intangibles	(4,011)	(3,028)
Acquired below-market lease intangibles, net of accumulated amortization	4,101	2,863

Interest rate swap liabilities	1,027	—
Prepaid tenant improvement reimbursements	607	614
Other liabilities	5,651	15
Total Other liabilities	$56,857	34,652

(1)
See Note 20 in the Notes to Consolidated Financial Statements for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets and related liabilities for ground leases and office leases.

Equity
Additional paid-in capital increased $220,198,000 during the nine months ended September 30, 2019, primarily due to the issuance of common stock under the Company’s continuous common equity program (as discussed in Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the nine months ended September 30, 2019, EastGroup issued 1,872,008 shares of common stock under its continuous common equity program with net proceeds to the Company of $217,347,000.

For the nine months ended September 30, 2019, Distributions in excess of earnings increased $10,452,000 as a result of dividends on common stock of $82,505,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $72,053,000. The Company funded its dividend distributions with cash flows from earnings in addition to cash flows from the issuance of stock under its continuous common equity program and borrowings under its unsecured bank credit facilities.

Accumulated other comprehensive income decreased $6,323,000 during the nine months ended September 30, 2019. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Note 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2019 was $22,571,000 ($0.60 per basic and diluted share) and $72,053,000 ($1.94 per basic and diluted share), respectively, compared to $23,010,000 ($0.64 per basic and diluted share) and $69,950,000 ($1.99 per basic and $1.98 per diluted share) for the same periods in 2018. The following paragraphs explain the change:

•
PNOI increased by $6,630,000 ($0.18 per diluted share), or 12.3%, for the three months ended September 30, 2019, as compared to the same period of 2018. PNOI increased $3,146,000 from newly developed and value-add properties, $2,381,000 from same property operations and $1,444,000 from 2018 and 2019 acquisitions; PNOI decreased $372,000 from operating properties sold in 2018 and 2019. Lease termination fee income was $34,000 in both the three month periods ended September 30, 2019 and 2018. The Company recorded reserves for uncollectible rent of $26,000 and $196,000 during the three months ended September 30, 2019 and 2018, respectively. Straight-lining of rent increased Income from real estate operations by $1,170,000 and $1,432,000 for the three months ended September 30, 2019 and 2018, respectively.

PNOI increased by $18,234,000 ($0.49 per diluted share), or 11.6%, for the nine months ended September 30, 2019, as compared to the same period of 2018. PNOI increased $8,853,000 from newly developed and value-add properties, $6,776,000 from same property operations and $3,423,000 from 2018 and 2019 acquisitions; PNOI decreased $943,000 from operating properties sold in 2018 and 2019. Lease termination fee income was $1,019,000 and $173,000 for the nine months ended September 30, 2019 and 2018, respectively. The Company recorded reserves for uncollectible rent of $339,000 and $282,000 during the nine months ended September 30, 2019 and 2018, respectively. Straight-lining of rent increased Income from real estate operations by $3,789,000 and $3,950,000 for the nine months ended September 30, 2019 and 2018, respectively.

•
There were no sales during the three months ended September 30, 2019; EastGroup recognized gains on sales of real estate investments and non-operating real estate of $4,051,000 ($0.11 per diluted share) during the same period of 2018.

For the nine months ended September 30, 2019, the Company recognized gains on sales of real estate investments and non-operating real estate of $11,406,000 ($0.31 per diluted share) as compared to $14,359,000 ($0.41 per diluted share) during the same period of 2018.

•
Depreciation and amortization expense increased by $3,020,000 ($0.08 per diluted share) and $9,564,000 ($0.26 per diluted share) during the three and nine months ended September 30, 2019, respectively, as compared to the same periods of 2018.

EastGroup signed 40 leases with free rent concessions on 997,000 square feet during the three months ended September 30, 2019, with total free rent concessions of $1,460,000 over the lives of the leases. During the same period of 2018, the Company signed 36 leases with free rent concessions on 1,343,000 square feet with total free rent concessions of $2,409,000 over the lives of the leases.

During the nine months ended September 30, 2019, EastGroup signed 119 leases with free rent concessions on 3,332,000 square feet with total free rent concessions of $4,550,000 over the lives of the leases. During the same period of 2018, the Company signed 99 leases with free rent concessions on 2,820,000 square feet with total free rent concessions of $3,991,000 over the lives of the leases.

The Company’s percentage of leased square footage was 97.9% at September 30, 2019, compared to 97.1% at September 30, 2018.  Occupancy at September 30, 2019 was 97.4% compared to 95.7% at September 30, 2018.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through September 30, 2019). Same property average occupancy for the three and nine months ended September 30, 2019, was 97.2% and 96.9%, respectively, compared to 95.8% and 96.2% for the same periods of 2018.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through September 30, 2019). The same property average rental rate was $6.15 and $6.09 per square foot for the three and nine months ended September 30, 2019, respectively, compared to $6.01 and $5.99 per square foot for the same periods of 2018.

Interest expense decreased $282,000 and $39,000 for the three and nine months ended September 30, 2019, compared to the same periods in 2018. The following table presents the components of Interest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$1,604	1,028	576	5,182	2,182	3,000
Amortization of facility fees - unsecured bank credit facilities	199	199	—	591	537	54
Amortization of debt issuance costs - unsecured bank credit facilities	139	139	—	416	369	47
Total variable rate interest expense	1,942	1,366	576	6,189	3,088	3,101
FIXED RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - fixed rate (1) (2) (excluding amortization of facility fees and debt issuance costs)	—	200	(200)	—	1,001	(1,001)
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	7,041	6,078	963	20,005	18,464	1,541
Secured debt interest (excluding amortization of debt issuance costs)	1,508	2,500	(992)	5,503	7,609	(2,106)
Amortization of debt issuance costs - unsecured debt	117	133	(16)	394	425	(31)
Amortization of debt issuance costs - secured debt	60	69	(9)	190	211	(21)
Total fixed rate interest expense	8,726	8,980	(254)	26,092	27,710	(1,618)
Total interest	10,668	10,346	322	32,281	30,798	1,483
Less capitalized interest	(2,146)	(1,542)	(604)	(6,067)	(4,545)	(1,522)
TOTAL INTEREST EXPENSE	$8,522	8,804	(282)	26,214	26,253	(39)

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

The Company’s variable rate interest expense increased by $576,000 and $3,101,000 for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The Company’s average unsecured bank credit facilities borrowings and weighted average variable interest rates during both periods are shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$195,701	131,775	63,926	203,347	101,571	101,776
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	3.24%	3.10%		3.40%	2.87%

The Company’s fixed rate interest expense decreased by $254,000 and $1,618,000 for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The changes resulting from the fixed rate unsecured bank credit facilities, unsecured debt and secured debt activity are described below.

Interest expense from fixed rate unsecured bank credit facilities decreased by $200,000 and $1,001,000 during the three and nine months ended September 30, 2019, respectively, due to the maturity of an interest rate swap designated to an $80 million draw on the Company’s unsecured bank credit facilities. See footnote (2) in the interest expense summary table above for additional details.

Secured debt interest decreased by $992,000 and $2,106,000 during the three and nine month periods ended September 30, 2019, as compared to the same periods in 2018 as a result of debt repayments and regularly scheduled principal payments. Regularly scheduled principal payments on secured debt were $7,576,000 during the nine months ended September 30, 2019. During the year ended December 31, 2018, regularly scheduled principal payments on secured debt were $11,289,000. EastGroup did not repay any secured debt during the year ended December 31, 2018. The details of the secured debt repaid in 2019 are shown in the following table:

SECURED DEBT REPAID IN 2019	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington	7.50%	04/05/2019	$45,725

EastGroup did not obtain any new secured debt during 2018 or during the first nine months of 2019.

Interest expense from fixed rate unsecured debt increased by $963,000 and $1,541,000 during the three and nine months ended September 30, 2019, respectively, as compared to the same periods of 2018. The increases resulted from the Company’s unsecured debt activity described below.

The details of the unsecured debt obtained in 2018 and 2019 are shown in the following table:

NEW UNSECURED DEBT IN 2018 AND 2019	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$60 Million Senior Unsecured Notes	3.93%	04/10/2018	04/10/2028	$60,000
$80 Million Senior Unsecured Notes	4.27%	03/28/2019	03/28/2029	80,000
$35 Million Senior Unsecured Notes	3.54%	08/15/2019	08/15/2031	35,000
$75 Million Senior Unsecured Notes	3.47%	08/19/2019	08/19/2029	75,000
Weighted Average/Total Amount for 2018 and 2019	3.85%			$250,000

The increase in interest expense from the new unsecured debt was partially offset by the repayment of the following unsecured loans during 2018 and 2019:

UNSECURED DEBT REPAID IN 2018 AND 2019	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$50 Million Senior Unsecured Term Loan	3.91%	06/21/2018	$50,000
$75 Million Senior Unsecured Term Loan	2.85%	07/31/2019	75,000
Weighted Average/Total Amount for 2018 and 2019	3.27%		$125,000

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $604,000 and $1,522,000 for the three and nine months ended September 30, 2019, respectively, as compared to the same periods of 2018. The increase is due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $3,020,000 and $9,564,000 for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to the operating properties acquired by the Company in 2018 and 2019 and the properties transferred from Development and value-add properties in 2018 and 2019, partially offset by operating properties sold in 2018 and 2019.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, decreased $4,051,000 and $2,867,000 for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018.

During the first quarter of 2019, EastGroup sold World Houston 5 in Houston. The 51,000 square foot property was sold for $3,808,000; EastGroup recognized a gain on the sale of $2,325,000 during the first quarter of 2019.

During the second quarter of 2019, the Company sold Altamonte Commerce Center in Orlando. The 186,000 square foot property was sold for $14,850,000; EastGroup recognized a gain on the sale of $9,081,000 during the second quarter of 2019. The Company did not sell any properties during the third quarter of 2019.

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

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and nine months ended September 30, 2019 and 2018 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2019	2018	2019	2018
		(In thousands)
Upgrade on Acquisitions	40 yrs	$750	135	1,105	174
Tenant Improvements:
New Tenants	Lease Life	4,706	4,262	11,508	10,214
Renewal Tenants	Lease Life	506	918	2,033	2,234
Other:
Building Improvements	5-40 yrs	1,576	3,930	4,364	6,557
Roofs	5-15 yrs	2,701	2,570	8,239	6,881
Parking Lots	3-5 yrs	783	1,137	1,268	2,112
Other	5 yrs	436	27	816	765
Total Real Estate Improvements (1)		$11,458	12,979	29,333	28,937

(1)	Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Total Real Estate Improvements	$29,333	28,937
Change in Real Estate Property Payables	(2,852)	(1,316)
Change in Construction in Progress	1,315	(842)
Real Estate Improvements on the Consolidated Statements of Cash Flows	$27,796	26,779

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2019 and 2018 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2019	2018	2019	2018
		(In thousands)
Development and Value-Add	Lease Life	$2,152	2,044	6,085	3,757
New Tenants	Lease Life	1,415	2,231	4,478	4,942
Renewal Tenants	Lease Life	1,149	941	3,679	3,088
Total Capitalized Leasing Costs		$4,716	5,216	14,242	11,787
Amortization of Leasing Costs		$3,285	2,853	9,724	8,476

Real Estate Sold and Held for Sale/Discontinued Operations
The Company considers a real estate property to be held for sale when it meets the criteria established under Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale.  As of September 30, 2019, the Company owned three operating properties, University Business Center 130, University Business Center 125 and University Business Center 175, that were classified as held for sale on the September 30, 2019 Consolidated Balance Sheet. The properties are expected to be sold in the fourth quarter of 2019. The Company did not classify any properties as held for sale as of December 31, 2018.

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

The Company does not consider its sales in 2018 and the nine months ended September 30, 2019, or the properties classified as held for sale as of September 30, 2019, to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

During the three months ended March 31, 2019, EastGroup sold World Houston 5 in Houston. The 51,000 square foot property was sold for $3,808,000; EastGroup recognized a gain on the sale of $2,325,000 during the first quarter of 2019.

During the three months ended June 30, 2019, the Company sold Altamonte Commerce Center in Orlando. The 186,000 square foot property was sold for $14,850,000; EastGroup recognized a gain on the sale of $9,081,000 during the second quarter of 2019. The Company did not sell any properties during the third quarter of 2019.

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

The Company did not sell any land during the nine months ended September 30, 2019.

During the nine months ended September 30, 2018, the Company sold 11 acres of land in Houston for $2.6 million and recognized a gain on the sale of $86,000 in the first quarter of 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and in subsequent periods, issued ASU 2018-10, 2018-11, and 2018-20, all of which relate to the new lease accounting guidance. The Company adopted the new lease accounting guidance effective January 1, 2019, and has applied its provisions on a prospective basis. The following changes are applicable to the Company’s financial condition and results of operations:

•
Lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases. As of January 1, 2019, the Company recorded its right of use asset and lease liability values for its operating leases as follows: office leases of $2,376,000 and ground leases of $10,226,000. During the three months ended June 30, 2019, the Company entered into new operating leases, resulting in the recording of the following right of use assets and lease liabilities: office leases of $155,000 and ground leases of $2,679,000. The combined values are less than 1% of the Company’s Total assets as of September 30, 2019.

•
Lessor accounting is largely unchanged under ASU 2016-02. The Company’s primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to account for its leases in substantially the same manner. The most significant changes for the Company related to lessor accounting include:

◦
The new standard’s narrow definition of initial direct costs for leases — The new definition of initial direct costs results in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup recorded Indirect leasing costs of $110,000 and $306,000 on the Consolidated Statements of Income and Comprehensive Income during the three and nine months ended September 30, 2019.

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

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $170,696,000 for the nine months ended September 30, 2019.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt, proceeds from common stock offerings and proceeds from the sales of real estate investments and non-operating real estate.  The Company distributed $80,110,000 in common stock dividends during the nine months ended September 30, 2019.  Other primary uses of cash were for repayments on unsecured bank credit facilities, unsecured debt and secured debt; the construction and development of properties; purchases of real estate; and capital improvements at various properties.

Total debt at September 30, 2019 and December 31, 2018 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$140,006	195,730
Unamortized debt issuance costs	(1,427)	(1,804)
Unsecured bank credit facilities	138,579	193,926

Unsecured debt - fixed rate, carrying amount (1)	840,000	725,000
Unamortized debt issuance costs	(1,419)	(1,600)
Unsecured debt	838,581	723,400

Secured debt - fixed rate, carrying amount (1)	135,719	189,038
Unamortized debt issuance costs	(389)	(577)
Secured debt	135,330	188,461

Total debt	$1,112,490	1,105,787

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Until June 14, 2018, EastGroup had $300 million and $35 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2019. The Company amended and restated these credit facilities on June 14, 2018, expanding the capacity to $350 million and $45 million, as detailed below.

The $350 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. The Company also designated on its $350 million unsecured bank credit facility an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap’s maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company’s unsecured bank credit facilities. As of September 30, 2019, the Company had $110,000,000 of variable rate borrowings on this unsecured  bank credit facility with a weighted average interest rate of 3.048%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company’s $45 million unsecured bank credit facility has a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of September 30, 2019, the interest rate was 3.016% on a balance of $30,006,000.

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

In March 2019, the Company closed $80 million of senior unsecured private placement notes with an insurance company. The notes have a 10-year term and a fixed interest rate of 4.27% with semi-annual interest payments. In August 2019, the Company closed $35 million of senior unsecured private placement notes with an insurance company. The notes have a 12-year term and a fixed interest rate of 3.54% with semi-annual interest payments. Also in August 2019, the Company closed $75 million of senior unsecured private placement notes with an insurance company. The notes have a 10-year term and a fixed rate of 3.47% with semi-annual interest payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In April 2019, EastGroup repaid (with no penalty) a mortgage loan with a balance of $45,725,000, an interest rate of 7.50% and an original maturity date of May 5, 2019. The loan was collateralized by 1.7 million square feet of operating properties.

In July 2019, the Company repaid a $75 million unsecured term loan at maturity with an effectively fixed interest rate of 2.85%.

During the third quarter of 2019, EastGroup executed a commitment letter for a $100 million senior unsecured term loan which closed on October 10, 2019. The loan has a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (currently 1.50%) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.75%.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC") which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

The Company’s unsecured bank credit facilities, senior unsecured term loans and interest rate swap contracts are indexed to LIBOR.  The Company is continuously monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued as interest rates may be adversely affected.  While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator.  In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Each of the Company’s contracts, which are indexed to LIBOR, include provisions for a replacement rate which will be substantially equivalent to the all-in LIBOR-based interest rate in effect prior to its replacement.  Therefore, the Company believes the transition will not have a material impact on our consolidated financial statements.

On March 6, 2017, EastGroup entered into sales agreements (the “March 2017 Sales Agreements”) in connection with its continuous equity program with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; Jefferies LLC; and Raymond James & Associates, Inc. to sell up to an aggregate of 10,000,000 shares of its common stock from time to time. On February 15, 2018, the Company entered into sales agreements with BTIG, LLC; Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC, which are substantially similar to the March 2017 Sales Agreements, and entered into corresponding amendments to the March 2017 Sales Agreements. Pursuant to the agreements, the shares may be offered and sold in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The Company has sold an aggregate of 7,177,142 shares of common stock under the sales agency financing agreements, and as of October 25, 2019, EastGroup may offer and sell an additional 2,822,858 shares of common stock through the sales agents.

During the nine months ended September 30, 2019, EastGroup issued and sold 1,872,008 shares of common stock under its continuous equity program at an average price of $117.52 per share with gross proceeds to the Company of $219,994,000. The Company incurred offering-related costs of $2,647,000 during the nine months, resulting in net proceeds to the Company of $217,347,000.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2018, did not materially change during the nine months ended September 30, 2019, except for the changes in Unsecured bank credit facilities, Unsecured debt and Secured debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 14 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of September 30, 2019.

	October – December 2019	2020	2021	2022		2023	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	140,006	(1)	—	—	140,006	140,467	(2)
Weighted average interest rate	—	—	—	3.04%	(3)	—	—	3.04%
Unsecured debt - fixed rate (in thousands)	$—	105,000	40,000	75,000		115,000	505,000	840,000	864,265	(4)
Weighted average interest rate	—	3.55%	2.34%	3.03%		2.96%	3.77%	3.50%
Secured debt - fixed rate (in thousands)	$2,248	9,096	89,562	32,770		119	1,924	135,719	138,938	(4)
Weighted average interest rate	4.44%	4.43%	4.55%	4.09%		3.85%	3.85%	4.42%

(1)
The variable-rate unsecured bank credit facilities mature in July 2022 and as of September 30, 2019, have balances of $110,000,000 on the $350 million unsecured bank credit facility and $30,006,000 on the $45 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of September 30, 2019.

(4)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of September 30, 2019, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 30 basis points, interest expense and cash flows would increase or decrease by approximately $426,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 4.	CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s third fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibits
The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019:

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

Date:  October 25, 2019

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern, CPA
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer