Form 10-K
period 2019-12-31
EASTGROUP PROPERTIES INC
filed 2020-02-13
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐

Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2019, the last business day of the Registrant's most recently completed second fiscal quarter:  $4,258,843,000.

The number of shares of common stock, $0.0001 par value, outstanding as of February 12, 2020 was 38,901,637.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect EastGroup Properties, Inc.'s (the "Company" or "EastGroup") expectations and projections about the Company’s future results, performance, prospects, plans and opportunities. The Company has attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” "goals," “plans” or variations of such words and similar expressions. These forward-looking statements are based on information currently available to the Company and are subject to a number of known and unknown assumptions, risks, uncertainties and other factors that may cause the Company’s actual results, performance, plans or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. The Company does not undertake publicly to update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy the Company’s obligations under federal securities laws.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K for the year ended December 31, 2019.

PART I

ITEM 1.  BUSINESS.

The Company
EastGroup Properties, Inc., which we refer to in this Annual Report as the "Company" or "EastGroup," is an internally-managed equity real estate investment trust ("REIT") first organized in 1969. EastGroup is focused on the development, acquisition and operation of industrial properties in major Sunbelt markets throughout the United States, primarily in the states of Florida, Texas, Arizona, California and North Carolina. EastGroup’s strategy for growth is based on ownership of premier distribution facilities generally clustered near major transportation features in supply-constrained submarkets. EastGroup is a Maryland corporation, and its common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “EGP.”  The Company has elected to be taxed and intends to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").

Available Information
The Company maintains a website at www.eastgroup.net.  The Company posts its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (the "SEC").  In addition, the Company's website includes items related to corporate governance matters, including, among other things, the Company's corporate governance guidelines, charters of various committees of the Board of Directors, and the Company's code of business conduct and ethics applicable to all employees, officers and directors.  The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code of business conduct and ethics applicable to the Company's directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.  Copies of these reports and corporate governance documents may be obtained, free of charge, from the Company's website.  Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Investor Relations, EastGroup Properties, Inc., 400 W. Parkway Place, Suite 100, Ridgeland, MS 39157.

The SEC also maintains a website that contains reports, proxy and information statements, and other information we file with the SEC at www.sec.gov.

Administration
EastGroup maintains its principal executive office and headquarters in Ridgeland, Mississippi.  The Company also has regional offices in Atlanta, Dallas and Los Angeles and asset management offices in Orlando, Miami, Houston and Phoenix.  EastGroup has property management offices in Jacksonville, Tampa, Charlotte and San Antonio.  Offices at these locations allow the Company to provide property management services to all of its Florida, Texas (except Austin and El Paso), Arizona and North Carolina properties, which together account for 78% of the Company’s total portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Georgia, Texas and California provide oversight of the Company's development and value-add program.  As of February 12, 2020, EastGroup had 75 full-time employees and 2 part-time employees.

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

As of December 31, 2019, EastGroup owned 399 industrial properties and one office building in 11 states. As of that same date, the Company's portfolio, including development projects and value-add properties in lease-up and under construction, included approximately 45.4 million square feet consisting of 361 business distribution buildings containing 40.6 million square feet, 13 bulk distribution buildings containing 3.5 million square feet, and 26 business service buildings containing 1.3 million square feet. As of December 31, 2019, EastGroup's operating portfolio was 97.6% leased to approximately 1,500 tenants, with no single tenant accounting for more than approximately 1.0% of the Company's income from real estate operations. As of February 12, 2020, the properties which were in the development and value-add program at year-end were approximately 41% leased.

During 2019, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company purchased 1,774,000 square feet of operating and value-add properties and 188 acres of land for a total of $269 million.  Also during 2019, the Company began construction of 18 development projects containing 2.7 million square feet and transferred 13 projects, which contain 1.8 million square feet and had costs of $156.7 million at the date of transfer, from its development and value-add program to real estate properties.

During 2019, EastGroup completed dispositions including 617,000 square feet of operating properties and 0.2 acres of land, which generated gross proceeds of $68.7 million.

The Company typically initially funds its development and acquisition programs through its $395 million unsecured bank credit facilities (as discussed under the heading Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K). As market conditions permit, EastGroup issues equity or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In June 2019, Moody's Investors Service affirmed the Company's issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

Competition
The market for the leasing of industrial real estate is competitive. We experience competition for tenants from existing properties in proximity to our buildings as well as from new development. Institutional investors, other REITs and local real estate operators generally own such properties; however, no single competitor or small group of competitors is dominant in our current markets. Even so, as a result of competition, we may have to provide concessions, incur charges for tenant improvements or offer other inducements, all of which may have an adverse impact on our results of operations. The market for the acquisition of industrial real estate is also competitive. We compete for real property investments with other REITs and institutional investors such as pension funds and their advisors, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate investment activities.

Environmental Property Matters
Under various federal, state and local laws, ordinances and regulations, an owner of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property.  Many such laws impose liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances.  The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to use such property as collateral in its borrowings.  EastGroup’s properties have generally been subject to Phase I Environmental Site Assessments ("ESAs") by independent environmental consultants and, as necessary, have been subjected to Phase II ESAs.  These reports have not revealed any potential significant environmental liability.  Our management is not aware of any environmental liability that would have a material adverse effect on EastGroup’s business, assets, financial position or results of operations. See "Item 1A. Risk Factors" in this Annual Report for additional information.

Environmental, Social and Governance ("ESG") Matters
At EastGroup, protecting the environment is important to the Company's employees, families, customers and communities.  The Company strives to support sustainability through its commitment to build high performance and environmentally responsible properties.  Through EastGroup’s continued efforts, numerous properties have been Leadership in Energy and Environmental Design ("LEED") and ENERGY STAR certified, and all of the Company's development properties are built to LEED certifiable standards whether or not the actual certification is pursued. The Company believes its continued commitment to pursue environmentally conscious performance and standards through sustainability best practices creates long-term value for the environment, the Company and shareholders.

In addition, EastGroup and its employees are committed to social responsibility and participate in various charitable service organizations in the Company's business communities.  EastGroup's employees volunteer for numerous charities, and the Company coordinates volunteer opportunities for its employees and allows time away from work in order to encourage participation and increase social engagement in all of the communities in which we operate. The Company offers a comprehensive employee benefits program and socially-responsible policies and practices in order to attract, develop and advance a qualified and diverse workforce that will strengthen the Company and its culture.

EastGroup operates on the premise that good corporate governance is fundamental to the Company's business and core values, and the Company believes its corporate governance policies and practices are well aligned with the interests of shareholders. The honesty and integrity of the Company's management and Board of Directors are critical assets in maintaining the trust of the Company's investors, employees, customers, vendors and the communities in which the Company operates.

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

We have been and may continue to be affected negatively by tenant bankruptcies and leasing delays.  At any time, a tenant may experience a downturn in its business that may weaken its financial condition.  Similarly, a general decline in the economy may result in a decline in the demand for space at our industrial properties.  As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy.  Any such event could result in the termination of that tenant’s lease and losses to us, and funds available for distribution to investors may decrease.  We receive a substantial portion of our income as rents under mid-term and long-term leases.  If tenants are unable to comply with the terms of their leases for any reason, including because of rising costs or falling sales, we may deem it advisable to modify lease terms to allow tenants to pay a lower rent or a smaller share of taxes, insurance and other operating costs.  If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to the tenant.  We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises.  If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant.  A tenant’s default on its obligations to us could adversely affect our financial condition and the cash we have available for distribution.

We face risks associated with our property development.  We intend to continue to develop properties where we believe market conditions warrant such investment.  Once made, our investments may not produce results in accordance with our expectations.  Risks associated with our current and future development and construction activities include:

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

We face risks associated with property acquisitions.  We acquire individual properties and portfolios of properties and intend to continue to do so.  Our acquisition activities and their success are subject to the following risks:

•	when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;

•	acquired properties may fail to perform as we project;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;

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

We face risks due to lack of geographic and real estate sector diversity.  Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Florida, Texas, Arizona, California and North Carolina. As of December 31, 2019, our two largest markets were Houston and Tampa. We owned operating properties totaling 5.7 million square feet in Houston and 4.3 million square feet in Tampa, which represent 13.9% and 10.5%, respectively, of the Company's total Real estate properties on a square foot basis.  A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.  In addition, our investments in real estate assets are concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included other sectors of the real estate industry.

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

Climate change and its effects, including compliance with new laws or regulations such as “green” building codes, may require us to make improvements to our existing properties or result in unanticipated losses that could affect our business and financial condition. To the extent that climate change causes an increase in catastrophic weather events, such as severe storms, fires or floods, our properties may be susceptible to an increase in weather-related damage.  Even in the absence of direct physical damage to our properties, the occurrence of any natural disasters or a changing climate in the area of any of our properties could have a material adverse effect on business, supply chains and the economy generally. The potential impacts of future climate change on our properties could adversely affect our ability to lease, develop or sell our properties or to borrow using our properties as collateral.  In addition, any proposed legislation enacted to address climate change could increase the costs of energy, utilities and overall development. The resulting costs of any proposed legislation may adversely affect our financial position, results of operations and cash flows.

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

Increases in interest rates would increase our interest expense. At December 31, 2019, we had $112.7 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

The lack of certain limitations on our debt could result in our becoming more highly leveraged.  Our governing documents do not limit the amount of indebtedness we may incur.  Accordingly, we may incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT.  We might become more highly leveraged as a result, and our financial condition and cash available for distribution to stockholders might be negatively affected and the risk of default on our indebtedness could increase.

Other Risks
The market value of our common stock could decrease based on our performance and market perception and conditions.  The market value of our common stock may be affected by the market’s perception of our operating results, growth potential, and current and future cash dividends and may also be affected by the real estate market value of our underlying assets.  The market price of our common stock may also be influenced by the dividend on our common stock relative to market interest rates.  Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock.  In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

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

We may fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to federal income tax at regular corporate rates.  In addition, we may be barred from qualification as a REIT for the four years following disqualification.  The additional tax incurred at regular corporate rates would significantly reduce the cash flow available for distribution to stockholders and for debt service.  Furthermore, we would no longer be required by the Internal Revenue Code to make any distributions to our stockholders as a condition of REIT qualification.  Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Internal Revenue Code.  The REIT qualification requirements are extremely complex, and interpretation of the U.S. federal income tax laws governing REIT qualification is limited. Although we believe we have operated and intend to operate in a manner that will continue to qualify us as a REIT, we cannot be certain that we have been or will be successful in continuing to be taxed as a REIT.  In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT.  We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification.

Legislative or regulatory action with respect to tax laws and regulations could adversely affect the Company and our stockholders. We are subject to state and local tax laws and regulations. Changes in state and local tax laws or regulations may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition, results of operations and the amount of cash available for the payment of dividends.
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
To maintain our status as a REIT, we limit the amount of shares any one stockholder can own. The Internal Revenue Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code) during the last half of any taxable year. To protect our REIT status, our charter prohibits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock (of which there is none outstanding)) unless our Board of Directors grants a waiver. The ownership limit may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor were attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.
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

In addition, Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations and certain "business combinations" and "control share acquisitions."  Our bylaws contain provisions exempting us from the Maryland Control Share Acquisition Act and the Maryland Business Combination Act. Our bylaws prohibit the repeal, amendment or alteration of our Maryland Control Share Acquisition opt out without the approval by the Company’s stockholders; however, there can be no assurance that this provision will not be amended or eliminated at some time in the future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EastGroup owned 399 industrial properties and one office building at December 31, 2019.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona, California and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 12, 2020, EastGroup’s portfolio was 97.4% leased and 97.1% occupied by approximately 1,500 tenants, with no single tenant accounting for more than approximately 1.0% of the Company's income from real estate operations.  The Company has developed approximately 47% of its total portfolio (on a square foot basis), including real estate properties and development and value-add properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (89% of the total portfolio) with the remainder in bulk distribution space (8%) and business service space (3%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 24-30 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2019, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

The Company's lease expirations for the next ten years are detailed below:

Years Ending December 31,	Number of Leases Expiring	Total Area of Leases Expiring (in Square Feet)	Annualized Current Base Rent of Leases Expiring (1)	% of Total Base Rent of Leases Expiring
2020 (2)	329	5,660,000	$36,530,000	14.6%
2021	297	7,590,000	$48,814,000	19.6%
2022	281	7,305,000	$43,535,000	17.5%
2023	197	4,649,000	$29,694,000	11.9%
2024	200	5,882,000	$36,426,000	14.6%
2025	80	3,264,000	$18,555,000	7.4%
2026	51	1,926,000	$12,793,000	5.1%
2027	27	1,305,000	$7,676,000	3.1%
2028	20	1,024,000	$5,899,000	2.4%
2029 and beyond	24	1,664,000	$9,467,000	3.8%

(1)	Represents the monthly cash rental rates, excluding tenant expense reimbursements, as of December 31, 2019, multiplied by 12 months.

(2)	Includes month-to-month leases.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course and other actions not deemed to be material, substantially all of which are to be covered by the Company’s liability insurance and which, in the aggregate, are not expected to have a material adverse effect on the Company's financial condition or results of operations. The Company cannot predict the outcome of any litigation with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, which could materially affect its financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II.  OTHER INFORMATION

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s shares of common stock are listed for trading on the NYSE under the symbol “EGP.”  As of February 12, 2020, there were 414 holders of record of the Company's 38,901,637 outstanding shares of common stock. The Company distributed all of its 2019 and 2018 taxable income to its stockholders. Accordingly, no significant provisions for income taxes were necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2019 and 2018.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2019	2018
Common Share Distributions:	(Per share)
Ordinary dividends	$3.14000	2.14305
Nondividend distributions	—	—
Unrecaptured Section 1250 capital gain	—	—
Other capital gain	—	—
Total Common Distributions	$3.14000	2.14305

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of the Company's common stock were purchased by the Company or withheld by the Company to satisfy any tax withholding obligations during the three-month period ended December 31, 2019.

Performance Graph
The following graph compares, over the five years ended December 31, 2019, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE Nareit Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

	Fiscal years ended December 31,
	2014	2015	2016	2017	2018	2019
EastGroup	$100.00	91.51	126.09	155.48	166.30	246.46
FTSE Nareit Equity REITs	100.00	103.20	111.99	117.84	112.39	141.61
S&P 500 Total Return	100.00	101.38	113.51	138.29	132.23	173.86

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2014, and that all dividends were reinvested.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
OPERATING DATA	(In thousands, except per share data)
REVENUES
Income from real estate operations	$330,813	299,018	274,031	252,961	234,918
Other revenue	574	1,374	119	86	90
	331,387	300,392	274,150	253,047	235,008
Expenses
Expenses from real estate operations	93,274	86,394	80,108	74,347	67,402
Depreciation and amortization	104,724	91,704	83,874	77,935	73,290
General and administrative	16,406	13,738	14,972	13,232	15,091
Indirect leasing costs	411	—	—	—	—
Acquisition costs	—	—	—	161	164
	214,815	191,836	178,954	165,675	155,947
Other income (expense)
Interest expense	(34,463)	(35,106)	(34,775)	(35,213)	(34,666)
Gain, net of loss, on sales of real estate investments	41,068	14,273	21,855	42,170	2,903
Other	163	913	1,313	1,765	1,101
Net income	123,340	88,636	83,589	96,094	48,399
Net income attributable to noncontrolling interest in joint ventures	(1,678)	(130)	(406)	(585)	(533)
Net income attributable to EastGroup Properties, Inc. common stockholders	121,662	88,506	83,183	95,509	47,866
Other comprehensive income (loss) - Cash flow hedges	(3,894)	1,353	3,353	5,451	(1,099)
TOTAL COMPREHENSIVE INCOME	$117,768	89,859	86,536	100,960	46,767
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$3.25	2.50	2.45	2.93	1.49
Weighted average shares outstanding	37,442	35,439	33,996	32,563	32,091
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$3.24	2.49	2.44	2.93	1.49
Weighted average shares outstanding	37,527	35,506	34,047	32,628	32,196
OTHER PER SHARE DATA
Book value, at end of year	$30.84	24.74	21.56	19.13	17.11
Common distributions declared	2.94	2.72	2.52	2.44	2.34
Common distributions paid	2.91	2.00	2.52	2.44	2.34
BALANCE SHEET DATA (AT END OF YEAR)
Real estate investments, at cost (1)	$3,274,050	2,827,609	2,591,358	2,419,461	2,232,344
Real estate investments, net of accumulated depreciation (1)	2,402,911	2,012,694	1,841,757	1,725,211	1,574,890
Total assets	2,546,078	2,131,705	1,953,221	1,825,764	1,661,904
Unsecured bank credit facilities, unsecured debt and secured debt	1,182,602	1,105,787	1,108,282	1,101,333	1,027,909
Total liabilities	1,343,749	1,227,002	1,202,091	1,183,898	1,102,703
Noncontrolling interest in joint ventures	1,765	1,644	1,658	4,205	4,339
Total stockholders’ equity	1,200,564	903,059	749,472	637,661	554,862

(1)	Includes mortgage loans receivable and unconsolidated investment. See Notes 3 and 4 in the Notes to Consolidated Financial Statements.

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

The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During 2019, EastGroup issued 2,388,342 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $284.7 million. Also during 2019, the Company closed on a private placement of $190 million of senior unsecured notes and a $100 million senior unsecured term loan. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income.  During 2019, EastGroup executed leases on 6,922,000 square feet (16.8% of EastGroup’s total square footage of 41,271,000 as of December 31, 2019). For new and renewal leases signed during 2019, average rental rates increased by 17.3% as compared to the former leases on the same spaces.

Property Net Operating Income ("PNOI") Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2018 through December 31, 2019), increased 3.7% for 2019 compared to 2018.

EastGroup’s portfolio was 97.6% leased at December 31, 2019 compared to 97.3% at December 31, 2018.  Leases scheduled to expire in 2020 were 13.7% of the portfolio on a square foot basis at December 31, 2019, and this percentage was reduced to 11.8% as of February 12, 2020.

The Company generates new sources of leasing revenue through its development and acquisition programs.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During 2019, EastGroup acquired 1,774,000 square feet of operating and value-add properties in Tampa, Greenville, Dallas, Denver, Phoenix, Las Vegas and San Diego and 188 acres of land in Tampa, Dallas, Houston and San Diego for a total of $269 million. The Company began construction of 18 development projects containing 2,696,000 square feet in Miami, Orlando, Fort Myers, Charlotte, Atlanta, Dallas, San Antonio, Houston, Austin and Phoenix. Also in 2019, the Company transferred 13 development projects and value-add acquisitions (1,763,000 square feet) in Miami, Orlando, Fort Myers, Charlotte, Atlanta, Dallas, Houston, San Antonio, Phoenix and San Diego from its development and value-add program to real estate properties with costs of $156.7 million at the date of transfer. As of December 31, 2019, EastGroup's development and value-add program consisted of 28 projects (4,088,000 square feet) located in 13 cities.  The projected total cost for the development and value-add projects, which were collectively 41% leased as of February 12, 2020, is $420 million, of which $104 million remained to be invested as of December 31, 2019.

During 2019, EastGroup sold 617,000 square feet of operating properties and 0.2 acres of land, generating gross sales proceeds of $68.7 million. The Company recognized $41,068,000 in Gain on sales of real estate investments and $83,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during 2019.

The Company typically initially funds its development and acquisition programs through its $395 million unsecured bank credit facilities (as discussed below under Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In June 2019, Moody's Investors Service affirmed the Company's issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

EastGroup has one reportable segment – industrial properties.  The Company's properties, primarily located in major Sunbelt regions of the United States, have similar economic characteristics and as a result, have been aggregated into one reportable segment.

The Company’s chief decision makers use two primary measures of operating results in making decisions:  (1) funds from operations attributable to common stockholders (“FFO”), and (2) property net operating income (“PNOI”).

FFO is computed in accordance with standards established by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”). In December 2018, Nareit issued the “Nareit Funds from Operations White Paper - 2018 Restatement” (the “2018 White Paper”), which reaffirmed, and in some cases refined, Nareit's prior determinations concerning FFO. The guidance in the 2018 White Paper allows preparers an option as it pertains to whether gains or losses on sale, or impairment charges, on real estate assets incidental to a REIT's business are excluded from the calculation of FFO. EastGroup has made the election to exclude activity related to such assets that are incidental to our business. In 2019, the Company revised prior periods to reflect this guidance.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the year ended December 31, 2019, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2018 through December 31, 2019. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis. The Company believes it is useful to evaluate Same PNOI Excluding Income from Lease Terminations on both a straight-line and cash basis. The straight-line basis is calculated by averaging the customers’ rent payments over the lives of the leases; GAAP requires the recognition of rental income on the straight-line basis. The cash basis excludes adjustments for straight-line rent and amortization of market rent intangibles for acquired leases; the cash basis is an indicator of the rents charged to customers by the Company during the periods presented and is useful in analyzing the embedded rent growth in the Company’s portfolio.

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

PNOI was calculated as follows for the three fiscal years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Income from real estate operations	$330,813	299,018	274,031
Expenses from real estate operations	(93,274)	(86,394)	(80,108)
Noncontrolling interest in PNOI of consolidated joint ventures	(199)	(314)	(633)
PNOI from 50% owned unconsolidated investment	976	869	897
PROPERTY NET OPERATING INCOME ("PNOI")	$238,316	213,179	194,187

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three fiscal years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
		(In thousands)
NET INCOME	$123,340	88,636	83,589
(Gain) on sales of real estate investments	(41,068)	(14,273)	(21,855)
(Gain) on sales of non-operating real estate	(83)	(86)	(293)
(Gain) on sales of other assets	—	(427)	—
Net loss on other	884	497	—
Interest income	(129)	(156)	(247)
Other revenue	(574)	(1,374)	(119)
Indirect leasing costs	411	—	—
Depreciation and amortization	104,724	91,704	83,874
Company's share of depreciation from unconsolidated investment	141	128	124
Interest expense	34,463	35,106	34,775
General and administrative expense	16,406	13,738	14,972
Noncontrolling interest in PNOI of consolidated joint ventures	(199)	(314)	(633)
PROPERTY NET OPERATING INCOME ("PNOI")	238,316	213,179	194,187
PNOI from 2018 and 2019 Acquisitions	(6,520)	(1,444)	*
PNOI from 2018 and 2019 Development and Value-Add Properties	(20,321)	(7,771)	*
PNOI from 2018 and 2019 Operating Property Dispositions	(3,812)	(4,783)	*
Other PNOI	247	372	*
SAME PNOI	207,910	199,553	*
Net lease termination fee (income) from same properties	(1,257)	(294)	*
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$206,653	199,259	*

* Same property metrics are not applicable to the year ended December 31, 2017, as the same property metrics for 2019 and 2018 are based on operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through December 31, 2019).

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018			2017
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$121,662	88,506			83,183
Depreciation and amortization	104,724	91,704			83,874
Company's share of depreciation from unconsolidated investment	141	128			124
Depreciation and amortization from noncontrolling interest	(186)	(182)			(224)
Net (gain) on sales of real estate investments	(41,068)	(14,273)			(21,855)
Net (gain) on sales of non-operating real estate	(83)	(86)			(293)
Net (gain) on sales of other assets	—	(427)			—
Noncontrolling interest in gain on sales of real estate investments of consolidated joint ventures	1,671	—			—
FUNDS FROM OPERATIONS ("FFO") ATTRIBUTABLE TO COMMON STOCKHOLDERS	$186,861	165,370			144,809
Net income attributable to common stockholders per diluted share	$3.24	2.49			2.44
Funds from operations ("FFO") attributable to common stockholders per diluted share	4.98	4.66	1.0	(1)	4.25	1.0	(1)
Diluted shares for earnings per share and funds from operations	37,527	35,506			34,047

(1)
The Company initially reported FFO of $4.67 per share and $4.26 per share during the years ended December 31, 2018 and 2017, respectively. In connection with the Company's adoption of the Nareit Funds from Operations White Paper - 2018 Restatement, the Company now excludes from FFO the gains and losses on sales of non-operating real estate and assets incidental to the Company’s business and therefore adjusted the prior year results, including the Company’s FFO for 2018 and 2017, to conform to the updated definition of FFO.

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•
The change in FFO per share represents the increase or decrease in FFO per share from the current year compared to the prior year.  For 2019, FFO was $4.98 per share compared with $4.66 per share for 2018, an increase of 6.9%.

•
For the year ended December 31, 2019, PNOI increased by $25,137,000, or 11.8%, compared to 2018. PNOI increased $12,550,000 from newly developed and value-add properties, $8,357,000 from same property operations and $5,076,000 from 2018 and 2019 acquisitions; PNOI decreased $971,000 from operating properties sold in 2018 and 2019.

•
The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through December 31, 2019).  Same PNOI, excluding income from lease terminations, increased 3.7% for the year ended December 31, 2019, compared to 2018.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through December 31, 2019). Same property average occupancy for the year ended December 31, 2019, was 96.9% compared to 96.3% for 2018.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2019 was 97.1%.  Quarter-end occupancy ranged from 96.5% to 97.4% over the previous four quarters ended December 31, 2018 to September 30, 2019.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  For the year 2019, rental rate increases on new and renewal leases (16.8% of total square footage) averaged 17.3%.

•	Lease termination fee income is included in Income from real estate operations. For the year 2019, lease termination fee income was $1,336,000 compared to $294,000 for 2018.

•
In 2018 and prior years, the Company’s bad debt expense was included in Expenses from real estate operations. In 2019, the Company began recording reserves for uncollectible rent as reductions to Income from real estate operations. The Company recorded reserves for uncollectible rent of $448,000 in 2019 compared to $784,000 in 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Real Estate Properties

The Financial Accounting Standards Board ("FASB") Codification provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values.  Goodwill for business combinations is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties.  The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease.  The amounts allocated to above and below market leases are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.

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

FINANCIAL CONDITION

EastGroup’s Total Assets were $2,546,078,000 at December 31, 2019, an increase of $414,373,000 from December 31, 2018.  Total Liabilities increased $116,747,000 to $1,343,749,000, and Total Equity increased $297,626,000 to $1,202,329,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $291,086,000 during the year ended December 31, 2019. The increase was primarily due to: (i) operating property acquisitions; (ii) the transfer of 13 properties from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (iii) capital improvements at the Company's properties; and (iv) right of use assets for the Company's ground leases. These increases were partially offset by the operating property sales discussed below.

During 2019, EastGroup acquired the following operating properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2019	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Airways Business Center	Denver, CO	382,000	05/20/2019	$45,775
385 Business Park	Greenville, SC	155,000	07/31/2019	12,138
Grand Oaks 75 Business Center 1	Tampa, FL	169,000	09/06/2019	16,554
Siempre Viva Distribution Center 2	San Diego, CA	60,000	10/04/2019	8,590
Rocky Point Distribution Center 1	San Diego, CA	118,000	12/17/2019	22,244
Total Real Estate Property Acquisitions		884,000		$105,301

(1)
Total cost of the operating properties acquired was $113,218,000, of which $105,301,000 was allocated to Real estate properties as indicated above. The Company allocated $22,750,000 of the total purchase price to land using third party land valuations for the Denver, Greenville, Tampa and San Diego markets. The market values are considered to be Level 3 inputs as defined by FASB Accounting Standards Codification ("ASC") 820, Fair Value Measurement (see Note 18 in the Notes to Consolidated Financial Statements for additional information on ASC 820). Intangibles associated with the purchases of real estate were allocated as follows: $9,597,000 to in-place lease intangibles and $344,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets), and $2,024,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

Also during 2019, EastGroup acquired 6.5 acres of operating land in San Diego for $13,386,000. In connection with the acquisition, the Company allocated value to land and below market leases. EastGroup recorded land of $13,979,000 based on third party land valuations for the San Diego market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement. This land, which is included in Real estate properties on the Consolidated Balance Sheets, is currently leased to a tenant that operates a parking lot on the site. The Company recorded $593,000 to below market leases in connection with this land acquisition. These costs are amortized over the remaining life of the associated lease in place at the time of acquisition.

EastGroup also acquired 41.6 acres of operating land in San Diego for $15,282,000. This land, which is included in Real estate properties on the Consolidated Balance Sheets, is currently leased (on a month-to-month basis) to various tenants operating outdoor storage on the site.

During 2019, EastGroup also acquired a small parcel of land (0.5 acres) adjacent to its Yosemite Distribution Center in Milpitas (San Francisco), California, for $472,000. This land is included in Real estate properties on the Consolidated Balance Sheets.

During the year ended December 31, 2019, the Company made capital improvements of $38,656,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $5,264,000 on development and value-add projects subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

EastGroup sold the following operating properties during 2019: World Houston 5 in Houston, Altamonte Commerce Center in Orlando, Southpointe Distribution Center in Tucson and three of its four University Business Center buildings in Santa Barbara,

California. The properties (617,000 square feet combined) were sold for $68.5 million and the Company recognized gains on the sales of $41.1 million.

During 2019, EastGroup sold (through eminent domain procedures) a small parcel of land (0.2 acres) adjacent to its Siempre Viva Distribution Center 1 in San Diego for $185,000, and the Company recognized a gain on the sale of $83,000.

In connection with the Company’s January 1, 2019 implementation of the new lease accounting standard, EastGroup recorded right of use assets for its ground leases (classified as operating leases). The unamortized balance of the Company’s right of use assets for its ground leases was $11,997,000 as of December 31, 2019. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at December 31, 2019 consisted of properties in lease-up and under construction of $315,794,000 and prospective development (primarily land) of $104,205,000.  The Company’s total investment in Development and value-add properties at December 31, 2019 was $419,999,000 compared to $263,664,000 at December 31, 2018.  Total capital invested for development and value-add properties during 2019 was $318,288,000, which primarily consisted of costs of $265,609,000 as detailed in the Development and Value-Add Properties Activity table below, $47,415,000 as detailed in the Development and Value-Add Properties Transferred to Real Estate Properties During 2019 table below and costs of $5,264,000 on projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EastGroup capitalized internal development costs of $6,918,000 during the year ended December 31, 2019, compared to $4,696,000 during 2018.

During 2019, EastGroup acquired the following value-add properties:

VALUE-ADD PROPERTIES ACQUIRED IN 2019	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Logistics Center 6 & 7	Dallas, TX	142,000	04/23/2019	$12,605
Arlington Tech Centre 1 & 2	Dallas, TX	151,000	08/16/2019	12,615
Grand Oaks 75 Business Center 2	Tampa, FL	150,000	09/06/2019	12,815
Interstate Commons Distribution Center 2	Phoenix, AZ	142,000	10/21/2019	9,386
Southwest Commerce Center	Las Vegas, NV	196,000	10/30/2019	25,609
Rocky Point Distribution Center 2	San Diego, CA	109,000	12/17/2019	19,238
Total Value-Add Property Acquisitions		890,000		$92,268

(1)
Total cost of the value-add properties acquired was $92,623,000, of which $92,268,000 was allocated to Development and value-add properties as indicated above.  The Company allocated $24,028,000 of the total purchase price to land using third party land valuations for the Dallas, Tampa, Phoenix, Las Vegas and San Diego markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 18 in the Notes to Consolidated Financial Statements for additional information on ASC 820). The Logistics Center acquisition is under a ground lease; therefore, no value was allocated to land for this transaction. Intangibles associated with the purchases were allocated as follows:  $423,000 to in-place lease intangibles (included in Other assets on the Consolidated Balance Sheets) and $68,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. Costs associated with the value-add property acquisitions, except for the amounts allocated to the acquired lease intangibles, are included in the Development and Value-Add Properties Activity table below.

Also during 2019, EastGroup purchased 140 acres of development land in Houston, Dallas and Tampa for $34,289,000.  Costs associated with these acquisitions are included in the Development and Value-Add Properties Activity table. These increases were offset by the transfer of 13 development projects to Real estate properties during 2019 with a total investment of $156,689,000 as of the date of transfer.

DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Incurred
		Costs Transferred in 2019 (1)	For the Year Ended 12/31/19	Cumulative as of 12/31/19	Projected Total Costs (2)	Anticipated Building Conversion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Logistics Center 6 & 7, Dallas, TX (3)	142,000	$—	15,735	15,735	16,400	01/20
Settlers Crossing 1, Austin, TX	77,000	—	2,999	9,259	10,200	01/20
Settlers Crossing 2, Austin, TX	83,000	—	1,360	8,475	9,200	01/20
Parc North 5, Dallas, TX	100,000	—	1,736	8,689	9,200	02/20
Airport Commerce Center 3, Charlotte, NC	96,000	—	2,763	8,556	9,100	03/20
Horizon VIII & IX, Orlando, FL	216,000	4,967	11,634	16,601	18,800	04/20
Ten West Crossing 8, Houston, TX	132,000	—	3,174	9,764	10,900	04/20
Tri-County Crossing 1 & 2, San Antonio, TX	203,000	—	6,491	15,386	16,700	04/20
CreekView 121 5 & 6, Dallas, TX	139,000	—	7,546	13,151	16,200	06/20
Parc North 6, Dallas, TX	96,000	2,552	5,738	8,290	10,100	07/20
Arlington Tech Centre 1 & 2, Dallas, TX (3)	151,000	—	13,277	13,277	15,100	08/20
Gateway 5, Miami, FL	187,000	11,944	11,161	23,105	23,500	09/20
Grand Oaks 75 2, Tampa, FL (3)	150,000	—	13,115	13,115	13,600	09/20
Southwest Commerce Center, Las Vegas, NV (3)	196,000	—	26,613	26,613	30,100	10/20
SunCoast 6, Ft. Myers, FL	81,000	3,915	4,019	7,934	9,200	10/20
Rocky Point 2, San Diego, CA (3)	109,000	—	19,275	19,275	20,600	12/20
Steele Creek IX, Charlotte, NC	125,000	1,766	7,354	9,120	9,800	12/20
Total Lease-Up	2,283,000	25,144	153,990	226,345	248,700
UNDER CONSTRUCTION
SunCoast 8, Ft. Myers, FL	77,000	4,361	123	4,484	9,000	05/20
Gilbert Crossroads A & B, Phoenix, AZ	140,000	3,221	10,729	13,950	16,000	01/21
Hurricane Shoals 3, Atlanta, GA	101,000	3,890	2,739	6,629	8,800	03/21
Interstate Commons 2, Phoenix, AZ (3)	142,000	—	9,882	9,882	11,800	03/21
Tri-County Crossing 3 & 4, San Antonio, TX	203,000	2,334	6,364	8,698	14,700	05/21
World Houston 44, Houston, TX	134,000	1,546	3,244	4,790	9,100	05/21
Ridgeview 1 & 2, San Antonio, TX	226,000	2,499	4,032	6,531	18,500	06/21
Creekview 121 7 & 8, Dallas, TX	137,000	5,489	1,310	6,799	16,300	07/21
Northwest Crossing 1-3, Houston, TX	278,000	6,109	5,426	11,535	25,700	07/21
Settlers Crossing 3 & 4, Austin, TX	173,000	4,030	4,059	8,089	18,400	07/21
LakePort 1-3, Dallas, TX	194,000	3,542	4,520	8,062	22,500	09/21
Total Under Construction	1,805,000	37,021	52,428	89,449	170,800
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	178,000	(3,221)	785	4,373
Ft. Myers, FL	329,000	(8,276)	2,457	7,503
Miami, FL	463,000	(11,944)	9,798	34,185
Orlando, FL	—	(4,967)	323	1,075
Tampa, FL	349,000	—	4,241	5,801
Atlanta, GA	—	(3,890)	3,164	—
Jackson, MS	28,000	—	—	706
Charlotte, NC	475,000	(1,766)	1,884	7,327
Austin, TX	—	(4,030)	288	—
Dallas, TX	997,000	(11,583)	18,979	19,588
Houston, TX	1,223,000	(13,126)	16,135	19,448
San Antonio, TX	373,000	(5,987)	1,137	4,199
Total Prospective Development	4,415,000	(68,790)	59,191	104,205
	8,503,000	$(6,625)	265,609	419,999
The Development and Value-Add Properties Activity table is continued on the following page.

DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2019		Costs Incurred
		Costs Transferred in 2019 (1)	For the Year Ended 12/31/19	Cumulative as of 12/31/19
	Building Size (Square feet)	(In thousands)				Building Conversion Date

Siempre Viva I, San Diego, CA (3)	115,000	$—	—	14,075		01/19
CreekView 121 3 & 4, Dallas, TX	158,000	—	1,739	15,539		03/19
Horizon VI, Orlando, FL	148,000	—	3,682	11,907		03/19
Horizon XI, Orlando, FL	135,000	—	507	9,230		04/19
Falcon Field, Phoenix, AZ	97,000	—	181	8,413		05/19
Gateway 1, Miami, FL	200,000	—	3,402	23,643		05/19
SunCoast 5, Ft. Myers, FL	81,000	—	1,335	7,870		05/19
Steele Creek V, Charlotte, NC	54,000	—	2,223	5,537		07/19
Broadmoor 2, Atlanta, GA	111,000	—	1,478	7,892		11/19
Eisenhauer Point 9, San Antonio, TX	82,000	1,154	5,175	6,329		11/19
World Houston 43, Houston, TX	86,000	1,041	5,381	6,422		11/19
Eisenhauer Point 7 & 8, San Antonio, TX	336,000	—	9,790	22,880		12/19
World Houston 45, Houston, TX	160,000	4,430	12,522	16,952		12/19
Total Transferred to Real Estate Properties	1,763,000	$6,625	47,415	156,689	(4)

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.

(2)	Included in these costs are development obligations of $59.3 million and tenant improvement obligations of $7.5 million on properties under development.

(3)	Represents value-add projects acquired by EastGroup.

(4)	Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $56,224,000 during 2019 due primarily to depreciation expense of $86,590,000, offset by the sale of 617,000 square feet of operating properties during 2019.

Other Assets
Other assets increased $23,391,000 during 2019.  A summary of Other assets follows:

	December 31,
	2019	2018
	(In thousands)
Leasing costs (principally commissions)	$89,191	78,985
Accumulated amortization of leasing costs	(34,963)	(30,185)
Leasing costs (principally commissions), net of accumulated amortization	54,228	48,800

Acquired in-place lease intangibles	28,834	21,696
Accumulated amortization of acquired in-place lease intangibles	(11,918)	(9,833)
Acquired in-place lease intangibles, net of accumulated amortization	16,916	11,863

Acquired above market lease intangibles	1,721	1,465
Accumulated amortization of acquired above market lease intangibles	(1,007)	(902)
Acquired above market lease intangibles, net of accumulated amortization	714	563

Straight-line rents receivable	40,369	36,022
Accounts receivable	5,581	5,433
Mortgage loans receivable	1,679	2,594
Interest rate swap assets	3,485	6,701
Right of use assets – Office leases (operating) (1)	2,115	—
Goodwill	990	990
Prepaid expenses and other assets	18,545	8,265
Total Other assets	$144,622	121,231

(1)
See Note 1(o) in the Notes to Consolidated Financial Statements for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets for office leases.

Liabilities
Unsecured bank credit facilities decreased $82,532,000 during 2019, mainly due to repayments of $1,015,678,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $932,658,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail below under Liquidity and Capital Resources.

Unsecured debt increased $214,715,000 during 2019, primarily due to the closing of $80 million of senior unsecured private placement notes in March, the closing of $110 million of senior unsecured private placement notes in August, the closing of a $100 million senior unsecured term loan in October and the amortization of debt issuance costs. These increases were offset by the repayment of a $75 million senior unsecured term loan in July and new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt are described in greater detail below under Liquidity and Capital Resources.

Secured debt decreased $55,368,000 during the year ended December 31, 2019.  The decrease resulted from the repayment of two mortgage loans with principal balances of $45,725,000 and $47,000, regularly scheduled principal payments of $9,821,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses increased $5,461,000 during 2019.  A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2019	2018
	(In thousands)
Property taxes payable	$2,696	10,718
Development costs payable	11,766	15,410
Real estate improvements and capitalized leasing costs payable	4,636	3,911
Interest payable	6,370	4,067
Dividends payable	30,714	27,738
Book overdraft (1)	25,771	15,048
Other payables and accrued expenses	10,071	9,671
Total Accounts payable and accrued expenses	$92,024	86,563

(1)
Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company's working cash line of credit. See Note 1(p) in the Notes to Consolidated Financial Statements.

Other liabilities increased $34,471,000 during 2019.  A summary of the Company’s Other liabilities follows:

	December 31,
	2019	2018
	(In thousands)
Security deposits	$20,351	18,432
Prepaid rent and other deferred income	13,855	12,728
Operating lease liabilities — Ground leases (1)	12,048	—
Operating lease liabilities — Office leases (1)	2,141	—

Acquired below-market lease intangibles	8,616	5,891
Accumulated amortization of acquired below-market lease intangibles	(4,494)	(3,028)
Acquired below-market lease intangibles, net of accumulated amortization	4,122	2,863

Interest rate swap liabilities	678	—
Prepaid tenant improvement reimbursements	56	614
Other liabilities	15,872	15
Total Other liabilities	$69,123	34,652

(1)
See Note 1(o) in the Notes to Consolidated Financial Statements for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets and related liabilities for ground leases and office leases.

Equity
Additional paid-in capital increased $291,508,000 during 2019 primarily due to the issuance of common stock under the Company's continuous common equity offering program (as discussed below under Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 11 in the Notes to Consolidated Financial Statements). EastGroup issued 2,388,342 shares of common stock under its continuous common equity offering program with net proceeds to the Company of $284,710,000.

During 2019, Distributions in excess of earnings decreased $9,891,000 as a result of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $121,662,000 exceeding dividends on common stock of $111,771,000.

Accumulated other comprehensive income decreased $3,894,000 during 2019. The decrease resulted from the change in fair value of the Company's interest rate swaps (cash flow hedges) which are further discussed in Notes 12 and 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2019 Compared to 2018
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for 2019 was $121,662,000 ($3.25 per basic and $3.24 per diluted share) compared to $88,506,000 ($2.50 per basic and $2.49 per diluted share) for 2018. The following paragraphs explain the change:

•
PNOI increased by $25,137,000 ($0.67 per diluted share) for 2019 as compared to 2018.  PNOI increased $12,550,000 from newly developed and value-add properties, $8,357,000 from same property operations and $5,076,000 from 2018 and 2019 acquisitions; PNOI decreased $971,000 from operating properties sold in 2018 and 2019. For the year 2019, lease termination fee income was $1,336,000 compared to $294,000 for 2018.  The Company recorded reserves for uncollectible rent of $448,000 in 2019 and $784,000 in 2018. Straight-lining of rent increased Income from real estate operations by $4,985,000 and $5,116,000 in 2019 and 2018, respectively.

•	EastGroup recognized gains on sales of real estate investments of $41,068,000 ($1.09 per diluted share) compared to $14,273,000 ($0.40 per diluted share) during 2018.

•	Depreciation and amortization expense increased by $13,020,000 ($0.35 per diluted share) during 2019 compared to 2018.

•	During 2019, EastGroup recognized gain on casualties and involuntary conversion of $428,000 ($0.01 per diluted share), compared to $1,245,000 ($0.04 per diluted share) during 2018.

EastGroup signed 160 leases with certain free rent concessions on 4,281,000 square feet during 2019 with total free rent concessions of $6,114,000 over the lives of the leases, compared to 132 leases with free rent concessions on 3,800,000 square feet with total free rent concessions of $5,944,000 over the lives of the leases in 2018.

The Company’s percentage of leased square footage was 97.6% at December 31, 2019, compared to 97.3% at December 31, 2018.  Occupancy at the end of 2019 was 97.1% compared to 96.8% at December 31, 2018.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through December 31, 2019). Same property average occupancy for the year ended December 31, 2019, was 96.9% compared to 96.3% for 2018.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2018 through December 31, 2019). The same property average rental rate was $6.10 per square foot for the year ended December 31, 2019, compared to $5.92 per square foot for 2018.

Interest Expense decreased $643,000 for the year ended December 31, 2019 compared to 2018.  The following table presents the components of Interest Expense for 2019 and 2018:

	Years Ended December 31,
	2019	2018	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$5,756	3,736	2,020
Amortization of facility fees - unsecured bank credit facilities	790	736	54
Amortization of debt issuance costs - unsecured bank credit facilities	556	508	48
Total variable rate interest expense	7,102	4,980	2,122
FIXED RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - fixed rate (1) (2) (excluding amortization of facility fees and debt issuance costs)	—	1,001	(1,001)
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	28,039	24,544	3,495
Secured debt interest (excluding amortization of debt issuance costs)	6,987	10,071	(3,084)
Amortization of debt issuance costs - unsecured debt	539	564	(25)
Amortization of debt issuance costs - secured debt	249	280	(31)
Total fixed rate interest expense	35,814	36,460	(646)
Total interest	42,916	41,440	1,476
Less capitalized interest	(8,453)	(6,334)	(2,119)
TOTAL INTEREST EXPENSE	$34,463	35,106	(643)

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

EastGroup's variable rate interest expense increased by $2,122,000 for 2019 as compared to 2018 primarily due to increases in the Company's weighted average interest rate and average borrowings on its unsecured bank credit facilities as shown in the following table:

	Years Ended December 31,
	2019	2018	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$172,175	141,223	30,952
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	3.34%	2.64%

The Company's fixed rate interest expense decreased by $646,000 for 2019 as compared to 2018 as a result of the secured debt, unsecured debt and fixed rate unsecured bank credit facilities activity described below.

Secured debt interest decreased by $3,084,000 in 2019 as compared to 2018 as a result of regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $9,821,000 during 2019 and $11,289,000 in 2018. The Company did not repay any secured debt in 2018. The details of the secured debt repaid in 2019 are shown in the following table:

SECURED DEBT REPAID IN 2019	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington	7.50%	04/05/2019	$45,725
Blue Heron II	5.39%	12/16/2019	47
Weighted Average/Total Amount for 2019	7.50%		$45,772

EastGroup did not obtain any new secured debt during 2018 or 2019.

Interest expense from fixed rate unsecured bank credit facilities decreased by $1,001,000 during 2019 as compared to 2018 due to the August 15, 2018 maturity of an interest rate swap designated to an $80 million draw on the Company's unsecured bank credit facilities. See footnote (2) in the interest expense summary table above for additional details.

Interest expense from fixed rate unsecured debt increased by $3,495,000 during 2019 as compared to 2018 as a result of the Company's unsecured debt activity described below. The details of the unsecured debt obtained in 2018 and 2019 are shown in the following table:

NEW UNSECURED DEBT IN 2018 and 2019	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$60 Million Senior Unsecured Notes	3.93%	04/10/2018	04/10/2028	$60,000
$80 Million Senior Unsecured Notes	4.27%	03/28/2019	03/28/2029	80,000
$35 Million Senior Unsecured Notes	3.54%	08/15/2019	08/15/2031	35,000
$75 Million Senior Unsecured Notes	3.47%	08/19/2019	08/19/2029	75,000
$100 Million Senior Unsecured Term Loan (1)	2.75%	10/10/2019	10/10/2026	100,000
Weighted Average/Total Amount for 2018 and 2019	3.53%			$350,000

(1)
The interest rate on this unsecured term loan is comprised of LIBOR plus 150 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.75% as of December 31, 2019. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

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

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased by $2,119,000 for 2019 as compared to 2018. The increase is due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $13,020,000 for 2019 compared to 2018 primarily due to the operating properties acquired by the Company during 2018 and 2019 and the properties transferred from Development and value-add properties in 2018 and 2019, partially offset by operating properties sold in 2018 and 2019.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, increased $26,795,000 for 2019 as compared to 2018. The Company's 2018 and 2019 sales transactions are described below in Real Estate Sold and Held for Sale/Discontinued Operations.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the years ended December 31, 2019 and 2018 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2019	2018
		(In thousands)
Upgrade on Acquisitions	40 yrs	$1,863	294
Tenant Improvements:
New Tenants	Lease Life	13,113	12,896
Renewal Tenants	Lease Life	3,908	2,926
Other:
Building Improvements	5-40 yrs	5,304	9,012
Roofs	5-15 yrs	12,179	9,053
Parking Lots	3-5 yrs	1,455	2,878
Other	5 yrs	834	861
Total Real Estate Improvements (1)		$38,656	37,920

(1)	Reconciliation of Total Real Estate Improvements to Real Estate Improvements on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Total Real Estate Improvements	$38,656	37,920
Change in Real Estate Property Payables	(876)	581
Change in Construction in Progress	(5)	(999)
Real Estate Improvements on the Consolidated Statements of Cash Flows	$37,775	37,502

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2019 and 2018 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2019	2018
		(In thousands)
Development and Value-Add	Lease Life	$8,065	4,843
New Tenants	Lease Life	5,900	5,880
Renewal Tenants	Lease Life	5,069	5,038
Total Capitalized Leasing Costs		$19,034	15,761
Amortization of Leasing Costs		$13,167	11,493

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

The Company did not classify any properties as held for sale as of December 31, 2019 and 2018.

In accordance with FASB Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the Company would report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, the Company would provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation.

The Company does not consider its sales in 2018 and 2019 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

EastGroup sold the following operating properties during 2019: World Houston 5 in Houston, Altamonte Commerce Center in Orlando, Southpointe Distribution Center in Tucson and three of its four University Business Center buildings in Santa Barbara, California. The properties (617,000 square feet combined) were sold for $68.5 million and the Company recognized gains on the sales of $41.1 million. The Company also sold (through eminent domain procedures) a small parcel of land (0.2 acres) adjacent to its Siempre Viva Distribution Center 1 in San Diego for $185,000 and the Company recognized a gain on the sale of $83,000.

In 2018, EastGroup sold the following operating properties: World Houston 18 in Houston, 56 Commerce Park in Tampa, and 35th Avenue Distribution Center in Phoenix. The properties contain a combined 339,000 square feet and were sold for $22.9 million. EastGroup recognized gains on the sales of $14.3 million. The Company also sold 11 acres of land in Houston for $2.6 million and recognized a gain on the sale of $86,000.

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

•
PNOI increased by $18,992,000 ($0.53 per diluted share) for 2018 as compared to 2017. PNOI increased $11,900,000 from newly developed and value-add properties, $6,712,000 from same property operations and $2,134,000 from 2017 and 2018 acquisitions; PNOI decreased $1,831,000 from operating properties sold in 2017 and 2018. For the year 2018, lease termination fee income was $294,000 compared to $468,000 for 2017.  The Company recorded net bad debt expense of $784,000 in 2018 and $499,000 in 2017. Straight-lining of rent increased Income from real estate operations by $5,116,000 and $3,723,000 in 2018 and 2017, respectively.

•	EastGroup recognized gains on sales of real estate investments of $14,273,000 ($0.40 per diluted share) compared to $21,855,000 ($0.64 per diluted share) during 2017.

•	Depreciation and amortization expense increased by $7,830,000 ($0.22 per diluted share).

•	During 2018, EastGroup recognized gain on casualties and involuntary conversion of $1,245,000 ($0.04 per diluted share), compared to zero during 2017.

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

Same property average occupancy (for the same operating properties owned during the period from January 1, 2017 through December 31, 2018) for the year ended December 31, 2018, was 96.9% compared to 96.6% for 2017. The same property average rental rate was $5.94 per square foot for the year ended December 31, 2018, compared to $5.74 per square foot for 2017.

Interest expense increased $331,000 in 2018 compared to 2017.  The following table presents the components of Interest expense for 2018 and 2017:

	Years Ended December 31,
	2018	2017	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$3,736	2,379	1,357
Amortization of facility fees - unsecured bank credit facilities	736	670	66
Amortization of debt issuance costs - unsecured bank credit facilities	508	451	57
Total variable rate interest expense	4,980	3,500	1,480
FIXED RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - fixed rate (1)(2) (excluding amortization of facility fees and debt issuance costs)	1,001	1,616	(615)
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	24,544	22,425	2,119
Secured debt interest (excluding amortization of debt issuance costs)	10,071	12,201	(2,130)
Amortization of debt issuance costs - unsecured debt	564	479	85
Amortization of debt issuance costs - secured debt	280	319	(39)
Total fixed rate interest expense	36,460	37,040	(580)
Total interest	41,440	40,540	900
Less capitalized interest	(6,334)	(5,765)	(569)
TOTAL INTEREST EXPENSE	$35,106	34,775	331

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

The Company's fixed rate interest expense decreased by $580,000 for 2018 as compared to 2017 as a result of the secured debt, fixed rate unsecured bank credit facilities and unsecured debt activity described below.

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

The Company's interest expense from fixed rate unsecured bank credit facilities decreased by $615,000 during 2018 as compared to 2017 due to the August 15, 2018 maturity of an interest rate swap designated to an $80 million draw on the Company's unsecured bank credit facilities. See footnote (2) in the interest expense summary table above for additional details.

The Company's interest expense from fixed rate unsecured debt increased by $2,119,000 during 2018 as compared to 2017 as a result of the Company's unsecured debt activity described below. The details of the unsecured debt obtained in 2017 and 2018 are shown in the following table:

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

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased by $569,000 for 2018 as compared to 2017. The increase was due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $7,830,000 for 2018 compared to 2017 primarily due to the operating properties acquired by the Company during 2017 and 2018 and the properties transferred from Development and value-add properties in 2017 and 2018, partially offset by operating properties sold in 2017 and 2018.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, decreased $7,582,000 for 2018 as compared to 2017. The Company's 2017 and 2018 sales transactions are described below in Real Estate Sold and Held for Sale/Discontinued Operations.

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

In 2018, EastGroup sold the following operating properties: World Houston 18 in Houston, 56 Commerce Park in Tampa, and 35th Avenue Distribution Center in Phoenix. The properties contain a combined 339,000 square feet and were sold for $22.9 million. EastGroup recognized gains on the sales of $14.3 million. The Company also sold 11 acres of land in Houston for $2.6 million and recognized a gain on the sale of $86,000.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and in subsequent periods, issued ASU 2018-10, 2018-11, and 2018-20, all of which relate to the new lease accounting guidance. The Company adopted the new lease accounting guidance effective January 1, 2019, and has applied its provisions on a prospective basis. The following changes are applicable to the Company’s financial condition and results of operations:

•
Lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases. As of January 1, 2019, the Company recorded its right of use asset and lease liability values for its operating leases as follows: office leases of $2,376,000 and ground leases of $10,226,000. The combined values of the Company's right of use assets and lease liabilities for its ground leases and office leases are less than 1% of the Company’s Total assets as of December 31, 2019.

•
Lessor accounting is largely unchanged under ASU 2016-02. The Company’s primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to account for its leases in substantially the same manner. The most significant changes for the Company related to lessor accounting include:

◦
The new standard’s narrow definition of initial direct costs for leases — The new definition of initial direct costs results in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup recorded Indirect leasing costs of $411,000 on the Consolidated Statements of Income and Comprehensive Income during 2019.

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

The Company has applied the provisions of the new lease accounting standard and provided the required disclosures in this Annual Report on Form 10-K.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses in November 2018. The ASUs amend guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities (EastGroup does not currently hold any and does not intend to hold any in the future), credit losses should be measured in a similar manner to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than a write-down. The ASUs affect entities holding financial assets and are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2016-13 and ASU 2018-19 on January 1, 2020, and will provide the necessary disclosures beginning with its Form 10-Q for the period ending March 31, 2020. EastGroup does not expect the adoption to have a material impact on its financial condition, results of operations or disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-13 on January 1, 2020, and will provide the necessary disclosures beginning with its Form 10-Q for the period ending March 31, 2020. EastGroup does not expect the adoption to have a material impact on its financial condition, results of operations or disclosures.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $195,912,000 for the year ended December 31, 2019.  The primary other sources of cash were from borrowings on unsecured bank credit facilities; proceeds from unsecured debt; proceeds from common stock offerings; and net proceeds from sales of real estate investments and non-operating real estate.  The Company distributed $108,795,000 in common stock dividends during 2019.  Other primary uses of cash were for repayments on unsecured bank credit facilities, unsecured debt and secured debt; the construction and development of properties; purchases of real estate; and capital improvements at various properties.

Total debt at December 31, 2019 and 2018 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2019 and 2018.

	December 31,
	2019	2018
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$112,710	195,730
Unamortized debt issuance costs	(1,316)	(1,804)
Unsecured bank credit facilities	111,394	193,926

Unsecured debt - fixed rate, carrying amount (1)	940,000	725,000
Unamortized debt issuance costs	(1,885)	(1,600)
Unsecured debt	938,115	723,400

Secured debt - fixed rate, carrying amount (1)	133,422	189,038
Unamortized debt issuance costs	(329)	(577)
Secured debt	133,093	188,461

Total debt	$1,182,602	1,105,787

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Until June 14, 2018, EastGroup had $300 million and $35 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2019. The Company amended and restated these credit facilities on June 14, 2018, expanding the capacity to $350 million and $45 million, as detailed below.

The $350 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company's election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company had designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company's unsecured bank credit facilities. As of December 31, 2019, the Company had $105,000,000 of variable rate borrowings outstanding on this unsecured  bank credit facility with a weighted average interest rate of 2.776%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company's $45 million unsecured bank credit facility has a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of December 31, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. As of December 31, 2019, the interest rate was 2.763% on a balance of $7,710,000.

As market conditions permit, EastGroup issues equity and/or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company.  The Company also believes it can obtain debt financing and issue common and/or preferred equity. For future debt issuances, the Company intends to issue primarily unsecured fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

In March 2019, the Company closed on the private placement of $80 million of senior unsecured notes with an insurance company. The notes have a 10-year term and a fixed interest rate of 4.27% with semi-annual interest payments. In August 2019, the Company closed on the private placement of $35 million of senior unsecured notes with an insurance company. The notes have a 12-year term and a fixed interest rate of 3.54% with semi-annual interest payments. Also in August 2019, the Company closed on the private placement of $75 million of senior unsecured notes with an insurance company. The notes have a 10-year term and a fixed rate of 3.47% with semi-annual interest payments. None of these senior unsecured notes are or will be registered under the Securities Act of 1933, as amended, and they may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In October 2019, the Company closed a $100 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (1.50% as of December 31, 2019 and February 12, 2020) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.75%.

In April 2019, EastGroup repaid (with no penalty) a mortgage loan with a balance of $45,725,000, an interest rate of 7.50% and an original maturity date of May 5, 2019. The loan was collateralized by 1.7 million square feet of operating properties. In December 2019, the Company repaid (with no penalty) a mortgage loan with a balance of $47,000, an interest rate of 5.39% and an original maturity date of February 29, 2020.

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

EastGroup entered into sales agreements with each of BNY Mellon Capital Markets, LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Jefferies LLC; and Raymond James & Associates, Inc. on March 6, 2017, and with BTIG, LLC; Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC on February 15, 2018 in connection with the establishment of a continuous equity offering program pursuant to which the Company would sell up to an aggregate of 10,000,000 shares of its common stock from time to time (the "Prior Program"). Pursuant to the Prior Program, the shares could be offered and sold in transactions that are deemed to be "at the market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended, or certain other transactions. Since its establishment in 2017, the Company sold an aggregate of 7,693,476 shares of common stock under the Prior Program.

During the year ended December 31, 2019, EastGroup issued and sold 2,388,342 shares of common stock under its Prior Program at an average price of $120.76 per share with gross proceeds to the Company of $288,419,000. The Company incurred offering-related costs of $3,709,000 during the year, resulting in net proceeds to the Company of $284,710,000.

On December 20, 2019, EastGroup entered into sales agreements with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; and Wells Fargo Securities, LLC in connection with the establishment of a new continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time (the "Current Program"). The Current Program replaced the Prior Program. As of February 13, 2020, the Company has not sold any shares of common stock under the Current Program; therefore, under the Current Program, EastGroup may offer and sell shares of its common stock having an aggregate offering price of up to $750,000,000 through the sales agents.

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2019 were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Unsecured Bank Credit Facilities (1) (2)	$112,710	—	112,710	—	—
Interest on Unsecured Bank Credit Facilities (3)	10,221	3,918	6,303	—	—
Unsecured Debt (1)	940,000	105,000	115,000	235,000	485,000
Interest on Unsecured Debt	183,230	31,638	53,528	44,970	53,094
Secured Debt (1)	133,422	9,047	122,332	241	1,802
Interest on Secured Debt	8,797	5,710	2,809	149	129
Dividends Payable (4)	29,096	29,096	—	—	—
Operating Lease Obligations:
Office Leases	2,277	495	884	850	48
Ground Leases	22,400	970	1,940	1,974	17,516
Real Estate Property Obligations (5)	8,250	8,250	—	—	—
Development and Value-Add Obligations (6)	59,268	59,268	—	—	—
Tenant Improvements (7)	13,908	13,908	—	—	—
Purchase Obligations	10,822	10,522	300	—	—
Total	$1,534,401	277,822	415,806	283,184	557,589

(1)	These amounts are included on the Consolidated Balance Sheets net of unamortized debt issuance costs.

(2)
The Company’s balances under its unsecured bank credit facilities change depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.  At December 31, 2019, the weighted average interest rate was 2.775% on the $112,710,000 of variable rate debt that matures in July 2022. The $350 million unsecured credit facility has options for two six-month extensions (at the Company's election) and a $150 million accordion (with agreement by all parties). The $45 million unsecured credit facility automatically extends for two six-month terms if the extension options in the $350 million revolving facility are exercised. As of December 31, 2019, the interest rate on the $350 million facility was LIBOR plus 100 basis points (weighted average interest rate of 2.776%) with an annual facility fee of 20 basis points, and the interest rate on the $45 million facility, which resets on a daily basis, was LIBOR plus 100 basis points (2.763%) with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.

(3)
Represents an estimate of interest due on the Company's unsecured bank credit facilities based on the outstanding unsecured credit facilities as of December 31, 2019 and interest rates and maturity dates on the facilities as of December 31, 2019 as discussed in note 2 above.

(4)
Represents dividends declared during December 2019, which were paid in January 2020. Dividends Payable excludes dividends payable on unvested restricted stock of $1,618,000, which are subject to continued service and will be paid upon vesting in future periods.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company has two variable rate unsecured bank credit facilities as discussed under the heading Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K. As market conditions permit, EastGroup issues equity and/or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings. The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements. The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed rate and variable rate debt as of December 31, 2019.

	2020	2021	2022		2023	2024	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	112,710	(1)	—	—	—	112,710	113,174 (2)
Weighted average interest rate	—	—	2.78%	(3)	—	—	—	2.78%
Unsecured debt - fixed rate (in thousands)	$105,000	40,000	75,000		115,000	120,000	485,000	940,000	959,177 (4)
Weighted average interest rate	3.55%	2.34%	3.03%		2.96%	3.47%	3.63%	3.42%
Secured debt - fixed rate (in thousands)	$9,047	89,562	32,770		119	122	1,802	133,422	136,107 (4)
Weighted average interest rate	4.42%	4.55%	4.09%		3.85%	3.85%	3.85%	4.42%

(1)
The variable rate unsecured bank credit facilities mature in July 2022 and as of December 31, 2019, have balances of $105,000,000 on the $350 million unsecured bank credit facility and $7,710,000 on the $45 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company's variable rate unsecured bank credit facilities as of December 31, 2019.

(4)
The fair value of the Company’s fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of December 31, 2019, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10%, or approximately 28 basis points, interest expense and cash flows would increase or decrease by approximately $313,000 annually. This does not include variable rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is hereby incorporated by reference to the Company’s Consolidated Financial Statements beginning on page 44 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)	Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)	Internal Control Over Financial Reporting.

(a)	Management's annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  EastGroup’s Management Report on Internal Control Over Financial Reporting is set forth in Part IV, Item 15 of this Form 10-K on page 48 and is incorporated herein by reference.

(b)	Report of the independent registered public accounting firm.

The report of KPMG LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in Part IV, Item 15 of this Form 10-K on page 49 and is incorporated herein by reference.

(c)	Changes in internal control over financial reporting.

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019:

Exhibit Number	Description
3.1	Articles of Incorporation of EastGroup Properties, Inc. (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Form DEF 14A (File No. 001-07094) filed April 4, 1997).
3.2	Amended and Restated Bylaws of EastGroup Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-07094) filed March 3, 2017).
4.1	Description of Securities (filed herewith)
10.1*
EastGroup Properties, Inc. 2013 Equity Incentive Plan, as amended and restated as of March 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-07094) filed March 3, 2017).

10.2*
Form of Severance and Change in Control Agreement entered into by and between the Company and each of Marshall A. Loeb, Brent W. Wood and John F. Coleman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-07094) filed May 18, 2016).

10.3*
Form of Severance and Change in Control Agreement by and between the Company and each of Ryan M. Collins, C. Bruce Corkern and R. Reid Dunbar (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-07094) filed May 18, 2016).

10.4*
EastGroup Properties, Inc. Director Compensation Program Including the Independent Director Compensation Policy pursuant to the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K (File No. 001-07094) filed February 14, 2018).

10.5
Note Purchase Agreement, dated as of August 28, 2013, by and among EastGroup Properties, L.P., the Company and each of the Purchasers of the Notes party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-07094) filed August 30, 2013).

10.6
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

21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
24.1	Powers of attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (filed herewith).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith)

*	Indicates a management contract or any compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the estimated fair value of certain acquired tangible and intangible assets in an asset acquisition

As discussed in Note 1(j) to the consolidated financial statements, the Company acquired $205,841,000 of real estate properties and development and value-add properties during 2019 that were accounted for as acquisitions of assets. The purchase price in an asset acquisition is allocated among the individual components of both the tangible and intangible assets acquired based on their respective fair values. The fair value of the tangible assets or property (land, building and improvements) assumes the property to be vacant and is determined using a discounted cash flow model. A portion of the fair value of the property is allocated to land as determined using comparable land sales. The fair value of in-place lease intangibles is determined using estimates of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, and present value techniques for the above or below market rent component of in-place lease intangibles.
We identified the evaluation of the estimated fair value of certain acquired tangible and intangible assets in an asset acquisition, as a critical audit matter. Certain acquired tangible and intangible assets include land, buildings, and in-place lease intangibles, including the above or below market rent component of in-place lease intangibles. Specifically, the assumptions used in the Company’s determination of the estimated fair value involved subjective auditor judgment in evaluating comparable land sales, current market rents, and terminal capitalization rates used in the discounted cash flow model, especially when comparable transactions and market data may be limited, or not entirely comparable.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls within the Company’s process to estimate fair value of acquired tangible and intangible assets in an asset acquisition, including the Company’s development of comparable land sales, current market rents and terminal capitalization rates. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimated fair value of land, current market rents and terminal capitalization rates by comparing the Company’s estimates to our independently developed ranges of comparable land sales, current market rents and terminal capitalization rates using publicly available market data.

(Signed) KPMG LLP

We have served as the Company's auditor since 1970.

Jackson, Mississippi
February 13, 2020

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The design of any system of internal control over financial reporting is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2019.

/s/ EASTGROUP PROPERTIES, INC.
Ridgeland, Mississippi
February 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on Internal Control Over Financial Reporting

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated February 13, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

(Signed) KPMG LLP
Jackson, Mississippi
February 13, 2020

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands, except share and per share data)
ASSETS
Real estate properties	$2,844,567	2,553,481
Development and value-add properties	419,999	263,664
	3,264,566	2,817,145
Less accumulated depreciation	(871,139)	(814,915)
	2,393,427	2,002,230
Unconsolidated investment	7,805	7,870
Cash	224	374
Other assets	144,622	121,231
TOTAL ASSETS	$2,546,078	2,131,705
LIABILITIES AND EQUITY
LIABILITIES
Unsecured bank credit facilities	$111,394	193,926
Unsecured debt	938,115	723,400
Secured debt	133,093	188,461
Accounts payable and accrued expenses	92,024	86,563
Other liabilities	69,123	34,652
Total Liabilities	1,343,749	1,227,002
EQUITY
Stockholders’ Equity:
Common stock; $0.0001 par value; 70,000,000 shares authorized; 38,925,953 shares issued and outstanding at December 31, 2019 and 36,501,356 at December 31, 2018	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,514,055	1,222,547
Distributions in excess of earnings	(316,302)	(326,193)
Accumulated other comprehensive income	2,807	6,701
Total Stockholders’ Equity	1,200,564	903,059
Noncontrolling interest in joint ventures	1,765	1,644
Total Equity	1,202,329	904,703
TOTAL LIABILITIES AND EQUITY	$2,546,078	2,131,705

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$330,813	299,018	274,031
Other revenue	574	1,374	119
	331,387	300,392	274,150
EXPENSES
Expenses from real estate operations	93,274	86,394	80,108
Depreciation and amortization	104,724	91,704	83,874
General and administrative	16,406	13,738	14,972
Indirect leasing costs	411	—	—
	214,815	191,836	178,954

OTHER INCOME (EXPENSE)
Interest expense	(34,463)	(35,106)	(34,775)
Gain on sales of real estate investments	41,068	14,273	21,855
Other	163	913	1,313
NET INCOME	123,340	88,636	83,589
Net income attributable to noncontrolling interest in joint ventures	(1,678)	(130)	(406)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	121,662	88,506	83,183
Other comprehensive income (loss) – cash flow hedges	(3,894)	1,353	3,353
TOTAL COMPREHENSIVE INCOME	$117,768	89,859	86,536
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$3.25	2.50	2.45
Weighted average shares outstanding	37,442	35,439	33,996
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$3.24	2.49	2.44
Weighted average shares outstanding	37,527	35,506	34,047

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
Balance, December 31, 2016	$3	949,318	(313,655)	1,995	4,205	641,866
Net income	—	—	83,183	—	406	83,589
Net unrealized change in fair value of cash flow hedges	—	—	—	3,353	—	3,353
Common dividends declared – $2.52 per share	—	—	(86,560)	—	—	(86,560)
Stock-based compensation, net of forfeitures	—	7,012	—	—	—	7,012
Issuance of 1,370,457 shares of common stock, common stock offering, net of expenses	—	109,207	—	—	—	109,207
Issuance of 2,744 shares of common stock, dividend reinvestment plan	—	228	—	—	—	228
Withheld 33,695 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,505)	—	—	—	(2,505)
Purchase of noncontrolling interest in joint venture	—	(2,107)	—	—	(2,597)	(4,704)
Distributions to noncontrolling interest	—	—	—	—	(478)	(478)
Contributions from noncontrolling interest	—	—	—	—	122	122
Balance, December 31, 2017	3	1,061,153	(317,032)	5,348	1,658	751,130
Net income	—	—	88,506	—	130	88,636
Net unrealized change in fair value of cash flow hedges	—	—	—	1,353	—	1,353
Common dividends declared – $2.72 per share	—	—	(97,667)	—	—	(97,667)
Stock-based compensation, net of forfeitures	—	6,103	—	—	—	6,103
Issuance of 1,706,474 shares of common stock, common stock offering, net of expenses	1	157,318	—	—	—	157,319
Issuance of 1,844 shares of common stock, dividend reinvestment plan	—	164	—	—	—	164
Withheld 23,824 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,055)	—	—	—	(2,055)
Purchase of noncontrolling interest in joint venture	—	(136)	—	—	—	(136)
Distributions to noncontrolling interest	—	—	—	—	(194)	(194)
Contributions from noncontrolling interest	—	—	—	—	50	50
Balance, December 31, 2018	4	1,222,547	(326,193)	6,701	1,644	904,703
Net income	—	—	121,662	—	1,678	123,340
Net unrealized change in fair value of cash flow hedges	—	—	—	(3,894)	—	(3,894)
Common dividends declared – $2.94 per share	—	—	(111,771)	—	—	(111,771)
Stock-based compensation, net of forfeitures	—	9,374	—	—	—	9,374
Issuance of 2,388,342 shares of common stock, common stock offering, net of expenses	—	284,710	—	—	—	284,710
Issuance of 1,893 shares of common stock, dividend reinvestment plan	—	212	—	—	—	212
Withheld 28,955 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,788)	—	—	—	(2,788)
Contributions from noncontrolling interest	—	—	—	—	821	821
Distributions to noncontrolling interest	—	—	—	—	(2,378)	(2,378)
Balance, December 31, 2019	$4	1,514,055	(316,302)	2,807	1,765	1,202,329

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
OPERATING ACTIVITIES
Net income	$123,340	88,636	83,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,724	91,704	83,874
Stock-based compensation expense	6,838	5,283	5,521
Net gain on sales of real estate investments and non-operating real estate	(41,151)	(14,359)	(22,148)
Gain on casualties and involuntary conversion on real estate assets	(180)	(1,245)	—
Changes in operating assets and liabilities:
Accrued income and other assets	(5,558)	(4,091)	(5,034)
Accounts payable, accrued expenses and prepaid rent	6,514	(2,682)	8,333
Other	1,385	1,485	879
NET CASH PROVIDED BY OPERATING ACTIVITIES	195,912	164,731	155,014
INVESTING ACTIVITIES
Development and value-add properties	(318,288)	(167,667)	(124,938)
Purchases of real estate	(142,712)	(57,152)	(55,195)
Real estate improvements	(37,775)	(37,502)	(27,385)
Net proceeds from sales of real estate investments and non-operating real estate	66,737	24,508	42,710
Proceeds from casualties and involuntary conversion on real estate assets	723	1,635	—
Repayments on mortgage loans receivable	915	1,987	171
Changes in accrued development costs	(3,644)	5,711	(144)
Changes in other assets and other liabilities	(9,293)	(12,955)	(14,645)
NET CASH USED IN INVESTING ACTIVITIES	(443,337)	(241,435)	(179,426)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	932,658	448,100	391,617
Repayments on unsecured bank credit facilities	(1,015,678)	(448,709)	(387,298)
Proceeds from unsecured debt	290,000	60,000	60,000
Repayments on unsecured debt	(75,000)	(50,000)	—
Repayments on secured debt	(55,593)	(11,289)	(58,209)
Debt issuance costs	(893)	(1,922)	(380)
Distributions paid to stockholders (not including dividends accrued)	(108,795)	(71,294)	(86,725)
Proceeds from common stock offerings	284,710	157,319	109,207
Proceeds from dividend reinvestment plan	212	221	228
Other	(4,346)	(5,364)	(4,534)
NET CASH PROVIDED BY FINANCING ACTIVITIES	247,275	77,062	23,906
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(150)	358	(506)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	374	16	522
CASH AND CASH EQUIVALENTS AT END OF YEAR	$224	374	16
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $8,453, $6,334, and $5,765 for 2019, 2018 and 2017, respectively	$30,839	33,458	33,634
Cash paid for operating lease liabilities	1,314	—	—
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$15,435	—	—

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 and 2017

(1)	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc. ("EastGroup" or "the Company"), its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.

During the fourth quarter of 2017, EastGroup closed the acquisition of the 20% noncontrolling interest in two of the four University Business Center buildings which were owned in a joint venture partnership; the Company then directly owned 100% of University Business Center 125 and 175. As of December 31, 2018 and 2017, EastGroup had an 80% controlling interest in University Business Center 120 and 130. During the fourth quarter of 2019, the Company, along with the noncontrolling interest partner, sold University Business Center 130. As of December 31, 2019, EastGroup had an 80% controlling interest in University Business Center 120.

Also during 2019, EastGroup entered into two new joint venture arrangements. On May 31, 2019, the Company acquired 6.5 acres of land in San Diego, known by the Company as the Miramar Land. In the second quarter of 2019, a joint venture was formed through which EastGroup owns a 95% controlling interest in this property.  Also, on December 31, 2019, the Company acquired 41.6 acres of land in San Diego, known by the Company as the Otay Mesa Land, with the same noncontrolling interest partner with EastGroup owning a 99% controlling interest in the property.

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
EastGroup, a Maryland corporation, has qualified as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to, among other things, distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2019, 2018 and 2017 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2019, 2018 and 2017.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2019	2018	2017
Common Share Distributions:	(Per share)
Ordinary dividends	$3.14000	2.14305	2.49146
Nondividend distributions	—	—	0.02686
Unrecaptured Section 1250 capital gain	—	—	—
Other capital gain	—	—	0.00168
Total Common Share Distributions	$3.14000	2.14305	2.52000

EastGroup applies the principles of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2015 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2019 and 2018.

The Company’s income may differ for tax and financial reporting purposes principally because of (i) the timing of the deduction for the provision for possible losses and losses on investments, (ii) the timing of the recognition of gains or losses from the sale

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s primary revenue is rental income from business distribution space. Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable, including straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Revenue is recognized on payments received from tenants for early terminations after all criteria have been met in accordance with ASC 840, Leases, prior to January 1, 2019, and in accordance with ASC 842, Leases, subsequently.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and in subsequent periods, issued ASU 2018-10, 2018-11, and 2018-20, all of which relate to the new lease accounting guidance. The Company adopted the new lease accounting guidance effective January 1, 2019, and has applied its provisions on a prospective basis. Lessor accounting is largely unchanged under ASU 2016-02. The Company’s primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to account for its leases in substantially the same manner. The most significant changes for the Company related to lessor accounting include: (i) the new standard’s narrow definition of initial direct costs for leases, and (ii) the guidance applicable to recording uncollectible rents, as discussed in the following paragraphs.

The new standard’s narrow definition of initial direct costs for leases — The new definition of initial direct costs results in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup recorded Indirect leasing costs of $411,000 on the Consolidated Statements of Income and Comprehensive Income during 2019.

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

The Company has applied the provisions of the new lease accounting standard and provided the required disclosures in the notes to the consolidated financial statements.

The table below presents the components of Income from real estate operations for the year ended December 31, 2019:

Year Ended December 31, 2019
(In thousands)

Lease income — operating leases	$248,237
Variable lease income (1)	82,576
Income from real estate operations	$330,813

(1)	Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

Future Minimum Rental Receipts Under Non-Cancelable Leases
The Company’s leases with its customers may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate. In calculating the disclosures presented below, the Company included the fixed, non-cancelable terms of the leases. The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2019:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ending December 31,	(In thousands)
2020	$252,654
2021	215,820
2022	171,607
2023	132,274
2024	99,183
Thereafter	171,392
Total minimum receipts	$1,042,930

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

The Company recognizes gains on sales of real estate in accordance with the principles set forth in the Codification. For each transaction, the Company evaluates whether the guidance in ASC 606, Revenue from Contracts with Customers, or ASC 610, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, is applicable. Upon closing of real estate transactions, the provisions of the Codification require consideration of whether the seller has a controlling financial interest in the entity that holds the nonfinancial asset after the transaction. In addition, the seller evaluates whether a contract exists under ASC 606 and whether the counterparty obtained control of each nonfinancial asset that is sold. If a contract exists and the counterparty obtained control of each nonfinancial asset, the seller derecognizes the assets at the close of the transaction with resulting gains or losses reflected on the Consolidated Statements of Income and Comprehensive Income.

The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists.  If a significant uncertainty exists, interest income is recognized as collected.  If applicable, discounts on mortgage loans receivable are amortized over the lives of the loans using a method that does not differ materially from the interest method.  The Company evaluates the collectibility of both interest and principal on each of its loans to determine whether the loans are impaired.  A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell.  As of December 31, 2019 and 2018, there was no significant uncertainty of collection; therefore, interest income was recognized.  As of December 31, 2019 and 2018, the Company determined that no allowance for collectibility of the mortgage loans receivable was necessary.

(d)	Real Estate Properties
EastGroup has one reportable segment–industrial properties.  These properties are primarily located in major Sunbelt regions of the United States. The Company's properties have similar economic characteristics and as a result, have been aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  As of December 31, 2019 and 2018, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $86,590,000, $76,007,000 and $69,010,000 for 2019, 2018 and 2017, respectively.

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

In accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the Company would report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, the Company would provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation.

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
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method. Amortization of debt issuance costs was $1,344,000, $1,352,000 and $1,250,000 for 2019, 2018 and 2017, respectively. Amortization of facility fees was $790,000, $736,000 and $670,000 for 2019, 2018 and 2017, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  Leasing costs paid during the period are included in Changes in other assets and other liabilities in the Investing Activities section on the Consolidated Statements of Cash Flows.  Leasing costs amortization expense was $13,167,000, $11,493,000 and $10,329,000 for 2019, 2018 and 2017, respectively.

Amortization expense for in-place lease intangibles is disclosed below in Real Estate Property Acquisitions and Acquired Intangibles.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(j)	Real Estate Property Acquisitions and Acquired Intangibles
Upon acquisition of real estate properties, EastGroup applies the principles of ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2019, 2018 and 2017 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company has capitalized acquisition costs related to its 2019, 2018 and 2017 acquisitions.

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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease.  The amounts allocated to above and below market leases are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.

Amortization of above and below market leases increased rental income by $1,229,000, $667,000 and $529,000 in 2019, 2018 and 2017, respectively.  Amortization expense for in-place lease intangibles was $4,967,000, $4,204,000 and $4,535,000 for 2019, 2018 and 2017, respectively.

Projected amortization of in-place lease intangibles for the next five years as of December 31, 2019 is as follows:

Years Ending December 31,	(In thousands)
2020	$4,949
2021	3,719
2022	2,697
2023	2,160
2024	1,593

During 2019, the Company acquired the following operating properties: Airways Business Center in Denver; 385 Business Park in Greenville; Grand Oaks 75 Business Center 1 in Tampa; and Siempre Viva Distribution Center 2 and Rocky Point Distribution Center 1 in San Diego. The Company also acquired the following value-add properties: Logistics Center 6 & 7 and Arlington Tech Centre 1 & 2 in Dallas; Grand Oaks 75 Business Center 2 in Tampa; Interstate Commons Distribution Center 2 in Phoenix; Southwest Commerce Center in Las Vegas; and Rocky Point Distribution Center 2 in San Diego. At the time of acquisition, these value-add properties were classified in the lease-up or under construction phase. The total cost for the properties acquired by the Company was $205,841,000, of which $105,301,000 was allocated to Real estate properties and $92,268,000 was allocated to Development and value-add properties. EastGroup allocated $46,778,000 of the total purchase price to land using third party land valuations for the Denver, Greenville, Tampa, Dallas, Phoenix, Las Vegas and San Diego markets. Logistics Center 6 & 7 is located on land under a ground lease; therefore, no value was allocated to land for this transaction. The market values are considered

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 18 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $10,020,000 to in-place lease intangibles and $344,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets) and $2,092,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

Also during 2019, EastGroup acquired 6.5 acres of operating land in San Diego for $13,386,000. In connection with the acquisition, the Company allocated value to land and below market leases. EastGroup recorded land of $13,979,000 based on third party land valuations for the San Diego market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement. This land, which is included in Real estate properties on the Consolidated Balance Sheets, is currently leased to a tenant that operates a parking lot on the site. The Company recorded $593,000 to below market leases in connection with this land acquisition. These costs are amortized over the remaining life of the associated lease in place at the time of acquisition.

EastGroup also acquired 41.6 acres of operating land in San Diego for $15,282,000. This land, which is included in Real estate properties on the Consolidated Balance Sheets, is currently leased (on a month-to-month basis) to various tenants operating outdoor storage on the site.

During 2019, EastGroup also acquired a small parcel of land (0.5 acres) adjacent to its Yosemite Distribution Center in Milpitas (San Francisco), California, for $472,000. This land is included in Real estate properties on the Consolidated Balance Sheets.

During 2018, the Company acquired the following operating properties: Gwinnett 316 in Atlanta; Eucalyptus Distribution Center in Chino (Los Angeles); Allen Station I & II in Dallas; and Greenhill Distribution Center in Austin. The Company also acquired one value-add property, Siempre Viva Distribution Center in San Diego. At the time of acquisition, Siempre Viva was classified in the lease-up phase. The total cost for the properties acquired by the Company was $71,086,000, of which $54,537,000 was allocated to Real estate properties and $13,934,000 was allocated to Development and value-add properties. EastGroup allocated $23,263,000 of the total purchase price to land using third party land valuations for the Atlanta, Dallas, Austin, San Diego and Chino (Los Angeles) markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 18 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $4,350,000 to in-place lease intangibles, $21,000 to above market leases and $1,756,000 to below market leases. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During 2017, the Company acquired the following operating properties: Shiloh 400, Broadmoor Commerce Park and Hurricane Shoals 1 & 2 in Atlanta and Southpark Corporate Center 5-7 in Austin. The Company also acquired one value-add property, Progress Center 1 & 2 in Atlanta. At the time of acquisition, Progress Center 1 & 2 was classified in the lease-up phase of development. The total cost for the properties acquired by the Company was $65,243,000, of which $51,539,000 was allocated to Real estate properties and $10,312,000 was allocated to Development and value-add properties. EastGroup allocated $11,281,000 of the total purchase price to land using third party land valuations for the Atlanta and Austin markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 18 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $3,662,000 to in-place lease intangibles, $115,000 to above market leases and $385,000 to below market leases.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at December 31, 2019 and 2018.

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

In April 2013, the Board of Directors adopted the EastGroup Properties, Inc. 2013 Equity Incentive Plan (the “2013 Equity Plan”) upon the recommendation of the Compensation Committee; the 2013 Equity Plan was approved by the Company's stockholders and became effective May 29, 2013. The 2013 Equity Plan was further amended by the Board of Directors in March 2017. The 2013 Equity Plan replaced the 2004 Plan. Typically, the Company issues new shares to fulfill stock grants or upon the exercise of stock options.

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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and to disclose material contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and in subsequent periods, issued ASU 2018-10, 2018-11, and 2018-20, all of which relate to the new lease accounting guidance. The Company adopted the new lease accounting guidance effective January 1, 2019, and has applied its provisions on a prospective basis. The following changes are applicable to the Company’s financial condition and results of operations:

•
Lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is a lessee on a limited number of leases, including office and ground leases. As of January 1, 2019, the Company recorded its right of use asset and lease liability values for its operating leases as follows: office leases of $2,376,000 and ground leases of $10,226,000. The combined values of the Company's right of use assets and lease liabilities for its ground leases and office leases are less than 1% of the Company’s Total assets as of December 31, 2019.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Lessor accounting is largely unchanged under ASU 2016-02. The Company’s primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company is continuing to account for its leases in substantially the same manner. The most significant changes for the Company related to lessor accounting include:

◦
The new standard’s narrow definition of initial direct costs for leases — The new definition of initial direct costs results in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup recorded Indirect leasing costs of $411,000 on the Consolidated Statements of Income and Comprehensive Income during 2019.

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

The Company has applied the provisions of the new lease accounting standard and provided the required disclosures in this Annual Report on Form 10-K.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses in November 2018. The ASUs amend guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities (EastGroup does not currently hold any and does not intend to hold any in the future), credit losses should be measured in a similar manner to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than a write-down. The ASUs affect entities holding financial assets and are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2016-13 and ASU 2018-19 on January 1, 2020, and will provide the necessary disclosures beginning with its Form 10-Q for the period ending March 31, 2020. EastGroup does not expect the adoption to have a material impact on its financial condition, results of operations or disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-13 on January 1, 2020, and will provide the necessary disclosures beginning with its Form 10-Q for the period ending March 31, 2020. EastGroup does not expect the adoption to have a material impact on its financial condition, results of operations or disclosures.

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

(q)	Reclassifications
Certain reclassifications have been made in the 2018 consolidated financial statements to conform to the 2019 presentation.

(2)	REAL ESTATE PROPERTIES

The Company’s Real estate properties and Development and value-add properties at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(In thousands)
Real estate properties:
Land	$452,698	380,684
Buildings and building improvements	1,907,963	1,732,592
Tenant and other improvements	471,909	440,205
Right of use assets — Ground leases (operating) (1)	11,997	—
Development and value-add properties (2)	419,999	263,664
	3,264,566	2,817,145
Less accumulated depreciation	(871,139)	(814,915)
	$2,393,427	2,002,230

(1)	See Ground Leases discussion below and in Note 1(o) for information regarding the Company's right of use assets for ground leases.

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

EastGroup acquired operating properties during 2019, 2018 and 2017 as discussed in Note 1(j).

The Company sold operating properties during 2019, 2018 and 2017 as shown in the table below. The results of operations and gains and losses on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments.

The Company did not classify any properties as held for sale as of December 31, 2019 and 2018.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of Real Estate
A summary of Gain on sales of real estate investments for the years ended December 31, 2019, 2018 and 2017 follows:

Real Estate Properties	Location	Size (in Square Feet)	Date Sold	Net Sales Price	Basis	Recognized Gain
				(In thousands)
2019
World Houston 5	Houston, TX	51,000	01/29/2019	$3,679	1,354	2,325
Altamonte Commerce Center	Orlando, FL	186,000	05/20/2019	14,423	5,342	9,081
University Business Center 130 (1)	Santa Barbara, CA	40,000	11/07/2019	11,083	2,729	8,354
Southpointe Distribution Center	Tucson, AZ	207,000	12/03/2019	13,699	2,281	11,418
University Business Center 125 & 175	Santa Barbara, CA	133,000	12/11/2019	23,675	13,785	9,890
Total for 2019				$66,559	25,491	41,068
2018
World Houston 18	Houston, TX	33,000	01/26/2018	$2,289	1,211	1,078
56 Commerce Park	Tampa, FL	181,000	03/20/2018	12,032	2,888	9,144
35th Avenue Distribution Center	Phoenix, AZ	125,000	07/26/2018	7,683	3,632	4,051
Total for 2018				$22,004	7,731	14,273
2017
Stemmons Circle	Dallas, TX	99,000	05/12/2017	$5,051	1,329	3,722
Techway Southwest I-IV	Houston, TX	415,000	06/19/2017	32,506	14,373	18,133
Total for 2017				$37,557	15,702	21,855

(1)
EastGroup owned 80% of University Business Center 130 through a joint venture. The information shown for this transaction also includes the 20% attributable to the Company's noncontrolling interest partner.

The table above includes sales of operating properties; the Company also sold parcels of land during the years presented. During the year ended December 31, 2019, the Company sold (through eminent domain procedures) a small parcel of land (0.2 acres) in San Diego for $185,000 and recognized a gain on the sale of $83,000. During the year ended December 31, 2018, EastGroup sold a parcel of land in Houston for $2,577,000 and recognized a gain on the sale of $86,000. During the year ended December 31, 2017, EastGroup sold parcels of land in El Paso and Dallas for $3,778,000 and recognized net gains on the sales of $293,000. The net gains on sales of land are included in Other on the Consolidated Statements of Income and Comprehensive Income.

Development and Value-Add Properties
The Company’s development and value-add program as of December 31, 2019, was comprised of the properties detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development projects for 2019 were $8,453,000 compared to $6,334,000 for 2018 and $5,765,000 for 2017. In addition, EastGroup capitalized internal development costs of $6,918,000 during the year ended December 31, 2019, compared to $4,696,000 during 2018 and $4,754,000 in 2017.

Total capital invested for development and value-add properties during 2019 was $318,288,000, which primarily consisted of costs of $265,609,000 as detailed in the Development and Value-Add Properties Activity table below, $47,415,000 as detailed in the Development and Value-Add Properties Transferred to Real Estate Properties During 2019 table below and costs of $5,264,000 on projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Incurred				Anticipated Building Conversion Date
		Costs Transferred in 2019 (1)	For the Year Ended 12/31/19	Cumulative as of 12/31/19	Projected Total Costs (2)
		(In thousands)
	(Unaudited)				(Unaudited)	(Unaudited)
LEASE-UP	Building Size (Square feet)
Logistics Center 6 & 7, Dallas, TX (3)	142,000	$—	15,735	15,735	16,400	01/20
Settlers Crossing 1, Austin, TX	77,000	—	2,999	9,259	10,200	01/20
Settlers Crossing 2, Austin, TX	83,000	—	1,360	8,475	9,200	01/20
Parc North 5, Dallas, TX	100,000	—	1,736	8,689	9,200	02/20
Airport Commerce Center 3, Charlotte, NC	96,000	—	2,763	8,556	9,100	03/20
Horizon VIII & IX, Orlando, FL	216,000	4,967	11,634	16,601	18,800	04/20
Ten West Crossing 8, Houston, TX	132,000	—	3,174	9,764	10,900	04/20
Tri-County Crossing 1 & 2, San Antonio, TX	203,000	—	6,491	15,386	16,700	04/20
CreekView 121 5 & 6, Dallas, TX	139,000	—	7,546	13,151	16,200	06/20
Parc North 6, Dallas, TX	96,000	2,552	5,738	8,290	10,100	07/20
Arlington Tech Centre 1 & 2, Dallas, TX (3)	151,000	—	13,277	13,277	15,100	08/20
Gateway 5, Miami, FL	187,000	11,944	11,161	23,105	23,500	09/20
Grand Oaks 75 2, Tampa, FL (3)	150,000	—	13,115	13,115	13,600	09/20
Southwest Commerce Center, Las Vegas, NV (3)	196,000	—	26,613	26,613	30,100	10/20
SunCoast 6, Ft. Myers, FL	81,000	3,915	4,019	7,934	9,200	10/20
Rocky Point 2, San Diego, CA (3)	109,000	—	19,275	19,275	20,600	12/20
Steele Creek IX, Charlotte, NC	125,000	1,766	7,354	9,120	9,800	12/20
Total Lease-Up	2,283,000	25,144	153,990	226,345	248,700
UNDER CONSTRUCTION
SunCoast 8, Ft. Myers, FL	77,000	4,361	123	4,484	9,000	05/20
Gilbert Crossroads A & B, Phoenix, AZ	140,000	3,221	10,729	13,950	16,000	01/21
Hurricane Shoals 3, Atlanta, GA	101,000	3,890	2,739	6,629	8,800	03/21
Interstate Commons 2, Phoenix, AZ (3)	142,000	—	9,882	9,882	11,800	03/21
Tri-County Crossing 3 & 4, San Antonio, TX	203,000	2,334	6,364	8,698	14,700	05/21
World Houston 44, Houston, TX	134,000	1,546	3,244	4,790	9,100	05/21
Ridgeview 1 & 2, San Antonio, TX	226,000	2,499	4,032	6,531	18,500	06/21
Creekview 121 7 & 8, Dallas, TX	137,000	5,489	1,310	6,799	16,300	07/21
Northwest Crossing 1-3, Houston, TX	278,000	6,109	5,426	11,535	25,700	07/21
Settlers Crossing 3 & 4, Austin, TX	173,000	4,030	4,059	8,089	18,400	07/21
LakePort 1-3, Dallas, TX	194,000	3,542	4,520	8,062	22,500	09/21
Total Under Construction	1,805,000	37,021	52,428	89,449	170,800
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	178,000	(3,221)	785	4,373
Ft. Myers, FL	329,000	(8,276)	2,457	7,503
Miami, FL	463,000	(11,944)	9,798	34,185
Orlando, FL	—	(4,967)	323	1,075
Tampa, FL	349,000	—	4,241	5,801
Atlanta, GA	—	(3,890)	3,164	—
Jackson, MS	28,000	—	—	706
Charlotte, NC	475,000	(1,766)	1,884	7,327
Austin, TX	—	(4,030)	288	—
Dallas, TX	997,000	(11,583)	18,979	19,588
Houston, TX	1,223,000	(13,126)	16,135	19,448
San Antonio, TX	373,000	(5,987)	1,137	4,199
Total Prospective Development	4,415,000	(68,790)	59,191	104,205
	8,503,000	$(6,625)	265,609	419,999
The Development and Value-Add Properties Activity table is continued on the following page.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2019		Costs Incurred
		Costs Transferred in 2019 (1)	For the Year Ended 12/31/19	Cumulative as of 12/31/19
	(Unaudited)	(In thousands)				(Unaudited)
	Building Size (Square feet)					Building Conversion Date

Siempre Viva I, San Diego, CA (3)	115,000	$—	—	14,075		01/19
CreekView 121 3 & 4, Dallas, TX	158,000	—	1,739	15,539		03/19
Horizon VI, Orlando, FL	148,000	—	3,682	11,907		03/19
Horizon XI, Orlando, FL	135,000	—	507	9,230		04/19
Falcon Field, Phoenix, AZ	97,000	—	181	8,413		05/19
Gateway 1, Miami, FL	200,000	—	3,402	23,643		05/19
SunCoast 5, Ft. Myers, FL	81,000	—	1,335	7,870		05/19
Steele Creek V, Charlotte, NC	54,000	—	2,223	5,537		07/19
Broadmoor 2, Atlanta, GA	111,000	—	1,478	7,892		11/19
Eisenhauer Point 9, San Antonio, TX	82,000	1,154	5,175	6,329		11/19
World Houston 43, Houston, TX	86,000	1,041	5,381	6,422		11/19
Eisenhauer Point 7 & 8, San Antonio, TX	336,000	—	9,790	22,880		12/19
World Houston 45, Houston, TX	160,000	4,430	12,522	16,952		12/19
Total Transferred to Real Estate Properties	1,763,000	$6,625	47,415	156,689	(4)

(1)	Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.

(2)	Included in these costs are development obligations of $59.3 million and tenant improvement obligations of $7.5 million on properties under development.

(3)	Represents value-add projects acquired by EastGroup.

(4)	Represents cumulative costs at the date of transfer.

Ground Leases
On January 1, 2019, EastGroup adopted the principles of FASB Accounting Standards Codification (“ASC”) 842, Leases, as discussed in Note 1(o). In connection with the adoption, the Company recorded right of use assets for its ground leases, which are classified as operating leases, using the effective date transition option; under this option, prior years are not restated. As of January 1, 2019, the Company recorded right of use assets for its ground leases of $10,226,000. In April 2019, the Company acquired Logistics Center 6 & 7 in Dallas, which is located on land under a ground lease. The Company recorded a right of use asset of $2,679,000 in connection with this acquisition. As of December 31, 2019, the unamortized balance of the Company’s right of use assets for its ground leases was $11,997,000. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

As of December 31, 2019, the Company owned two properties in Florida, three properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to October 2058, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. Total ground lease expenditures for the years ended December 31, 2019, 2018 and 2017 were $966,000, $783,000 and $760,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  These future changes in payments will be considered variable payments and will not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease term as of December 31, 2019, for the ground leases is 43 years. The following schedule indicates approximate future minimum ground lease payments for these properties by year as of December 31, 2019:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Minimum Ground Lease Payments as of December 31, 2019

Years Ending December 31,	(In thousands)
2020	$970
2021	970
2022	970
2023	975
2024	999
Thereafter	38,916
Total minimum payments	43,800
Imputed interest (1)	(31,752)
Total ground leases	$12,048

(1)
As the Company’s leases do not provide an implicit rate, in order to calculate the present value of the remaining ground lease payments, the Company used its incremental borrowing rate, adjusted for a number of factors, including the long-term nature of the ground leases, the Company’s estimated borrowing costs, and the estimated fair value of the underlying land, to determine the imputed interest for its ground leases. The Company elected to use the portfolio approach as all of its ground leases in place as of January 1, 2019, have similar characteristics and determined 7.3% as the appropriate rate as of January 1, 2019, for all leases in place at that time. For the ground lease obtained during April 2019, the Company used its incremental borrowing rate, adjusted for the factors discussed above, which was determined to be 8.0%.

As noted above, the Company adopted the new lease accounting guidance effective January 1, 2019.  Since the Company has applied the provisions on a prospective basis, the following represents approximate future minimum ground lease payments by year as of December 31, 2018, as applicable under ASC 840, Leases, prior to the adoption of ASC 842.

Future Minimum Ground Lease Payments as of December 31, 2018

Years Ending December 31,	(In thousands)
2019	$791
2020	791
2021	791
2022	791
2023	791
Thereafter	30,751
$34,706

At December 31, 2018, the Company had the same ground leases in place as mentioned above, with the exception of the ground lease associated with Logistics Center 6 & 7 which was obtained in April 2019.

(3)	UNCONSOLIDATED INVESTMENT

The Company owns a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2021 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $7,805,000 at December 31, 2019, and $7,870,000 at December 31, 2018.

(4)	MORTGAGE LOANS RECEIVABLE

As of December 31, 2017, EastGroup had two mortgage loans receivable, both of which were classified as first mortgage loans, with effective interest rates of 5.15% and maturity dates in December 2022. In March of 2018, one of the notes was repaid in full. As of December 31, 2018 and 2019, the Company had one mortgage loan receivable which was classified as a first mortgage loan with an effective interest rate of 5.15% and a maturity date in December 2022. Mortgage loans receivable are included in Other assets on the Consolidated Balance Sheets. See Note 5 for a summary of Other assets.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	December 31,
	2019	2018
	(In thousands)
Leasing costs (principally commissions)	$89,191	78,985
Accumulated amortization of leasing costs	(34,963)	(30,185)
Leasing costs (principally commissions), net of accumulated amortization	54,228	48,800

Acquired in-place lease intangibles	28,834	21,696
Accumulated amortization of acquired in-place lease intangibles	(11,918)	(9,833)
Acquired in-place lease intangibles, net of accumulated amortization	16,916	11,863

Acquired above market lease intangibles	1,721	1,465
Accumulated amortization of acquired above market lease intangibles	(1,007)	(902)
Acquired above market lease intangibles, net of accumulated amortization	714	563

Straight-line rents receivable	40,369	36,022
Accounts receivable	5,581	5,433
Mortgage loans receivable	1,679	2,594
Interest rate swap assets	3,485	6,701
Right of use assets - Office leases (operating) (1)	2,115	—
Goodwill	990	990
Prepaid expenses and other assets	18,545	8,265
Total Other assets	$144,622	121,231

(1)	See Note 1(o) for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets for office leases.

(6)	UNSECURED BANK CREDIT FACILITIES

Until June 14, 2018, EastGroup had $300 million and $35 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2019. The Company amended and restated these credit facilities on June 14, 2018, expanding the capacity to $350 million and $45 million, as detailed below.

The $350 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company's election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. The Company had designated an interest rate swap to an $80 million unsecured bank credit facility draw that effectively fixed the interest rate on the $80 million draw to 2.020% through the interest rate swap's maturity date. This swap matured on August 15, 2018, and the $80 million draw has reverted to the variable interest rate associated with the Company's unsecured bank credit facilities. As of December 31, 2019, the Company had $105,000,000 of variable rate borrowings outstanding on this unsecured bank credit facility with a weighted average interest rate of 2.776%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company's $45 million unsecured bank credit facility has a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of December 31, 2019, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. As of December 31, 2019, the interest rate was 2.763% on a balance of $7,710,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Average unsecured bank credit facilities borrowings were $172,175,000 in 2019, $141,223,000 in 2018 and $114,751,000 in 2017, with weighted average interest rates (excluding amortization of facility fees and debt issuance costs) of 3.34% in 2019, 2.64% in 2018 and 2.07% in 2017.  Amortization of facility fees was $790,000, $736,000 and $670,000 for 2019, 2018 and 2017, respectively.  Amortization of debt issuance costs for the Company's unsecured bank credit facilities was $556,000, $508,000 and $451,000 for 2019, 2018 and 2017, respectively.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2019.

See Note 7 for a detail of the outstanding balances of the Company's Unsecured bank credit facilities as of December 31, 2019 and 2018.

(7)	UNSECURED AND SECURED DEBT

The Company's debt is detailed below. EastGroup presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets as detailed below.

	December 31, 2019	December 31, 2018
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$112,710	195,730
Unamortized debt issuance costs	(1,316)	(1,804)
Unsecured bank credit facilities	111,394	193,926

Unsecured debt - fixed rate, carrying amount (1)	940,000	725,000
Unamortized debt issuance costs	(1,885)	(1,600)
Unsecured debt	938,115	723,400

Secured debt - fixed rate, carrying amount (1)	133,422	189,038
Unamortized debt issuance costs	(329)	(577)
Secured debt	133,093	188,461

Total debt	$1,182,602	1,105,787

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the carrying amount of Unsecured debt follows:

				Balance at December 31,
	Margin Above LIBOR	Interest Rate	Maturity Date	2019	2018
				(In thousands)
$75 Million Unsecured Term Loan (1)	1.15%	2.85%	07/31/2019	$—	75,000
$75 Million Unsecured Term Loan (1)	1.10%	3.45%	12/20/2020	75,000	75,000
$40 Million Unsecured Term Loan (1)	1.10%	2.34%	07/30/2021	40,000	40,000
$75 Million Unsecured Term Loan (1)	1.40%	3.03%	02/28/2022	75,000	75,000
$65 Million Unsecured Term Loan (1)	1.10%	2.31%	04/01/2023	65,000	65,000
$100 Million Senior Unsecured Notes:
$30 Million Notes	Not applicable	3.80%	08/28/2020	30,000	30,000
$50 Million Notes	Not applicable	3.80%	08/28/2023	50,000	50,000
$20 Million Notes	Not applicable	3.80%	08/28/2025	20,000	20,000
$60 Million Senior Unsecured Notes	Not applicable	3.46%	12/13/2024	60,000	60,000
$100 Million Senior Unsecured Notes:
$60 Million Notes	Not applicable	3.48%	12/15/2024	60,000	60,000
$40 Million Notes	Not applicable	3.75%	12/15/2026	40,000	40,000
$25 Million Senior Unsecured Notes	Not applicable	3.97%	10/01/2025	25,000	25,000
$50 Million Senior Unsecured Notes	Not applicable	3.99%	10/07/2025	50,000	50,000
$60 Million Senior Unsecured Notes	Not applicable	3.93%	04/10/2028	60,000	60,000
$80 Million Senior Unsecured Notes	Not applicable	4.27%	03/28/2029	80,000	—
$35 Million Senior Unsecured Notes	Not applicable	3.54%	08/15/2031	35,000	—
$75 Million Senior Unsecured Notes	Not applicable	3.47%	08/19/2029	75,000	—
$100 Million Unsecured Term Loan (1)	1.50%	2.75%	10/10/2026	100,000	—
				$940,000	725,000

(1)
The interest rates on these unsecured term loans are comprised of LIBOR plus a margin which is subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into interest rate swap agreements (further described in Note 13) to convert the loans' LIBOR rates to effectively fixed interest rates. The interest rates in the table above are the effectively fixed interest rates for the loans, including the effects of the interest rate swaps, as of December 31, 2019.

In March 2019, the Company closed on the private placement of $80 million of senior unsecured notes with an insurance company. The notes have a 10-year term and a fixed interest rate of 4.27% with semi-annual interest payments. In August 2019, the Company closed on the private placement of $35 million of senior unsecured notes with an insurance company. The notes have a 12-year term and a fixed interest rate of 3.54% with semi-annual interest payments. Also in August 2019, the Company closed on the private placement of $75 million of senior unsecured notes with an insurance company. The notes have a 10-year term and a fixed rate of 3.47% with semi-annual interest payments. None of these senior unsecured notes are or will be registered under the Securities Act of 1933, as amended, and they may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In July 2019, the Company repaid a $75 million unsecured term loan at maturity with an effectively fixed interest rate of 2.85%.

In October 2019, the Company closed a $100 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (1.50% as of December 31, 2019 and February 12, 2020) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.75%.

The Company’s unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2019.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the carrying amount of Secured debt follows:

	Interest Rate	Monthly P&I Payment	Maturity Date	Carrying Amount of Securing Real Estate at December 31, 2019	Balance at December 31,
Property					2019	2018
				(In thousands)
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington	7.50%	539,747	Repaid	$—	—	46,725
Blue Heron II	5.39%	16,176	Repaid	—	—	233
40th Avenue, Beltway Crossing V, Centennial Park, Executive Airport, Interchange Park I, Ocean View, Wetmore 5-8 and World Houston 26, 28, 29 & 30	4.39%	463,778	01/05/2021	66,072	48,772	52,115
Colorado Crossing, Interstate I-III, Rojas, Steele Creek 1 & 2, Venture and World Houston 3-9 (1)	4.75%	420,045	06/05/2021	50,002	44,596	47,445
Arion 18, Beltway Crossing VI & VII, Commerce Park II & III, Concord, Interstate V-VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	329,796	01/05/2022	53,889	37,682	40,046
Ramona	3.85%	16,287	11/30/2026	8,794	2,372	2,474
				$178,757	133,422	189,038

(1)	During 2019, the Company executed a collateral release for World Houston 5; this property was sold during 2019 and is no longer considered to be collateral securing this loan.

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt (primarily unsecured), and/or proceeds from the issuance of equity instruments.

Scheduled principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), due during the next five years as of December 31, 2019 are as follows:

Years Ending December 31,	(In thousands)
2020	$114,047
2021	129,562
2022	107,770
2023	115,119
2024	120,122

(8)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2019	2018
	(In thousands)
Property taxes payable	$2,696	10,718
Development costs payable	11,766	15,410
Real estate improvements and capitalized leasing costs payable	4,636	3,911
Interest payable	6,370	4,067
Dividends payable	30,714	27,738
Book overdraft (1)	25,771	15,048
Other payables and accrued expenses	10,071	9,671
Total Accounts payable and accrued expenses	$92,024	86,563

(1) Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company's working cash line of credit. See Note 1(p).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	December 31,
	2019	2018
	(In thousands)
Security deposits	$20,351	18,432
Prepaid rent and other deferred income	13,855	12,728
Operating lease liabilities — Ground leases (1)	12,048	—
Operating lease liabilities — Office leases (1)	2,141	—

Acquired below-market lease intangibles	8,616	5,891
Accumulated amortization of acquired below-market lease intangibles	(4,494)	(3,028)
Acquired below-market lease intangibles, net of accumulated amortization	4,122	2,863

Interest rate swap liabilities	678	—
Prepaid tenant improvement reimbursements	56	614
Other liabilities	15,872	15
Total Other liabilities	$69,123	34,652

(1)	See Note 1(o) for information regarding the Company’s January 1, 2019, implementation of FASB ASC 842, Leases, and the Company’s right of use assets and related liabilities for office leases.

(10)	COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2019:

	Years Ended December 31,
	2019	2018	2017
	Common Stock (in shares)
Shares outstanding at beginning of year	36,501,356	34,758,167	33,332,213
Common stock offerings	2,388,342	1,706,474	1,370,457
Dividend reinvestment plan	1,893	1,844	2,744
Incentive restricted stock granted	59,943	50,217	93,285
Incentive restricted stock forfeited	(3,010)	—	(16,000)
Director common stock awarded	6,384	8,478	8,881
Director restricted stock granted	—	—	282
Restricted stock withheld for tax obligations	(28,955)	(23,824)	(33,695)
Shares outstanding at end of year	38,925,953	36,501,356	34,758,167

Common Stock Issuances
The following table presents the common stock issuance activity for the three years ended December 31, 2019:

Years Ended December 31,	Number of Shares of Common Stock Issued	Net Proceeds
		(In thousands)
2019	2,388,342	$284,710
2018	1,706,474	157,319
2017	1,370,457	109,207

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividend Reinvestment Plan
The Company had a dividend reinvestment plan that allowed stockholders to reinvest cash distributions in new shares of the Company. On December 12, 2019, the dividend reinvestment plan was terminated and any unsold shares pursuant to the plan were deregistered.

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
There were 1,583,223, 1,629,281 and 1,671,981 total shares available for grant under the 2013 Equity Plan as of December 31, 2019, 2018 and 2017, respectively. Typically, the Company issues new shares to fulfill stock grants.
Stock-based compensation cost for employees was $8,647,000, $5,322,000 and $6,309,000 for 2019, 2018 and 2017, respectively, of which $2,536,000, $1,173,000 and $1,458,000 were capitalized as part of the Company’s development costs for the respective years.

Employee Equity Awards
The Company's restricted stock program is designed to provide incentives for management to achieve goals established by the Compensation Committee of the Company's Board of Directors (the "Committee"). The awards act as a retention device, as they vest over time, allowing participants to benefit from dividends on shares as well as potential stock appreciation. Equity awards align management's interests with the long-term interests of shareholders.  The vesting periods of the Company’s restricted stock plans vary, as determined by the Committee.  Restricted stock is granted to executive officers subject to both continued service and the satisfaction of certain annual performance goals and multi-year market conditions as determined by the Committee.  Restricted stock is granted to non-executive officers subject only to continued service.  The cost for market-based awards and awards that only require service is amortized on a straight-line basis over the requisite service periods. The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date.

In the second quarter of 2017, the Committee approved a long-term equity compensation plan for certain of the Company’s executive officers that includes three components based on total shareholder return and one component based only on continued service as of the vesting dates.

The three long-term equity compensation plan components based on total shareholder return are subject to bright-line tests that compare the Company's total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The first plan measured the bright-line tests over the one-year period ended December 31, 2017. During the first quarter of 2018, the Committee measured the Company's performance for the one-year period against bright-line tests established by the Committee on the grant date of May 10, 2017.  The number of shares determined on the measurement date was 4,257.  These shares vested 100% on March 1, 2018, the date the earned shares were determined. On the grant date of May 10, 2017, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The third plan will measure the bright-line tests over the three-year period ended December 31, 2019. During the first quarter of 2020, the Committee will measure the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of May 10, 2017.  The number of shares to be earned on the measurement date could range from zero to 18,917.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2020 and 25% on January 1, 2021. On the grant date of May 10, 2017, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on May 10, 2017. On that date, 5,406 shares were granted to certain executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $78.18 per share, vested 25% in the first quarter of each of 2018, 2019 and 2020 and will vest 25% on January 1, 2021. The shares are being expensed on a straight-line basis over the remaining service period.

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

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on June 1, 2018. On that date, 7,884 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $95.19, vested 25% in the first quarter of 2019 and will vest 25% on each January 1 for the subsequent four years. The shares are being expensed on a straight-line basis over the remaining service period.

In the first quarter of 2019, the Committee approved an equity compensation award (the “2019 Annual Grant”) for the Company’s executive officers based upon certain annual performance measures for 2019; the 2019 Annual Grant is comprised of three components. The first component of the 2019 Annual Grant is based upon the following Company performance measures for 2019: (i) same property net operating income change, (ii) debt-to EBITDAre ratio, and (iii) fixed charge coverage. During the first quarter of 2020, the Committee will measure the Company’s performance for 2019 against bright-line tests established by

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Committee on the grant date of March 7, 2019. The aggregate number of shares that may be earned for the achievement of the annual performance measures could range from zero to 9,594. These shares, which have a grant date fair value of $105.97, would vest 20% on the date shares are determined and 20% per year on each January 1 for the subsequent four years. On the grant date of March 7, 2019, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

The second component of the 2019 Annual Grant is based upon the Company’s FFO per share for 2019. During the first quarter of 2020, the Committee will measure the Company’s performance for 2019 against bright-line tests established by the Committee on the grant date of August 28, 2019. The aggregate number of shares that may be earned for the achievement of the annual performance measures for FFO could range from zero to 15,992. These shares, which have a grant date fair value of $122.61, would vest 20% on the date shares are determined and 20% per year on each January 1 for the subsequent four years. On the grant date of August 28, 2019, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

The third component of the 2019 Annual Grant is based upon the achievement of individual goals for each of the officers to whom shares were granted. Any shares issued pursuant to the individual goals in this compensation plan will be determined by the Committee in its discretion and issued in the first quarter of 2020. The number of shares to be issued on the grant date for the achievement of individual goals could range from zero to 6,394. These shares would vest 20% on the date shares are determined and awarded and 20% per year on each January 1 for the subsequent four years. The Company will begin recognizing the expense for any shares awarded on the grant date in the first quarter of 2020, and the shares will be expensed on a straight-line basis over the remaining service period.

Also in the first quarter of 2019, the Committee approved a long-term equity compensation award for the Company’s executive officers that includes one component based on total shareholder return and one component based only on continued service as of the vesting dates.

The component of the long-term equity compensation award based on total shareholder return is subject to bright-line tests that will compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The award will measure the bright-line tests over the three-year period ending December 31, 2021. During the first quarter of 2022, the Committee will measure the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of March 7, 2019.  The aggregate number of shares to be earned on the measurement date could range from zero to 34,812.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2022 and 25% on January 1, 2023. On the grant date of March 7, 2019, the Company began recognizing expense for this award based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the long-term equity compensation award based only on continued service as of the vesting dates was awarded on March 7, 2019. On that date, an aggregate of 9,947 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $105.97, will vest 25% in the first quarter of 2020 and 25% on January 1 in years 2021, 2022 and 2023. The shares are being expensed on a straight-line basis over the remaining service period.

During the second quarter of 2019, 10,175 shares were granted to certain non-executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $112.14, will vest 20% on January 1 in years 2020, 2021, 2022, 2023 and 2024. The shares are being expensed on a straight-line basis over the remaining service period.

During the fourth quarter of 2019, the Committee adopted the Equity Award Retirement Policy (the "retirement policy") which allows for accelerated vesting of unvested shares for retirement-eligible employees (defined as employees who meet certain age and years of service requirements). In order to qualify for accelerated vesting upon retirement, the eligible employees must provide required notification under the retirement policy and must retire from the Company. The Company has adjusted its stock-based compensation expense to accelerate the recognition of expense for retirement-eligible employees.

During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares.  For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  Share certificates and dividends are delivered to the employee as they vest.  As of December 31, 2019, there was $4,556,000 of unrecognized compensation cost related to unvested restricted stock compensation for employees and directors that is expected to be recognized over a weighted average period of 2.7 years.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2019, 2018 and 2017. Of the shares that vested in 2019, 2018 and 2017, 28,955 shares, 23,824 shares and 33,695 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. As of the grant date, the fair value of shares that were granted during 2019, 2018 and 2017 was $5,672,000, $4,223,000 and $7,155,000, respectively. As of the vesting date, the fair value of shares that vested during 2019, 2018 and 2017 was $6,662,000, $5,142,000 and $6,441,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	143,314	$70.26	152,644	$63.18	162,087	$51.97
Granted (1)	59,943	94.62	50,217	84.09	93,285	76.70
Forfeited	(3,010)	86.19	—	—	(16,000)	36.98
Vested	(69,363)	66.99	(59,547)	63.77	(86,728)	61.62
Unvested at end of year	130,884	82.78	143,314	70.26	152,644	63.18

(1) Does not include the restricted shares that may be earned if the performance goals established in 2017 and 2018 for long-term performance and in 2019 for annual and long-term performance are achieved. Depending on the actual level of achievement of the goals at the end of the open performance periods, the number of shares earned could range from zero to 113,305.

Following is a vesting schedule of the total unvested shares as of December 31, 2019:

Unvested Shares Vesting Schedule	Number of Shares
2020	63,931
2021	30,897
2022	21,934
2023	12,152
2024	1,970
Total Unvested Shares	130,884

Directors Equity Awards
The Board of Directors has adopted a policy under the 2013 Equity Plan pursuant to which awards will be made to non-employee Directors. The current policy provides that the Company shall automatically award an annual retainer share award to each non-employee Director who has been elected or reelected as a member of the Board of Directors at the Annual Meeting. The number of shares shall be equal to $90,000 divided by the fair market value of a share on the date of such election. If a non-employee Director is elected or appointed to the Board of Directors other than at an Annual Meeting of the Company, the annual retainer share award shall be pro rated. The policy also provides that each new non-employee Director appointed or elected will receive an automatic award of restricted shares of Common Stock on the effective date of election or appointment equal to $25,000 divided by the fair market value of the Company's Common Stock on such date. These restricted shares will vest over a four-year period upon the performance of future service as a Director, subject to certain exceptions.

Directors were issued 6,384 shares, 8,478 shares and 8,881 shares of common stock as annual retainer awards for 2019, 2018 and 2017, respectively.

During the third quarter of 2017, 282 shares were granted to a newly elected non-employee Director subject only to continued service as of the vesting date. The shares, which have a grant date fair value of $88.86 per share, vested 25% on each of September 8, 2018 and 2019, and will vest 25% per year on September 8 in years 2020 and 2021. The shares are being expensed on a straight-line basis over the remaining service period.

During 2013, 417 shares were granted to a newly elected non-employee Director subject only to continued service as of the vesting date. The shares, which have a grant date fair value of $59.97 per share, vested 25% on each of December 6, 2014, 2015, 2016 and 2017.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the vesting date, the fair value of shares that vested during 2019, 2018 and 2017 was $9,000, $7,000 and $9,000, respectively.  Stock-based compensation expense for directors was $727,000, $1,134,000 and $670,000 for 2019, 2018 and 2017, respectively.

(12)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income.  The components of Accumulated other comprehensive income for 2019, 2018 and 2017 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 13 for information regarding the Company’s interest rate swaps.

	Years Ended December 31,
	2019	2018	2017
ACCUMULATED OTHER COMPREHENSIVE INCOME:	(In thousands)
Balance at beginning of year	$6,701	5,348	1,995
Change in fair value of interest rate swaps - cash flow hedges	(3,894)	1,353	3,353
Balance at end of year	$2,807	6,701	5,348

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

The Company's objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount.

As of December 31, 2019, EastGroup had six interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Other comprehensive income and is subsequently reclassified into earnings through interest expense as interest payments are made in the period that the hedged forecasted transaction affects earnings.

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company's variable rate debt. The Company estimates that an additional $223,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

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

As of December 31, 2019 and 2018, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of December 31, 2019	Notional Amount as of December 31, 2018
	(In thousands)
Interest Rate Swap	—	$75,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000
Interest Rate Swap	$100,000	—

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2019 and 2018. See Note 18 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of December 31, 2019		Derivatives As of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$3,485	Other assets	$6,701
Interest rate swap liabilities	Other liabilities	678	Other liabilities	—

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$(1,975)	2,757	1,437
Amount of (income) loss reclassified from Accumulated other comprehensive income into Interest expense	(1,919)	(1,404)	1,916

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of December 31, 2019, the fair value of derivatives in a net liability position related to these agreements was $678,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted EPS.  Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	2019	2018	2017
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$121,662	88,506	83,183
Denominator – weighted average shares outstanding	37,442	35,439	33,996
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$121,662	88,506	83,183
Denominator:
Weighted average shares outstanding	37,442	35,439	33,996
Unvested restricted stock	85	67	51
Total Shares	37,527	35,506	34,047

(15)	QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

	2019 Quarter Ended				2018 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)
Revenues	$81,365	91,425	84,180	116,532	83,179	75,107	79,593	78,196
Expenses	(58,831)	(64,476)	(61,605)	(65,250)	(54,431)	(56,843)	(56,552)	(59,613)
Net income	22,534	26,949	22,575	51,282	28,748	18,264	23,041	18,583
Net income attributable to noncontrolling interest in joint ventures	(5)	4	(4)	(1,673)	(35)	(37)	(31)	(27)
Net income attributable to EastGroup Properties, Inc. common stockholders	$22,529	26,953	22,571	49,609	28,713	18,227	23,010	18,556
BASIC PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.62	0.73	0.60	1.29	0.83	0.52	0.64	0.51
Weighted average shares outstanding	36,465	36,944	37,771	38,561	34,689	35,196	35,716	36,135
DILUTED PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.62	0.73	0.60	1.28	0.83	0.52	0.64	0.51
Weighted average shares outstanding	36,526	37,019	37,869	38,687	34,736	35,259	35,798	36,232

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

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $786,000, $769,000 and $672,000 for 2019, 2018 and 2017, respectively.

(17)	LEGAL MATTERS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.
As previously reported in the Company’s annual report on Form 10-K for the year ended December 31, 2018 and the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2019, the Company had been involved in pending litigation related to an action against the Company and certain of its officers in connection with the Company’s November 2016 purchase of a land parcel, alleging breach of contract and other claims in law and in equity. The Company asserted numerous affirmative defenses. In an effort to resolve the litigation, EastGroup made an initial settlement offer for $497,000, which was reserved in the Company’s financial statements as of December 31, 2018 and March 31, 2019. During the three months ended June 30, 2019, the parties came to a mediated resolution of the matter; losses related to the matter are included in Other on the Consolidated Statements of Income and Comprehensive Income. As of June 30, 2019, the matter was resolved. Even though the matter was settled, the case was dismissed, and releases exchanged among all parties, the Plaintiff filed an appeal of the order compelling him to comply with the settlement. The Court of Appeal has since dismissed the appeal. All monies due under the settlement have been paid to the Plaintiff’s lawyers and were accounted for as stated above.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2019 and 2018.

	December 31,
	2019		2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$224	224	374	374
Mortgage loans receivable	1,679	1,703	2,594	2,571
Interest rate swap assets	3,485	3,485	6,701	6,701
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	112,710	113,174	195,730	196,423
Unsecured debt (2)	940,000	959,177	725,000	718,364
Secured debt (2)	133,422	136,107	189,038	191,742
Interest rate swap liabilities	678	678	—	—

(1)	Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as indicated in the notes below.

(2)	Carrying amounts and fair values shown in the table exclude debt issuance costs (see Notes 6 and 7 for additional information).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 16, 2020, EastGroup acquired 6.7 acres of development land near the Company's Arlington Tech Centre 1 and 2 in Dallas. The site, which was acquired for $1.7 million, is expected to accommodate the future development of a 77,000 square foot business distribution building.

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
Jetport Commerce Park	$—	1,575	6,591	6,920	1,575	13,511	15,086	9,287	1993-99	1974-85
Westport Commerce Center	—	980	3,800	2,996	980	6,796	7,776	4,966	1994	1983/87
Benjamin Distribution Center I & II	—	843	3,963	1,915	883	5,838	6,721	4,120	1997	1996
Benjamin Distribution Center III	—	407	1,503	658	407	2,161	2,568	1,638	1999	1988
Palm River Center	—	1,190	4,625	2,957	1,190	7,582	8,772	5,272	1997/98	1990/97/98
Palm River North I & III	—	1,005	4,688	2,886	1,005	7,574	8,579	4,639	1998	2000
Palm River North II	—	634	4,418	454	634	4,872	5,506	3,547	1997/98	1999
Palm River South I	—	655	3,187	654	655	3,841	4,496	2,018	2000	2005
Palm River South II	—	655	—	4,415	655	4,415	5,070	2,319	2000	2006
Walden Distribution Center I	—	337	3,318	696	337	4,014	4,351	2,315	1997/98	2001
Walden Distribution Center II	—	465	3,738	1,492	465	5,230	5,695	3,145	1998	1998
Oak Creek Distribution Center I	—	1,109	6,126	1,395	1,109	7,521	8,630	4,484	1998	1998
Oak Creek Distribution Center II	—	647	3,603	1,715	647	5,318	5,965	2,893	2003	2001
Oak Creek Distribution Center III	—	439	—	3,213	556	3,096	3,652	1,334	2005	2007
Oak Creek Distribution Center IV	—	682	6,472	837	682	7,309	7,991	3,274	2005	2001
Oak Creek Distribution Center V	—	724	—	6,007	916	5,815	6,731	2,584	2005	2007
Oak Creek Distribution Center VI	—	642	—	5,579	812	5,409	6,221	2,011	2005	2008
Oak Creek Distribution Center VII	—	740	—	6,399	740	6,399	7,139	441	2005	2017
Oak Creek Distribution Center VIII	—	843	—	6,251	1,051	6,043	7,094	841	2005	2015
Oak Creek Distribution Center IX	—	618	—	5,121	781	4,958	5,739	1,620	2005	2009
Oak Creek Distribution Center A	—	185	—	1,498	185	1,498	1,683	560	2005	2008
Oak Creek Distribution Center B	—	227	—	1,555	227	1,555	1,782	583	2005	2008
Airport Commerce Center	—	1,257	4,012	1,037	1,257	5,049	6,306	2,983	1998	1998
Westlake Distribution Center	—	1,333	6,998	2,623	1,333	9,621	10,954	5,999	1998	1998/99
Expressway Commerce Center I	—	915	5,346	1,585	915	6,931	7,846	3,711	2002	2004
Expressway Commerce Center II	—	1,013	3,247	798	1,013	4,045	5,058	2,151	2003	2001
Silo Bend Distribution Center	—	4,131	27,497	3,872	4,132	31,368	35,500	8,026	2011	1987/90

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Tampa East Distribution Center	—	791	4,758	671	791	5,429	6,220	1,634	2011	1984
Tampa West Distribution Center	—	2,139	8,502	1,276	2,140	9,777	11,917	2,833	2011	1975/93/94
Madison Distribution Center	—	495	2,779	437	495	3,216	3,711	989	2012	2007
Madison Distribution Center II & III	—	624	—	7,028	624	7,028	7,652	1,227	2012	2015
Madison Distribution Center IV & V	—	565	—	8,232	565	8,232	8,797	1,231	2012	2016
Grand Oaks 75 Business Center I	—	3,572	12,979	5	3,572	12,984	16,556	171	2019	2017
Orlando
Chancellor Center	—	291	1,711	513	291	2,224	2,515	1,416	1996/97	1996/97
Exchange Distribution Center I	—	603	2,414	2,348	603	4,762	5,365	3,538	1994	1975
Exchange Distribution Center II	—	300	945	482	300	1,427	1,727	909	2002	1976
Exchange Distribution Center III	—	320	997	408	320	1,405	1,725	973	2002	1980
Sunbelt Distribution Center	—	1,472	5,745	6,043	1,472	11,788	13,260	9,239	1989/97/98	1974/87/97/98
John Young Commerce Center I	—	497	2,444	1,443	497	3,887	4,384	2,387	1997/98	1997/98
John Young Commerce Center II	—	512	3,613	533	512	4,146	4,658	2,855	1998	1999
Sunport Center I	—	555	1,977	1,049	555	3,026	3,581	1,729	1999	1999
Sunport Center II	—	597	3,271	1,907	597	5,178	5,775	3,675	1999	2001
Sunport Center III	—	642	3,121	1,268	642	4,389	5,031	2,461	1999	2002
Sunport Center IV	—	642	2,917	1,820	642	4,737	5,379	2,773	1999	2004
Sunport Center V	—	750	2,509	2,427	750	4,936	5,686	2,944	1999	2005
Sunport Center VI	—	672	—	3,750	672	3,750	4,422	1,575	1999	2006
Southridge Commerce Park I	—	373	—	4,992	373	4,992	5,365	3,084	2003	2006
Southridge Commerce Park II	—	342	—	4,532	342	4,532	4,874	2,398	2003	2007
Southridge Commerce Park III	—	547	—	5,683	547	5,683	6,230	2,462	2003	2007
Southridge Commerce Park IV (g)	2,574	506	—	4,918	506	4,918	5,424	2,052	2003	2006
Southridge Commerce Park V (g)	2,339	382	—	4,547	382	4,547	4,929	2,284	2003	2006
Southridge Commerce Park VI	—	571	—	5,396	571	5,396	5,967	2,216	2003	2007
Southridge Commerce Park VII	—	520	—	6,787	520	6,787	7,307	2,766	2003	2008
Southridge Commerce Park VIII	—	531	—	6,368	531	6,368	6,899	2,213	2003	2008
Southridge Commerce Park IX	—	468	—	6,460	468	6,460	6,928	1,971	2003	2012
Southridge Commerce Park X	—	414	—	4,879	414	4,879	5,293	1,181	2003	2012
Southridge Commerce Park XI	—	513	—	5,939	513	5,939	6,452	1,600	2003	2012

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Southridge Commerce Park XII	—	2,025	—	17,180	2,025	17,180	19,205	5,547	2005	2008
Horizon Commerce Park I	—	991	—	6,586	991	6,586	7,577	1,450	2008	2014
Horizon Commerce Park II	—	1,111	—	7,249	1,111	7,249	8,360	1,383	2008	2014
Horizon Commerce Park III	—	991	—	6,480	991	6,480	7,471	1,071	2008	2016
Horizon Commerce Park IV	—	1,097	—	8,549	1,097	8,549	9,646	1,334	2008	2015
Horizon Commerce Park V	—	1,108	—	8,604	1,108	8,604	9,712	857	2008	2017
Horizon Commerce Park VI	—	1,099	—	11,130	1,099	11,130	12,229	514	2008	2019
Horizon Commerce Park VII	—	962	—	7,523	962	7,523	8,485	929	2008	2017
Horizon Commerce Park X	—	846	—	6,601	846	6,601	7,447	465	2009	2018
Horizon Commerce Park XI	—	1,101	—	9,873	1,101	9,873	10,974	220	2009	2019
Horizon Commerce Park XII	—	1,416	—	10,581	1,416	10,581	11,997	697	2009	2017
Jacksonville
Deerwood Distribution Center	—	1,147	1,799	4,112	1,147	5,911	7,058	3,828	1989	1978
Phillips Distribution Center	—	1,375	2,961	4,545	1,375	7,506	8,881	5,611	1994	1984/95
Lake Pointe Business Park	—	3,442	6,450	9,538	3,442	15,988	19,430	12,272	1993	1986/87
Ellis Distribution Center	—	540	7,513	1,981	540	9,494	10,034	5,401	1997	1977
Westside Distribution Center	—	2,011	15,374	9,725	2,011	25,099	27,110	13,614	1997/2008	1984/85
Beach Commerce Center	—	476	1,899	856	476	2,755	3,231	1,535	2000	2000
Interstate Distribution Center	—	1,879	5,700	2,089	1,879	7,789	9,668	4,562	2005	1990
Flagler Center	—	7,317	14,912	486	7,317	15,398	22,715	1,690	2016	1997 & 2005
Ft. Lauderdale/Palm Beach area
Linpro Commerce Center	—	613	2,243	3,553	616	5,793	6,409	3,680	1996	1986
Cypress Creek Business Park	—	—	2,465	2,582	—	5,047	5,047	3,335	1997	1986
Lockhart Distribution Center	—	—	3,489	3,051	—	6,540	6,540	4,701	1997	1986
Interstate Commerce Center	—	485	2,652	1,782	485	4,434	4,919	2,375	1998	1988
Executive Airport Distribution Ctr (e)	6,016	1,991	4,857	5,506	1,991	10,363	12,354	5,339	2001	2004/06
Sample 95 Business Park	—	2,202	8,785	4,123	2,202	12,908	15,110	8,220	1996/98	1990/99
Blue Heron Distribution Center	—	975	3,626	2,441	975	6,067	7,042	3,852	1999	1986
Blue Heron Distribution Center II	—	1,385	4,222	2,088	1,385	6,310	7,695	3,071	2004	1988
Blue Heron Distribution Center III	—	450	—	2,833	450	2,833	3,283	1,059	2004	2009
Weston Commerce Park	—	4,163	9,951	1,693	4,163	11,644	15,807	1,141	2016	1998

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Ft. Myers
SunCoast Commerce Center I	—	911	—	4,830	928	4,813	5,741	1,961	2005	2008
SunCoast Commerce Center II	—	911	—	5,002	928	4,985	5,913	2,210	2005	2007
SunCoast Commerce Center III	—	1,720	—	6,700	1,763	6,657	8,420	2,599	2006	2008
SunCoast Commerce Center IV	—	1,733	—	7,546	1,762	7,517	9,279	659	2006	2017
SunCoast Commerce Center V	—	1,511	—	6,722	1,594	6,639	8,233	203	2006	2019
Miami
Gateway Commerce Park 1	—	5,746	—	18,841	5,746	18,841	24,587	545	2016	2018
CALIFORNIA
San Francisco area
Wiegman Distribution Center I	—	2,197	8,788	2,211	2,308	10,888	13,196	6,903	1996	1986/87
Wiegman Distribution Center II	—	2,579	4,316	152	2,579	4,468	7,047	947	2012	1998
Huntwood Distribution Center	—	3,842	15,368	3,228	3,842	18,596	22,438	11,996	1996	1988
San Clemente Distribution Center	—	893	2,004	944	893	2,948	3,841	2,022	1997	1978
Yosemite Distribution Center	—	259	7,058	1,992	731	8,578	9,309	5,185	1999	1974/87
Los Angeles area
Eucalyptus Distribution Center	—	11,392	11,498	194	11,392	11,692	23,084	637	2018	1988
Kingsview Industrial Center	—	643	2,573	883	643	3,456	4,099	2,209	1996	1980
Dominguez Distribution Center	—	2,006	8,025	1,170	2,006	9,195	11,201	5,922	1996	1977
Main Street Distribution Center	—	1,606	4,103	831	1,606	4,934	6,540	2,998	1999	1999
Walnut Business Center	—	2,885	5,274	2,500	2,885	7,774	10,659	4,779	1996	1966/90
Washington Distribution Center	—	1,636	4,900	751	1,636	5,651	7,287	3,434	1997	1996/97
Chino Distribution Center	—	2,544	10,175	1,623	2,544	11,798	14,342	8,865	1998	1980
Ramona Distribution Center	2,372	3,761	5,751	83	3,761	5,834	9,595	801	2014	1984
Industry Distribution Center I	—	10,230	12,373	4,750	10,230	17,123	27,353	10,054	1998	1959
Industry Distribution Center III	—	—	3,012	(157)	—	2,855	2,855	2,855	2007	1992
Chestnut Business Center	—	1,674	3,465	361	1,674	3,826	5,500	2,109	1998	1999
Los Angeles Corporate Center	—	1,363	5,453	3,614	1,363	9,067	10,430	6,277	1996	1986
Santa Barbara
University Business Center	—	1,375	5,517	4,587	1,375	10,104	11,479	6,031	1996	1987/88

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Fresno
Shaw Commerce Center	—	2,465	11,627	7,236	2,465	18,863	21,328	12,043	1998	1978/81/87
San Diego
Eastlake Distribution Center	—	3,046	6,888	1,955	3,046	8,843	11,889	5,687	1997	1989
Miramar Land	—	13,980	—	—	13,980	—	13,980	—	2019	n/a
Ocean View Corporate Center (e)	7,322	6,577	7,105	1,353	6,577	8,458	15,035	3,158	2010	2005
Otay Mesa Land	—	15,282	—	—	15,282	—	15,282	—	2019	n/a
Rocky Point Distribution Center I	—	8,857	13,388	—	8,857	13,388	22,245	51	2019	2019
Siempre Viva Distribution Center I	—	4,628	9,211	209	4,628	9,420	14,048	375	2018	2003
Siempre Viva Distribution Center II	—	2,868	5,694	28	2,877	5,713	8,590	46	2019	2002
TEXAS
Dallas
Allen Station 1 & 2	—	5,815	17,612	764	5,815	18,376	24,191	997	2018	2001
Interstate Warehouse I & II (f)	4,997	1,746	4,941	3,812	1,746	8,753	10,499	6,955	1988	1978
Interstate Warehouse III (f)	1,964	519	2,008	1,599	519	3,607	4,126	2,481	2000	1979
Interstate Warehouse IV	—	416	2,481	762	416	3,243	3,659	1,714	2004	2002
Interstate Warehouse V, VI, & VII (g)	4,078	1,824	4,106	2,663	1,824	6,769	8,593	3,670	2009	1979/80/81
Venture Warehouses (f)	3,793	1,452	3,762	2,755	1,452	6,517	7,969	5,496	1988	1979
ParkView Commerce Center I-3	—	2,663	—	18,861	2,663	18,861	21,524	2,717	2014	2015
Shady Trail Distribution Center	—	635	3,621	1,371	635	4,992	5,627	2,750	2003	1998
Valwood Distribution Center	—	4,361	34,405	4,146	4,361	38,551	42,912	10,498	2012	1986/87/97/98
Northfield Distribution Center	—	12,470	50,713	4,845	12,471	55,557	68,028	14,922	2013	1999-2001/03/04/08
Parc North 1-4	—	4,615	26,358	6,021	4,615	32,379	36,994	3,669	2016	2016
CreekView 121 1 & 2	—	3,275	—	14,614	3,275	14,614	17,889	1,771	2015	2017
CreekView 121 3 & 4	—	2,600	—	13,518	2,600	13,518	16,118	839	2015	2018
Houston
World Houston Int'l Business Ctr 1 & 2	—	660	5,893	2,457	660	8,350	9,010	5,166	1998	1996
World Houston Int'l Business Ctr 3 & 4 (f)	2,969	820	5,130	289	707	5,532	6,239	3,518	1998	1998
World Houston Int'l Business Ctr 6 (f)	1,674	425	2,423	669	425	3,092	3,517	2,034	1998	1998

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
World Houston Int'l Business Ctr 7 & 8 (f)	4,893	680	4,584	5,017	680	9,601	10,281	6,305	1998	1998
World Houston Int'l Business Ctr 9 (f)	3,455	800	4,355	2,105	800	6,460	7,260	3,451	1998	1998
World Houston Int'l Business Ctr 10	—	933	4,779	824	933	5,603	6,536	2,889	2001	1999
World Houston Int'l Business Ctr 11	—	638	3,764	1,799	638	5,563	6,201	3,078	1999	1999
World Houston Int'l Business Ctr 12	—	340	2,419	383	340	2,802	3,142	1,734	2000	2002
World Houston Int'l Business Ctr 13	—	282	2,569	769	282	3,338	3,620	2,094	2000	2002
World Houston Int'l Business Ctr 14	—	722	2,629	1,329	722	3,958	4,680	2,188	2000	2003
World Houston Int'l Business Ctr 15	—	731	—	6,278	731	6,278	7,009	3,568	2000	2007
World Houston Int'l Business Ctr 16	—	519	4,248	1,602	519	5,850	6,369	3,421	2000	2005
World Houston Int'l Business Ctr 17	—	373	1,945	799	373	2,744	3,117	1,557	2000	2004
World Houston Int'l Business Ctr 19	—	373	2,256	1,127	373	3,383	3,756	2,095	2000	2004
World Houston Int'l Business Ctr 20	—	1,008	1,948	2,053	1,008	4,001	5,009	2,313	2000	2004
World Houston Int'l Business Ctr 21	—	436	—	4,155	436	4,155	4,591	1,717	2000/03	2006
World Houston Int'l Business Ctr 22	—	436	—	4,542	436	4,542	4,978	2,337	2000	2007
World Houston Int'l Business Ctr 23	—	910	—	7,428	910	7,428	8,338	3,298	2000	2007
World Houston Int'l Business Ctr 24	—	837	—	6,065	838	6,064	6,902	2,727	2005	2008
World Houston Int'l Business Ctr 25	—	508	—	4,287	508	4,287	4,795	1,781	2005	2008
World Houston Int'l Business Ctr 26 (e)	1,808	445	—	3,267	445	3,267	3,712	1,263	2005	2008
World Houston Int'l Business Ctr 27	—	837	—	5,242	838	5,241	6,079	2,139	2005	2008
World Houston Int'l Business Ctr 28 (e)	2,540	550	—	4,665	550	4,665	5,215	2,042	2005	2009
World Houston Int'l Business Ctr 29 (e)	2,416	782	—	4,179	974	3,987	4,961	1,461	2007	2009
World Houston Int'l Business Ctr 30 (e)	3,348	981	—	5,894	1,222	5,653	6,875	2,403	2007	2009
World Houston Int'l Business Ctr 31A	—	684	—	4,092	684	4,092	4,776	1,820	2008	2011
World Houston Int'l Business Ctr 31B	—	546	—	3,561	546	3,561	4,107	1,407	2008	2012
World Houston Int'l Business Ctr 32 (g)	3,265	1,225	—	5,655	1,526	5,354	6,880	1,563	2007	2012
World Houston Int'l Business Ctr 33	—	1,166	—	7,867	1,166	7,867	9,033	1,973	2011	2013
World Houston Int'l Business Ctr 34	—	439	—	3,405	439	3,405	3,844	932	2005	2012
World Houston Int'l Business Ctr 35	—	340	—	2,576	340	2,576	2,916	569	2005	2012
World Houston Int'l Business Ctr 36	—	684	—	4,882	684	4,882	5,566	1,339	2011	2013
World Houston Int'l Business Ctr 37	—	759	—	6,411	759	6,411	7,170	1,758	2011	2013

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
World Houston Int'l Business Ctr 38	—	1,053	—	7,324	1,053	7,324	8,377	1,989	2011	2013
World Houston Int'l Business Ctr 39	—	620	—	5,203	621	5,202	5,823	1,068	2011	2014
World Houston Int'l Business Ctr 40	—	1,072	—	9,347	1,072	9,347	10,419	1,659	2011	2014
World Houston Int'l Business Ctr 41	—	649	—	5,950	649	5,950	6,599	1,090	2011	2014
World Houston Int'l Business Ctr 42	—	571	—	4,814	571	4,814	5,385	741	2011	2015
World Houston Int'l Business Ctr 43	—	443	—	6,026	443	6,026	6,469	42	2011	2019
World Houston Int'l Business Ctr 45	—	3,243	—	13,711	3,243	13,711	16,954	38	2015	2019
Central Green Distribution Center	—	566	4,031	1,041	566	5,072	5,638	2,716	1999	1998
Glenmont Business Park	—	936	6,161	3,029	937	9,189	10,126	5,980	1998	1999/2000
Beltway Crossing Business Park I	—	458	5,712	2,786	458	8,498	8,956	5,267	2002	2001
Beltway Crossing Business Park II	—	415	—	2,998	415	2,998	3,413	1,461	2005	2007
Beltway Crossing Business Park III	—	460	—	3,305	460	3,305	3,765	1,505	2005	2008
Beltway Crossing Business Park IV	—	460	—	3,315	460	3,315	3,775	1,414	2005	2008
Beltway Crossing Business Park V (e)	2,898	701	—	5,249	701	5,249	5,950	2,378	2005	2008
Beltway Crossing Business Park VI (g)	3,432	618	—	6,614	618	6,614	7,232	2,258	2005	2008
Beltway Crossing Business Park VII (g)	3,227	765	—	6,035	765	6,035	6,800	2,669	2005	2009
Beltway Crossing Business Park VIII	—	721	—	5,516	721	5,516	6,237	1,950	2005	2011
Beltway Crossing Business Park IX	—	418	—	2,141	418	2,141	2,559	640	2007	2012
Beltway Crossing Business Park X	—	733	—	3,907	733	3,907	4,640	1,077	2007	2012
Beltway Crossing Business Park XI	—	690	—	4,138	690	4,138	4,828	1,006	2007	2013
West Road Business Park I	—	621	—	4,031	541	4,111	4,652	1,019	2012	2014
West Road Business Park II	—	981	—	4,819	854	4,946	5,800	975	2012	2014
West Road Business Park III	—	597	—	4,222	520	4,299	4,819	537	2012	2015
West Road Business Park IV	—	621	—	4,622	541	4,702	5,243	915	2012	2015
West Road Business Park V	—	484	—	4,372	421	4,435	4,856	313	2012	2018
Ten West Crossing 1	—	566	—	3,039	566	3,039	3,605	784	2012	2013
Ten West Crossing 2	—	829	—	4,483	833	4,479	5,312	1,472	2012	2013
Ten West Crossing 3	—	609	—	4,367	613	4,363	4,976	1,322	2012	2013
Ten West Crossing 4	—	694	—	4,512	699	4,507	5,206	1,341	2012	2014
Ten West Crossing 5	—	933	—	5,872	940	5,865	6,805	1,325	2012	2014
Ten West Crossing 6	—	640	—	4,646	644	4,642	5,286	935	2012	2014

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Ten West Crossing 7	—	584	—	5,321	589	5,316	5,905	877	2012	2015
El Paso
Butterfield Trail	—	—	20,725	9,457	—	30,182	30,182	20,462	1997/2000	1987/95
Rojas Commerce Park (f)	4,023	900	3,659	3,893	900	7,552	8,452	5,512	1999	1986
Americas Ten Business Center I	—	526	2,778	1,741	526	4,519	5,045	2,425	2001	2003
San Antonio
Alamo Downs Distribution Center	—	1,342	6,338	1,842	1,342	8,180	9,522	4,746	2004	1986/2002
Arion Business Park 1-13, 15	—	4,143	31,432	9,283	4,143	40,715	44,858	20,344	2005	1988-2000/06
Arion Business Park 14	—	423	—	3,484	423	3,484	3,907	1,613	2005	2006
Arion Business Park 16	—	427	—	3,715	427	3,715	4,142	1,577	2005	2007
Arion Business Park 17	—	616	—	4,377	616	4,377	4,993	2,539	2005	2007
Arion Business Park 18 (g)	1,338	418	—	2,402	418	2,402	2,820	1,173	2005	2008
Wetmore Business Center 1-4	—	1,494	10,804	3,755	1,494	14,559	16,053	8,077	2005	1998/99
Wetmore Business Center 5 (e)	2,085	412	—	3,870	412	3,870	4,282	1,843	2006	2008
Wetmore Business Center 6 (e)	2,189	505	—	3,991	505	3,991	4,496	1,652	2006	2008
Wetmore Business Center 7 (e)	2,595	546	—	4,783	546	4,783	5,329	1,644	2006	2008
Wetmore Business Center 8 (e)	4,574	1,056	—	8,337	1,056	8,337	9,393	3,166	2006	2008
Fairgrounds Business Park	—	1,644	8,209	2,483	1,644	10,692	12,336	5,670	2007	1985/86
Rittiman Distribution Center	—	1,083	6,649	602	1,083	7,251	8,334	1,760	2011	2000
Thousand Oaks Distribution Center 1	—	607	—	4,356	607	4,356	4,963	1,709	2008	2012
Thousand Oaks Distribution Center 2	—	794	—	4,793	794	4,793	5,587	1,484	2008	2012
Thousand Oaks Distribution Center 3	—	772	—	4,547	772	4,547	5,319	1,380	2008	2013
Thousand Oaks Distribution Center 4	—	753	—	4,744	753	4,744	5,497	733	2013	2015
Alamo Ridge Business Park I	—	623	—	8,145	623	8,145	8,768	1,887	2007	2015
Alamo Ridge Business Park II	—	402	—	5,368	402	5,368	5,770	858	2007	2015
Alamo Ridge Business Park III	—	907	—	10,144	907	10,144	11,051	1,054	2007	2017
Alamo Ridge Business Park IV	—	354	—	7,479	355	7,478	7,833	703	2007	2017
Eisenhauer Point Business Park 1 & 2	—	1,881	—	14,717	1,881	14,717	16,598	2,061	2015	2016
Eisenhauer Point Business Park 3	—	577	—	6,094	577	6,094	6,671	673	2015	2017
Eisenhauer Point Business Park 4	—	555	—	4,817	555	4,817	5,372	482	2015	2017
Eisenhauer Point Business Park 5	—	818	—	7,015	818	7,015	7,833	650	2015	2018

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Eisenhauer Point Business Park 6	—	569	—	4,856	569	4,856	5,425	224	2015	2018
Eisenhauer Point Business Park 7 & 8	—	1,000	—	22,202	2,593	20,609	23,202	400	2016	2019
Eisenhauer Point Business Park 9	—	632	—	5,718	632	5,718	6,350	27	2016	2019
Austin
Colorado Crossing Distribution Center (f)	11,680	4,602	19,757	184	4,595	19,948	24,543	5,583	2014	2009
Greenhill Distribution Center	—	802	3,273	201	802	3,474	4,276	129	2018	1999
Southpark Corporate Center 3 & 4	—	2,670	14,756	1,813	2,670	16,569	19,239	3,504	2015	1995
Southpark Corporate Center 5-7	—	1,301	7,589	1,029	1,301	8,618	9,919	1,030	2017	1995
Springdale Business Center	—	2,824	8,398	395	2,824	8,793	11,617	1,774	2015	2000
ARIZONA
Phoenix area
Broadway Industrial Park I	—	837	3,349	1,144	837	4,493	5,330	3,055	1996	1971
Broadway Industrial Park II	—	455	482	390	455	872	1,327	500	1999	1971
Broadway Industrial Park III	—	775	1,742	589	775	2,331	3,106	1,431	2000	1983
Broadway Industrial Park IV	—	380	1,652	915	380	2,567	2,947	1,687	2000	1986
Broadway Industrial Park V	—	353	1,090	748	353	1,838	2,191	851	2002	1980
Broadway Industrial Park VI	—	599	1,855	793	599	2,648	3,247	1,753	2002	1979
Broadway Industrial Park VII	—	450	650	288	450	938	1,388	297	2011	1999
Kyrene Distribution Center	—	1,490	4,453	1,951	1,490	6,404	7,894	4,164	1999	1981/2001
Falcon Field Business Center	—	1,312	—	7,458	1,312	7,458	8,770	270	2015	2018
Southpark Distribution Center	—	918	2,738	1,982	918	4,720	5,638	2,404	2001	2000
Santan 10 Distribution Center I	—	846	2,647	692	846	3,339	4,185	1,675	2001	2005
Santan 10 Distribution Center II	—	1,088	—	5,343	1,088	5,343	6,431	2,477	2004	2007
Chandler Freeways	—	1,525	—	7,381	1,525	7,381	8,906	1,732	2012	2013
Kyrene 202 Business Park I	—	653	—	5,777	653	5,777	6,430	1,040	2011	2014
Kyrene 202 Business Park II	—	387	—	3,414	387	3,414	3,801	594	2011	2014
Kyrene 202 Business Park III, IV, & V	—	1,244	—	11,878	1,244	11,878	13,122	760	2011	2018
Kyrene 202 Business Park VI	—	936	—	8,333	936	8,333	9,269	1,194	2011	2015
Metro Business Park	—	1,927	7,708	7,911	1,927	15,619	17,546	11,373	1996	1977/79
51st Avenue Distribution Center	—	300	2,029	1,134	300	3,163	3,463	2,182	1998	1987

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
East University Distribution Center I and II	—	1,120	4,482	1,926	1,120	6,408	7,528	4,736	1998	1987/89
East University Distribution Center III	—	444	698	461	444	1,159	1,603	467	2010	1981
55th Avenue Distribution Center	—	912	3,717	1,149	917	4,861	5,778	3,662	1998	1987
Interstate Commons Distribution Center I	—	311	1,416	863	311	2,279	2,590	1,498	1999	1988
Interstate Commons Distribution Center III	—	242	—	3,112	242	3,112	3,354	1,207	2000	2008
Airport Commons Distribution Center	—	1,000	1,510	1,610	1,000	3,120	4,120	2,150	2003	1971
40th Avenue Distribution Center (e)	3,294	703	—	6,061	703	6,061	6,764	2,409	2004	2008
Sky Harbor Business Park	—	5,839	—	21,925	5,839	21,925	27,764	8,387	2006	2008
Sky Harbor Business Park 6	—	807	—	2,177	807	2,177	2,984	347	2014	2015
Ten Sky Harbor Business Center	—	1,568	—	5,125	1,569	5,124	6,693	576	2015	2016
Tucson
Country Club Commerce Center I	—	506	3,564	3,916	693	7,293	7,986	3,260	1997/2003	1994/2003
Country Club Commerce Center II	—	442	3,381	1,065	709	4,179	4,888	1,455	2007	2000
Country Club Commerce Center III & IV	—	1,407	—	12,250	1,575	12,082	13,657	4,914	2007	2009
Country Club Commerce Center V	—	2,885	—	21,437	2,886	21,436	24,322	1,063	2016	2018
Airport Distribution Center	—	1,403	4,672	1,834	1,403	6,506	7,909	4,145	1998/2000	1995
Benan Distribution Center	—	707	1,842	737	707	2,579	3,286	1,538	2005	2001
NORTH CAROLINA
Charlotte area
NorthPark Business Park	—	2,758	15,932	5,138	2,758	21,070	23,828	10,793	2006	1987-89
Lindbergh Business Park	—	470	3,401	668	470	4,069	4,539	1,908	2007	2001/03
Commerce Park Center I	—	765	4,303	1,064	765	5,367	6,132	2,384	2007	1983
Commerce Park Center II (g)	1,107	335	1,603	395	335	1,998	2,333	763	2010	1987
Commerce Park Center III (g)	1,803	558	2,225	1,016	558	3,241	3,799	1,219	2010	1981
Nations Ford Business Park	—	3,924	16,171	5,099	3,924	21,270	25,194	10,211	2007	1989/94
Airport Commerce Center	—	1,454	10,136	2,604	1,454	12,740	14,194	5,232	2008	2001/02
Interchange Park I (e)	4,689	986	7,949	694	986	8,643	9,629	3,228	2008	1989
Interchange Park II	—	746	1,456	65	746	1,521	2,267	324	2013	2000
Ridge Creek Distribution Center I	—	1,284	13,163	1,091	1,284	14,254	15,538	4,898	2008	2006
Ridge Creek Distribution Center II (g)	7,902	3,033	11,497	2,116	3,033	13,613	16,646	3,688	2011	2003

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Ridge Creek Distribution Center III	—	2,459	11,147	696	2,459	11,843	14,302	2,207	2014	2013
Lakeview Business Center (g)	3,504	1,392	5,068	922	1,392	5,990	7,382	1,921	2011	1996
Steele Creek Commerce Park I (f)	2,554	993	—	4,372	1,010	4,355	5,365	1,175	2013	2014
Steele Creek Commerce Park II (f)	2,594	941	—	4,510	957	4,494	5,451	1,190	2013	2014
Steele Creek Commerce Park III	—	1,464	—	6,604	1,469	6,599	8,068	1,547	2013	2014
Steele Creek Commerce Park IV	—	684	—	4,021	687	4,018	4,705	908	2013	2015
Steele Creek Commerce Park V	—	610	—	5,222	631	5,201	5,832	94	2013/14/15	2019
Steele Creek Commerce Park VI	—	867	—	7,032	919	6,980	7,899	845	2013/14	2016
Steele Creek Commerce Park VII	—	1,207	—	7,988	1,253	7,942	9,195	557	2013/14/15	2017
Waterford Distribution Center	—	654	3,392	918	654	4,310	4,964	1,571	2008	2000
SOUTH CAROLINA
Greenville
385 Business Park	—	1,308	10,822	512	1,308	11,334	12,642	246	2019	2019
GEORGIA
Atlanta
Shiloh 400 Business Center I & II	—	3,092	14,216	2,268	3,092	16,484	19,576	2,045	2017	2008
Broadmoor Commerce Park I	—	1,307	3,560	907	1,307	4,467	5,774	759	2017	1999
Broadmoor Commerce Park II	—	519	—	7,370	519	7,370	7,889	126	2017	2018
Gwinnett 316	—	531	3,617	21	531	3,638	4,169	179	2018	1990
Hurricane Shoals I & II	—	4,284	12,449	3,457	4,284	15,906	20,190	1,208	2017	2017
Progress Center I & II	—	1,297	9,015	258	1,297	9,273	10,570	867	2017	2017
LOUISIANA
New Orleans
Elmwood Business Park	—	2,861	6,337	6,496	2,861	12,833	15,694	8,741	1997	1979
Riverbend Business Park	—	2,557	17,623	9,692	2,557	27,315	29,872	16,814	1997	1984
COLORADO
Denver
Airways Business Center	—	6,137	39,637	2	6,137	39,639	45,776	880	2019	2007/08
Rampart Distribution Center I	—	1,023	3,861	2,530	1,023	6,391	7,414	4,874	1988	1987
Rampart Distribution Center II	—	230	2,977	1,659	230	4,636	4,866	3,067	1996/97	1997
Rampart Distribution Center III	—	1,098	3,884	2,606	1,098	6,490	7,588	3,637	1997/98	1999
Rampart Distribution Center IV	—	590	—	8,340	590	8,340	8,930	1,318	2012	2014
Concord Distribution Center (g)	3,113	1,051	4,773	735	1,051	5,508	6,559	2,248	2007	2000

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Centennial Park (e)	2,998	750	3,319	2,087	750	5,406	6,156	2,093	2007	1990
NEVADA
Las Vegas
Arville Distribution Center	—	4,933	5,094	446	4,933	5,540	10,473	2,111	2009	1997
Jones Corporate Park	—	13,068	26,325	1,913	13,068	28,238	41,306	2,697	2016	2016
MISSISSIPPI
Jackson area
Interchange Business Park	—	343	5,007	5,168	343	10,175	10,518	6,322	1997	1981
Tower Automotive	—	—	9,958	1,937	17	11,878	11,895	5,583	2001	2002
Metro Airport Commerce Center I	—	303	1,479	1,251	303	2,730	3,033	1,666	2001	2003
RIGHT OF USE ASSETS, NET - GROUND LEASES (OPERATING)	—	—	—	—	—	—	11,997	—	n/a	n/a
	133,422	448,401	1,142,571	1,241,598	452,698	2,379,872	2,844,567	869,988

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Development and Value-Add Properties (d):
CALIFORNIA
Rocky Point Distribution Center II	—	7,623	11,614	38	7,623	11,652	19,275	—	2019	2019
FLORIDA
Suncoast Commerce Center 6	—	1,537	—	6,397	1,594	6,340	7,934	6	2006	2019
Suncoast Commerce Center 8	—	1,533	—	2,951	1,534	2,950	4,484	—	2006	n/a
Suncoast Commerce Center Land	—	1,533	—	5,970	4,851	2,652	7,503	—	2006	n/a
Gateway Commerce Park 5	—	5,746	—	17,359	5,357	17,748	23,105	114	2016	2019
Gateway Commerce Park Land	—	21,132	—	13,053	15,775	18,410	34,185	—	2016	n/a
Horizon Commerce Park VIII & IX	—	1,590	—	15,011	1,590	15,011	16,601	42	2008	2019
Horizon Commerce Park Land	—	—	—	1,075	650	425	1,075	—	2008/09	n/a
Grand Oaks 75 Business Center II	—	2,589	10,226	300	2,589	10,526	13,115	—	2019	2019
Grand Oaks 75 Land	—	4,101	—	140	4,109	132	4,241	—	2019	n/a
Oak Creek Distribution Center Land	—	841	—	719	707	853	1,560	—	2005	n/a
TEXAS
Arlington Tech Centre 1 & 2	—	2,510	10,096	671	2,515	10,762	13,277	—	2019	2019
Basswood Land	—	15,766	—	158	15,767	157	15,924	—	2019	n/a
CreekView 121 5 & 6	—	2,682	—	10,469	2,681	10,470	13,151	6	2016	n/a
CreekView 121 7 & 8	—	2,640	—	4,159	2,640	4,159	6,799	—	2016	n/a
LakePort 2499	—	2,984	—	5,078	2,983	5,079	8,062	—	2018	n/a
LakePort 2499 Land	—	2,716	—	948	2,715	949	3,664	—	2018	n/a
Logistics Center 6 & 7	—	—	12,605	3,130	—	15,735	15,735	186	2019	2018
Parc North 5	—	1,286	—	7,403	1,286	7,403	8,689	103	2016	2019
Parc North 6	—	1,233	—	7,057	1,233	7,057	8,290	—	2016	2019
Grand West Crossing Land	—	8,757	—	596	8,749	604	9,353	—	2019	n/a
Lee Road Land	—	2,689	—	—	1,960	729	2,689	—	2007	n/a
Northwest Crossing 1-3	—	5,665	—	5,870	5,665	5,870	11,535	—	2019	n/a
Ten West Crossing 8	—	1,126	—	8,638	1,134	8,630	9,764	151	2012	2019
World Houston Int'l Business Ctr 44	—	653	—	4,137	653	4,137	4,790	—	2011	n/a
World Houston Int'l Business Ctr land - 2011 expansion	—	1,636	—	1,831	1,824	1,643	3,467	—	2011	n/a
World Houston Int'l Business Ctr land - 2015 expansion	—	2,798	—	1,141	2,798	1,141	3,939	—	2015	n/a
Ridgeview 1 & 2	—	2,004	—	4,527	2,004	4,527	6,531	—	2018	n/a

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Ridgeview Land	—	1,269	—	382	1,269	382	1,651	—	2018	n/a
Tri-County Crossing 1 and 2	—	1,623	—	13,763	1,623	13,763	15,386	182	2017	2019
Tri-County Crossing 3 and 4	—	1,733	—	6,965	1,733	6,965	8,698	—	2017	n/a
Tri-County Crossing Land	—	1,904	—	644	1,904	644	2,548	—	2017	n/a
Settlers Crossing 1	—	1,211	—	8,048	1,212	8,047	9,259	—	2017	2019
Settlers Crossing 2	—	1,306	—	7,169	1,305	7,170	8,475	188	2017	2019
Settlers Crossing 3 & 4	—	2,774	—	5,315	2,774	5,315	8,089	—	2017	n/a
ARIZONA
Gilbert Crossroads A & B	—	2,825	—	11,125	2,825	11,125	13,950	—	2018	n/a
Gilbert Crossroads Land	—	3,709	—	664	3,602	771	4,373	—	2018	n/a
Interstate Commons Distribution Center II	—	2,298	7,088	496	2,298	7,584	9,882	19	2019	1988/2001
NEVADA
Southwest Commerce Center	—	9,008	16,576	1,029	9,008	17,605	26,613	—	2019	2019
NORTH CAROLINA
Airport Commerce Center III	—	855	—	7,701	855	7,701	8,556	154	2008	2019
Steele Creek Commerce Park IX	—	949	—	8,171	949	8,171	9,120	—	2016	2019
Steele Creek Commerce Park Land	—	2,726	—	4,601	3,953	3,374	7,327	—	2016/17	n/a
GEORGIA
Hurricane Shoals 3	—	497	—	6,132	644	5,985	6,629	—	2017	n/a
MISSISSIPPI
Metro Airport Commerce Center II land	—	307	—	399	307	399	706	—	2001	n/a
	—	140,364	68,205	211,430	139,247	280,752	419,999	1,151
Total real estate owned (a)(b)	$133,422	588,765	1,210,776	1,453,028	591,945	2,660,624	3,264,566	871,139
See accompanying Report of Independent Registered Public Accounting Firm.

(a)  Changes in Real Estate Properties follow:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of year	$2,817,145	2,578,748	2,407,029
Purchases of real estate properties	135,033	54,537	51,802
Development of real estate properties and value-add properties	318,288	167,667	124,938
Improvements to real estate properties	37,558	36,921	28,698
Right-of-use assets, net – ground leases	11,997	—	—
Carrying amount of investments sold	(51,662)	(18,372)	(32,787)
Write-off of improvements	(3,793)	(2,356)	(932)
Balance at end of year (1)	$3,264,566	2,817,145	2,578,748

(1)	Includes noncontrolling interest in joint ventures of $3,148,000 and $3,296,000 at December 31, 2019 and 2018, respectively.

Changes in the accumulated depreciation on real estate properties follow:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of year	$814,915	749,601	694,250
Depreciation expense	86,590	76,007	69,010
Accumulated depreciation on assets sold	(27,030)	(8,670)	(12,735)
Other	(3,336)	(2,023)	(924)
Balance at end of year	$871,139	814,915	749,601

(b)
The estimated aggregate cost of real estate properties at December 31, 2019 for federal income tax purposes was approximately $3,179,014,000 before estimated accumulated tax depreciation of $619,405,000.  The federal income tax return for the year ended December 31, 2019, has not been filed and accordingly, this estimate is based on preliminary data.

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

(e)
 EastGroup has a $48,772,000 non-recourse first mortgage loan with an insurance company secured by 40th Avenue, Beltway Crossing V, Centennial Park, Executive Airport, Interchange Park I, Ocean View, Wetmore 5-8 and World Houston 26, 28, 29 & 30.

(f)	EastGroup has a $44,596,000 non-recourse first mortgage loan with an insurance company secured by Colorado Crossing, Interstate I-III, Rojas, Steele Creek 1 & 2, Venture and World Houston 3-4 and 6-9.

(g)
EastGroup has a $37,682,000 non-recourse first mortgage loan with an insurance company secured by Arion 18, Beltway Crossing VI & VII, Commerce Park II & III, Concord, Interstate V-VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2019

	Number of Loans	Interest Rate	Maturity Date	Periodic Payment Terms
First mortgage loan:
JCB Limited - California	1	5.15%	December 2022	Principal and interest due monthly
Total mortgage loans (a)	1

	Face Amount of Mortgages Dec. 31, 2019	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest (b)
	(In thousands)
First mortgage loans:
JCB Limited - California	$1,679	1,679		—
Total mortgage loans	$1,679	1,679	(c)(d)	—

(a)	Reference is made to allowance for possible losses on mortgage loans receivable in the Notes to Consolidated Financial Statements.

(b)	Interest in arrears for three months or less is disregarded in computing principal amount of loans subject to delinquent interest.

(c)	Changes in mortgage loans follow:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of year	$2,594	4,581	4,752
Payments on mortgage loans receivable	(915)	(1,987)	(171)
Balance at end of year	$1,679	2,594	4,581

(d)  The aggregate cost for federal income tax purposes is approximately $1.68 million.  The federal income tax return for the year ended December 31, 2019, has not been filed and, accordingly, the income tax basis of mortgage loans as of December 31, 2019, is based on preliminary data.

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
February 13, 2020

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

/s/ D. Pike Aloian	/s/ H. C. Bailey, Jr.
D. Pike Aloian, Director	H. C. Bailey, Jr., Director
February 13, 2020	February 13, 2020

/s/ H. Eric Bolton, Jr.	/s/ Donald F. Colleran
H. Eric Bolton, Jr., Director	Donald F. Colleran, Director
February 13, 2020	February 13, 2020

/s/ Hayden C. Eaves III	/s/ Mary Elizabeth McCormick
Hayden C. Eaves III, Director	Mary Elizabeth McCormick, Director
February 13, 2020	February 13, 2020

/s/ Leland R. Speed	/s/ David H. Hoster II
Leland R. Speed, Chairman Emeritus of the Board	David H. Hoster II, Chairman of the Board
February 13, 2020	February 13, 2020

/s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer,
President and Director
(Principal Executive Officer)
February 13, 2020

/s/ BRUCE CORKERN
Bruce Corkern, Senior Vice-President, Chief Accounting Officer
and Secretary
(Principal Accounting Officer)
February 13, 2020

/s/ BRENT W. WOOD
Brent W. Wood, Executive Vice-President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
February 13, 2020