Form 10-Q
period 2020-03-31
EASTGROUP PROPERTIES INC
filed 2020-05-04
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of May 1, 2020 was 39,054,533.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2020

PART I.  FINANCIAL INFORMATION.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Real estate properties	$2,910,117	2,844,567
Development and value-add properties	438,185	419,999
	3,348,302	3,264,566
Less accumulated depreciation	(893,631)	(871,139)
	2,454,671	2,393,427
Unconsolidated investment	7,613	7,805
Cash	671	224
Other assets	141,807	144,622
TOTAL ASSETS	$2,604,762	2,546,078

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities	$81,774	111,394
Unsecured debt	1,037,703	938,115
Secured debt	130,926	133,093
Accounts payable and accrued expenses	91,215	92,024
Other liabilities	70,781	69,123
Total Liabilities	1,412,399	1,343,749

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 39,054,533 shares issued and outstanding at March 31, 2020 and 38,925,953 at December 31, 2019	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,525,981	1,514,055
Distributions in excess of earnings	(322,371)	(316,302)
Accumulated other comprehensive income (loss)	(12,983)	2,807
Total Stockholders’ Equity	1,190,631	1,200,564
Noncontrolling interest in joint ventures	1,732	1,765
Total Equity	1,192,363	1,202,329
TOTAL LIABILITIES AND EQUITY	$2,604,762	2,546,078

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
REVENUES
Income from real estate operations	$88,577	78,637
Other revenue	51	161
	88,628	78,798
EXPENSES
Expenses from real estate operations	25,829	22,302
Depreciation and amortization	27,892	23,746
General and administrative	3,281	3,844
Indirect leasing costs	108	93
	57,110	49,985
OTHER INCOME (EXPENSE)
Interest expense	(8,457)	(8,846)
Gain on sales of real estate investments	—	2,325
Other	237	242
NET INCOME	23,298	22,534
Net income attributable to noncontrolling interest in joint ventures	(1)	(5)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	23,297	22,529
Other comprehensive loss - cash flow hedges	(15,790)	(2,313)
TOTAL COMPREHENSIVE INCOME	$7,507	20,216
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.60	0.62
Weighted average shares outstanding	38,882	36,465
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.60	0.62
Weighted average shares outstanding	38,961	36,526

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

For the three months ended March 31, 2020:

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2019	4	1,514,055	(316,302)	2,807	1,765	1,202,329
Net income	—	—	23,297	—	1	23,298
Net unrealized change in fair value of cash flow hedges	—	—	—	(15,790)	—	(15,790)
Common dividends declared – $0.75 per share	—	—	(29,366)	—	—	(29,366)
Stock-based compensation, net of forfeitures	—	1,781	—	—	—	1,781
Issuance of 105,837 shares of common stock, common stock offering, net of expenses	—	14,734	—	—	—	14,734
Withheld 33,963 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,589)	—	—	—	(4,589)
Distributions to noncontrolling interest	—	—	—	—	(34)	(34)
BALANCE, MARCH 31, 2020	4	1,525,981	(322,371)	(12,983)	1,732	1,192,363

For the three months ended March 31, 2019:

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2018	4	1,222,547	(326,193)	6,701	1,644	904,703
Net income	—	—	22,529	—	5	22,534
Net unrealized change in fair value of cash flow hedges	—	—	—	(2,313)	—	(2,313)
Common dividends declared – $0.72 per share	—	—	(26,520)	—	—	(26,520)
Stock-based compensation, net of forfeitures	—	1,447	—	—	—	1,447
Issuance of 232,205 shares of common stock, common stock offering, net of expenses	—	24,400	—	—	—	24,400
Issuance of 571 shares of common stock, dividend reinvestment plan	—	54	—	—	—	54
Withheld 28,955 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,788)	—	—	—	(2,788)
Distributions to noncontrolling interest	—	—	—	—	(43)	(43)
BALANCE, MARCH 31, 2019	4	1,245,660	(330,184)	4,388	1,606	921,474

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$23,298	22,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,892	23,746
Stock-based compensation expense	1,226	1,065
Net gain on sales of real estate investments and non-operating real estate	—	(2,325)
Gain on casualties and involuntary conversion on real estate assets	—	(100)
Changes in operating assets and liabilities:
Accrued income and other assets	1,090	2,153
Accounts payable, accrued expenses and prepaid rent	(2,572)	(5,919)
Other	505	328
NET CASH PROVIDED BY OPERATING ACTIVITIES	51,439	41,482
INVESTING ACTIVITIES
Development and value-add properties	(69,687)	(42,846)
Purchases of real estate	(6,231)	—
Real estate improvements	(9,396)	(5,610)
Net proceeds from sales of real estate investments and non-operating real estate	—	3,679
Repayments on mortgage loans receivable	7	3
Changes in accrued development costs	1,437	701
Changes in other assets and other liabilities	(14,754)	(4,857)
NET CASH USED IN INVESTING ACTIVITIES	(98,624)	(48,930)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	221,777	144,635
Repayments on unsecured bank credit facilities	(251,524)	(207,497)
Proceeds from unsecured debt	100,000	80,000
Repayments on secured debt	(2,220)	(2,916)
Debt issuance costs	(564)	(153)
Distributions paid to stockholders (not including dividends accrued)	(29,947)	(26,787)
Proceeds from common stock offerings	14,734	24,400
Proceeds from dividend reinvestment plan	—	54
Other	(4,624)	(2,831)
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,632	8,905
INCREASE IN CASH AND CASH EQUIVALENTS	447	1,457
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$671	1,831
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $2,561 and $2,036 for 2020 and 2019, respectively	$8,181	6,646
Cash paid for operating lease liabilities	361	281
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$495	12,417

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019 and the notes thereto.

(2)	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EastGroup, its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.

As of March 31, 2020 and December 31, 2019, EastGroup held a controlling interest in the following joint venture arrangements: (i) an 80% controlling interest in University Business Center 120; (ii) a 95% controlling interest in the Miramar land; and (iii) a 99% controlling interest in the Otay Mesa land.

The Company records 100% of the assets, liabilities, revenues and expenses of the buildings and land held in joint ventures with the noncontrolling interests provided for in accordance with the joint venture agreements.

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

The Company’s primary revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Lease income — operating leases	$65,963	58,892
Variable lease income (1)	22,614	19,745
Income from real estate operations	$88,577	78,637

(1)	Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

(5)	REAL ESTATE PROPERTIES

EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States. The Company’s properties have similar economic characteristics and as a result, have been aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the three month periods ended March 31, 2020 and 2019, the Company did not identify any impairment charges which should be recorded.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $23,089,000 and $19,747,000 for the three months ended March 31, 2020 and 2019.

The Company’s Real estate properties and Development and value-add properties at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Real estate properties:
Land	$458,270	452,698
Buildings and building improvements	1,952,894	1,907,963
Tenant and other improvements	487,189	471,909
Right of use assets — Ground leases (operating) (1)	11,764	11,997
Development and value-add properties (2)	438,185	419,999
	3,348,302	3,264,566
Less accumulated depreciation	(893,631)	(871,139)
	$2,454,671	2,393,427

(1)	See below for information regarding the Company’s right of use assets for ground leases.

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

Ground Leases
On January 1, 2019, EastGroup adopted the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases, and its related Accounting Standards Updates (“ASUs”). In connection with the adoption, the Company recorded right of use assets for its ground leases, which are classified as operating leases, using the effective date transition option; under this option, prior years are not restated. As of January 1, 2019, the Company recorded right of use assets for its ground leases of $10,226,000. In April 2019, the Company acquired Logistics Center 6 & 7 in Dallas, which is located on land under a ground lease. The Company recorded a right of use asset of $2,679,000 in connection with this acquisition. As of March 31, 2020 and December 31, 2019, the unamortized balance of the Company’s right of use assets for its ground leases was $11,764,000 and $11,997,000, respectively. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

As of March 31, 2020, the Company operated two properties in Florida, three properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to October 2058, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually. The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. Total ground lease expenditures for the three months ended March 31, 2020 and 2019 were $261,000 and $198,000, respectively. Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. These future changes in payments will be considered variable payments and will not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease term as of March 31, 2020, for the ground leases is 43 years. The following schedule indicates approximate future minimum ground lease payments for these properties by year as of March 31, 2020:

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2020 - Remainder of year	$727
2021	970
2022	970
2023	975
2024	999
Thereafter	38,916
Total minimum payments	43,557
Imputed interest (1)	(31,723)
Total ground leases	$11,834

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

(6)	DEVELOPMENT AND VALUE-ADD PROPERTIES

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

Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2019 and the first three months of 2020 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2019 and 2020 acquisitions.

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

Amortization expense for in-place lease intangibles was $1,334,000 and $991,000 for the three months ended March 31, 2020 and 2019, respectively. Amortization of above and below market leases increased rental income by $374,000 and $192,000 for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, the Company acquired one operating property, Wells Point One in Austin. The total cost for the property acquired by the Company was $6,231,000, of which $5,811,000 was allocated to Real estate properties. EastGroup allocated $907,000 of the total purchase price to land using third party land valuations for the Austin market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 17 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $438,000 to in-place lease intangibles and $2,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets) and $20,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During the year ended December 31, 2019, the Company acquired the following operating properties: Airways Business Center in Denver; 385 Business Park in Greenville; Grand Oaks 75 Business Center 1 in Tampa; and Siempre Viva Distribution Center 2 and Rocky Point Distribution Center 1 in San Diego. The Company also acquired the following value-add properties: Logistics Center 6 & 7 and Arlington Tech Centre 1 & 2 in Dallas; Grand Oaks 75 Business Center 2 in Tampa; Interstate Commons Distribution Center 2 in Phoenix; Southwest Commerce Center in Las Vegas; and Rocky Point Distribution Center 2 in Dan Diego. At the time of acquisition, these value-add properties were classified in the lease-up or under construction phase. The total cost for the properties acquired by the Company was $205,841,000, of which $105,301,000 was allocated to Real estate properties and $92,268,000 was allocated to Development and value-add properties. EastGroup allocated $46,778,000 of the total purchase price to land using third party land valuations for the Denver, Greenville, Tampa, Dallas, Phoenix, Las Vegas and San Diego markets. Logistics Center 6 & 7 is located on land under a ground lease; therefore, no value was allocated to land for this transaction. Intangibles associated with the purchase of real estate were allocated as follows: $10,020,000 to in-place lease intangibles, $344,000 to above market leases and $2,092,000 to below market leases.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During 2019, EastGroup also acquired 41.6 acres of operating land in San Diego for $15,282,000. This land, which is included in Real estate properties on the Consolidated Balance Sheets, is currently leased (on a month-to-month basis) to various tenants operating outdoor storage on the site.

Also during 2019, EastGroup acquired a small parcel of land (0.5 acres) adjacent to its Yosemite Distribution Center in Milpitas
(San Francisco), California, for $472,000. This land is included in Real estate properties on the Consolidated Balance Sheets.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three-month periods ended March 31, 2020 and 2019.

(8)	REAL ESTATE SOLD AND HELD FOR SALE/DISCONTINUED OPERATIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of March 31, 2020 and December 31, 2019.

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

The Company does not consider its sales in 2019 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

The Company had no sales during the three months ended March 31, 2020.

During the year 2019, EastGroup sold five operating properties: World Houston 5 in Houston; Altamonte Commerce Center in Orlando; Southpointe Distribution Center in Tuscon; and three of its four University Business Center buildings in Santa Barbara. The properties contain a combined 617,000 square feet and were sold for $68.5 million. EastGroup recognized gains on the sales of $41.1 million. The Company also sold (through eminent domain procedures) a small pacel of land (0.2 acres) in San Diego for $185,000 and recognized a gain of $83,000.

Of the above-mentioned 2019 transactions, World Houston 5 was sold during the three months ended March 31, 2019; a gain on the sale of $2,325,000 was recognized by the Company during the first quarter of 2019.

The results of operations and gains on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains on sales of operating properties are included in Gain on sales of real estate investments, and the gains on sales of land are included in Other.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Leasing costs (principally commissions)	$92,507	89,191
Accumulated amortization of leasing costs	(36,013)	(34,963)
Leasing costs (principally commissions), net of accumulated amortization	56,494	54,228

Acquired in-place lease intangibles	28,571	28,834
Accumulated amortization of acquired in-place lease intangibles	(12,552)	(11,918)
Acquired in-place lease intangibles, net of accumulated amortization	16,019	16,916

Acquired above market lease intangibles	1,723	1,721
Accumulated amortization of acquired above market lease intangibles	(1,062)	(1,007)
Acquired above market lease intangibles, net of accumulated amortization	661	714

Straight-line rents receivable	41,280	40,369
Accounts receivable	4,393	5,581
Mortgage loans receivable	1,672	1,679
Interest rate swap assets	—	3,485
Right of use assets — Office leases (operating)	2,499	2,115
Goodwill	990	990
Prepaid expenses and other assets	17,799	18,545
Total Other assets	$141,807	144,622

(10)	DEBT

The Company’s debt is detailed below. EastGroup presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets.

	March 31, 2020	December 31, 2019
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$82,963	112,710
Unamortized debt issuance costs	(1,189)	(1,316)
Unsecured bank credit facilities	81,774	111,394

Unsecured debt - fixed rate, carrying amount (1)	1,040,000	940,000
Unamortized debt issuance costs	(2,297)	(1,885)
Unsecured debt	1,037,703	938,115

Secured debt - fixed rate, carrying amount (1)	131,197	133,422
Unamortized debt issuance costs	(271)	(329)
Secured debt	130,926	133,093

Total debt	$1,250,403	1,182,602

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has a $350 million unsecured bank credit facility with a group of nine banks; the facility has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of March 31, 2020, the Company had $70,000,000 of variable rate borrowings on this unsecured  bank credit facility with a weighted average interest rate of 1.941%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company also has a $45 million unsecured bank credit facility with a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of March 31, 2020, the interest rate was 1.993% on a balance of $12,963,000.

In March 2020, the Company closed a $100 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (1.45% as of March 31, 2020) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.39%.

Scheduled principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), as of March 31, 2020, are as follows:

Years Ending December 31,	(In thousands)
2020 - Remainder of year	$111,822
2021	129,562
2022	107,770
2023	115,119
2024	120,122
2025 and beyond	586,802
Total	$1,171,197

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Property taxes payable	$13,963	2,696
Development costs payable	13,203	11,766
Real estate improvements and capitalized leasing costs payable	4,944	4,636
Interest payable	6,315	6,370
Dividends payable	30,133	30,714
Book overdraft (1)	17,868	25,771
Other payables and accrued expenses	4,789	10,071
Total Accounts payable and accrued expenses	$91,215	92,024

(1)
Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit.

(12)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Security deposits	$20,705	20,351
Prepaid rent and other deferred income	13,152	13,855
Operating lease liabilities — Ground leases	11,834	12,048
Operating lease liabilities — Office leases	2,528	2,141

Acquired below-market lease intangibles	8,637	8,616
Accumulated amortization of below-market lease intangibles	(4,923)	(4,494)
Acquired below-market lease intangibles, net of accumulated amortization	3,714	4,122

Interest rate swap liabilities	12,983	678
Prepaid tenant improvement reimbursements	215	56
Other liabilities	5,650	15,872
Total Other liabilities	$70,781	69,123

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13)	COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income. The components of Accumulated other comprehensive income (loss) are presented in the Company’s Consolidated Statement of Changes in Equity and are summarized below. See Note 14 for information regarding the Company’s interest rate swaps.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$2,807	6,701
Change in fair value of interest rate swaps - cash flow hedges	(15,790)	(2,313)
Balance at end of period	$(12,983)	4,388

(14)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of March 31, 2020, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Other comprehensive income (loss) and is subsequently reclassified into earnings through interest expense as interest payments are made in the period that the hedged forecasted transaction affects earnings.

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company’s variable-rate debt. The Company estimates that an additional $4,469,000 will be reclassified from Other comprehensive income (loss) as an increase to Interest expense over the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

As of March 31, 2020 and December 31, 2019, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of March 31, 2020	Notional Amount as of December 31, 2019
	(In thousands)
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of March 31, 2020		Derivatives As of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$—	Other assets	$3,485
Interest rate swap liabilities	Other liabilities	12,983	Other liabilities	678

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$(15,703)	(1,644)
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	(87)	(669)

See Note 13 for additional information on the Company’s Accumulated other comprehensive income (loss) resulting from its interest rate swaps.

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with financial institutions the Company regards as credit-worthy.

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the indebtedness has not been accelerated by the lender. As of March 31, 2020, the fair value of derivatives in a net liability position related to these agreements was $12,983,000.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$23,297	22,529
Denominator – weighted average shares outstanding	38,882	36,465
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$23,297	22,529
Denominator:
Weighted average shares outstanding	38,882	36,465
Unvested restricted stock	79	61
Total Shares	38,961	36,526

(16)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,779,000 for the three months ended March 31, 2020, of which $555,000 was capitalized as part of the Company’s development costs. For the three months ended March 31, 2019, stock-based compensation cost for employees was $1,444,000, of which $381,000 was capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $2,000 for both of the three month periods ended March 31, 2020 and 2019.

In the second quarter of 2017, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved a long-term equity compensation plan for certain of its executive officers that included three components based on total shareholder return and one component based only on continued service as of the vesting dates.

The three long-term equity compensation plan components based on total shareholder return were subject to bright-line tests that compared the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The first plan measured the bright-line tests over the one-year period ended December 31, 2017; these shares were awarded

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

during the first quarter of 2018. The second plan measured the bright-line tests over the two-year period ended December 31, 2018; these shares were awarded during the first quarter of 2019.

The third plan measured the bright-line tests over the three-year period ended December 31, 2019. During the first quarter of 2020, the Committee measured the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of May 10, 2017.  The number of shares determined on the measurement date was 18,917.  These shares vested 75% on February 13, 2020, the date the earned shares were determined, and will vest 25% on January 1, 2021. On the grant date of May 10, 2017, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

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

In the second quarter of 2018, the Committee approved a long-term equity compensation plan for the Company’s executive officers that included one component based on total shareholder return and one component based only on continued service as of the vesting dates.

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

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on June 1, 2018. On that date, 7,884 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $95.19, vested 25% in the first quarter of 2019 and 25% on January 1, 2020, and will vest 25% on January 1 in years 2021 and 2022. The shares are being expensed on a straight-line basis over the remaining service period.

In the first quarter of 2019, the Committee approved an equity compensation plan (the “2019 Annual Grant”) for the Company’s executive officers based upon certain annual performance measures for 2019; the 2019 Annual Grant was comprised of three components.

The first component of the 2019 Annual Grant was based upon the following Company performance measures for 2019: (i) same property net operating income change, (ii) debt-to EBITDAre ratio, and (iii) fixed charge coverage. On February 13, 2020, the Committee measured the Company’s performance for 2019 against bright-line tests established by the Committee on the grant date of March 7, 2019 and determined that 9,162 shares were earned. These shares, which have a grant date fair value of $105.97, vested 20% on the date shares were determined and will vest 20% per year on each January 1 in years 2021, 2022, 2023 and 2024. On the grant date of March 7, 2019, the Company began recognizing expense for its estimate of the shares that could be earned pursuant to these awards; the expense was adjusted to actual upon the determination of the awards. The shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

The second component of the 2019 Annual Grant was based upon the Company’s funds from operations (“FFO”) per share for 2019. On February 13, 2020, the Committee measured the Company’s performance for 2019 against bright-line tests established by the Committee on the grant date of August 28, 2019 and determined that 15,990 shares were earned. These shares, which have a grant date fair value of $122.61, vested 20% on the date shares were determined and will vest 20% per year on each January 1 in years 2021, 2022, 2023 and 2024. On the grant date of August 28, 2019, the Company began recognizing expense for its estimate of the shares that could be earned pursuant to these awards; the expense was adjusted to actual upon the determination of the awards. The shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The third component of the 2019 Annual Grant was based upon the achievement of individual goals for each of the officers included in the plan. On February 13, 2020, the Committee evaluated the performance of the officers and, in its discretion, awarded 5,860 shares with a grant date fair value of $141.63. These shares vested 20% on the date shares were determined and will vest 20% per year on each January 1 in years 2021, 2022, 2023 and 2024. The Company began recognizing the expense for the shares awarded on the grant date of February 13, 2020, and the shares will be expensed on a straight-line basis over the remaining service period.

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

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on March 7, 2019. On that date, an aggregate of 9,947 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $105.97, vested 25% in the first quarter of 2020 and will vest 25% on each January 1 in years 2021, 2022 and 2023. The shares are being expensed on a straight-line basis over the remaining service period.

In the first quarter of 2020, the Committee approved an equity compensation plan (the “2020 Annual Grant”) for the Company’s executive officers based upon certain annual performance measures for 2020; the plan is comprised of two components.

The first component of the 2020 Annual Grant is based upon the following Company performance measures for 2020: (i) FFO per share, (ii) same property net operating income change, (iii) debt-to EBITDAre ratio, and (iv) fixed charge coverage. During the first quarter of 2021, the Committee will measure the Company’s performance for 2020 against bright-line tests established by the Committee on the grant date of March 6, 2020. The number of shares that may be earned for the achievement of the annual performance measures could range from zero to 19,282. These shares, which have a grant date fair value of $131.36, would vest 34% on the date shares are determined and 33% per year on each January 1 in years 2022 and 2023. On the grant date of March 6, 2020, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

The second component of the 2020 Annual Grant is based upon the achievement of individual goals for each of the officers included in the plan. Any shares issued pursuant to the individual goals in this compensation plan will be determined by the Committee in its discretion and issued in the first quarter of 2021. The number of shares to be issued on the grant date for the achievement of individual goals could range from zero to 4,812. These shares would vest 34% on the date shares are determined and awarded and 33% per year on each January 1 in years 2022 and 2023. The Company will begin recognizing the expense for any shares awarded on the grant date in the first quarter of 2021, and the shares will be expensed on a straight-line basis over the remaining service period.

Also in the first quarter of 2020, the Committee approved a long-term equity compensation plan for the Company’s executive officers that includes one component based on total shareholder return and one component based only on continued service as of the vesting dates.

The component of the long-term equity compensation plan based on total shareholder return is subject to bright-line tests that will compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The plan will measure the bright-line tests over the three-year period ending December 31, 2022. During the first quarter of 2023, the Committee will measure the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of March 6, 2020.  The aggregate number of shares to be earned on the measurement date could range from zero to 25,261.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2023 and 25% on January 1, 2024. On the grant date of March 6, 2020, the Company began recognizing expense for this plan

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on March 6, 2020. On that date, an aggregate of 7,217 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $131.36, will vest 25% in the first quarter of 2021 and 25% on January 1 in years 2022, 2023 and 2024. The shares are being expensed on a straight-line basis over the remaining service period.

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

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the three months ended March 31, 2020, the Company withheld 33,963 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the three months ended March 31, 2020, was $10,864,000.

	Three Months Ended
Award Activity:	March 31, 2020
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	131,024	$82.79
Granted (1) (2)	57,146	100.31
Forfeited	(440)	112.14
Vested	(80,459)	72.23
Unvested at end of period	107,271	$99.93

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.
(2) Does not include the restricted shares that may be earned if the performance goals established in 2018 and 2019 for long-term performance and in 2020 for annual and long-term performance are achieved. Depending on the actual level of achievement of the goals at the end of the open performance periods, the number of shares earned could range from zero to 111,763.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$671	671	224	224
Mortgage loans receivable	1,672	1,684	1,679	1,703
Interest rate swap assets	—	—	3,485	3,485
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	82,963	82,222	112,710	113,174
Unsecured debt (2)	1,040,000	1,015,963	940,000	959,177
Secured debt (2)	131,197	133,081	133,422	136,107
Interest rate swap liabilities	12,983	12,983	678	678
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

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance due to the current coronavirus (“COVID-19”) pandemic, as discussed below, or other general economic conditions, it may affect the Company’s ability to make distributions to its shareholders, service debt, or meet other financial obligations.

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The United States, which is where EastGroup’s properties are located, is currently experiencing widespread infection, and there is uncertainty regarding how long the pandemic will impact the United States and the rest of the world. Unprecedented, extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to reduced economic activity and a surge in unemployment throughout the United States, including the markets where the Company’s properties are located. As a result, there could be a sustained period of economic slowdown, the severity of which is uncertain. Such economic slowdown, among other

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

disruptions caused by the COVID-19 pandemic has, and may continue to, adversely impact EastGroup’s financial condition and results of operations and the financial condition and results of operations of the Company’s tenants.

EastGroup’s ability to lease its properties and collect rental revenues and expense reimbursements is dependent upon national, regional and local economic conditions. The potential inability to renew leases, lease vacant space or re-lease space as leases expire on favorable terms, or at all, could cause a decline in the Company’s receipt of rental payments. The Company has been in communication with a portion of its customer base regarding the COVID-19 pandemic, and the Company has received rent relief requests from a number of its customers. EastGroup may or may not grant the requested relief to these customers. Granting rent relief could adversely affect the Company’s financial conditions, results of operations and cash flows.
Some of the Company’s customers are experiencing a deterioration in their financial position, results of operations and cash flows; as a result, they may not be able to pay their rent and expense reimbursements, which could adversely affect EastGroup’s financial condition, results of operations and cash flows.
Federal, state and local government restrictions associated with the mitigation efforts to prevent the spread of COVID-19 could prevent EastGroup’s customers from accessing their leased space and operating their businesses; such restrictions could also impact the Company’s ability to operate its business, which may cause the business and operating results to decline or impact the Company’s ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines. Such restrictions could also inhibit the Company’s ability to lease vacant space in its operating portfolio and its development and value-add program. In addition, government restrictions could prevent construction of tenant improvements and development projects, which could delay construction completion and lease commencement dates. In each case, EastGroup may experience an adverse impact on its financial condition and results of operations.
The economic uncertainty surrounding the COVID-19 pandemic is causing disruption and instability in the financial markets and may impact EastGroup’s ability to raise capital from debt and equity markets on favorable terms or at all.
The health and well-being of EastGroup’s customers, employees, directors and other stakeholders is of great importance to the Company. The Company is striving to accommodate flexible working arrangements for its employees to ensure the health and safety of its team, while employees are continuing to perform job duties and provide services to the Company’s customers and other stakeholders. There are risks associated with remote working arrangements, including, but not limited to, risks related to cyber-security. EastGroup is monitoring and adhering to federal, state and local government guidelines regarding its work arrangements with the goal of preventing the spread of COVID-19 to the Company’s workforce, customers and communities. There are risks and uncertainties related to the health of the Company’s employees and directors; any potential deterioration of the health of key personnel could impact EastGroup’s business operations.

The ongoing COVID-19 pandemic and the current economic, financial and capital markets environment present material risks and uncertainties for the Company. However, the rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on EastGroup’s business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 pandemic in the United States.

(19)	LEGAL MATTERS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.

As previously reported in the Company’s annual reports on Form 10-K for the years ended December 31, 2019 and 2018, and the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2019, the Company had been involved in pending litigation related to an action against the Company and certain of its officers in connection with the Company’s November 2016 purchase of a land parcel, alleging breach of contract and other claims in law and in equity. The Company asserted numerous affirmative defenses. In an effort to resolve the litigation, EastGroup made an initial settlement offer for $497,000, which was reserved in the Company’s financial statements as of December 31, 2018 and March 31, 2019. During the three months ended June 30, 2019, the parties came to a mediated resolution of the matter; losses related to the matter are included in Other on the Consolidated Statements of Income and Comprehensive Income. As of June 30, 2019, the matter was resolved. Even though the matter was settled, the case was dismissed, and releases exchanged among all parties, the Plaintiff filed an appeal of the order in the Florida Court of Appeal compelling him to comply with the settlement. The Court has since dismissed the appeal. All monies due under the settlement have been paid to the Plaintiff’s lawyers and were accounted for as stated above.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(20)	RECENT ACCOUNTING PRONOUNCEMENTS
EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02 and 2020-03. The ASUs amend guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities (EastGroup does not currently hold any and does not intend to hold any in the future), credit losses should be measured in a similar manner to current GAAP; however, Topic 326 requires that credit losses be presented as an allowance rather than a write-down. The ASUs affect entities holding financial assets and are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2016-13 and ASU 2018-19 on January 1, 2020, and the adoption did not have a material impact on its financial condition, results of operations or disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-13 on January 1, 2020, and the adoption did not have a material impact on its financial condition, results of operations or disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

•
the duration and extent of the impact of the coronavirus (“COVID-19”) pandemic on our business and the businesses of our tenants (including their ability to timely make rent payments) and the economy generally;

•
the duration of any “shelter-in-place” or “stay-at-home” orders or other formal recommendations for social distancing which may affect our operations or the operations of our tenants, and the speed and extent to which revenues of our tenants recover following the lifting of any such orders or recommendations;

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

•
potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants, or the Company’s ability to lease space at current or anticipated rents, particularly in light of the significant uncertainty as to when and the conditions under which current or potential tenants will be able to operate physical locations in the future;

•
potential changes in the law or governmental regulations and interpretations of those laws and regulations, including changes in real estate laws or real estate investment trust (“REIT”) or corporate income tax laws, and potential increases in real property tax rates;

•	our ability to maintain our qualification as a REIT;

•	acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;

•	natural disasters such as fires, floods, tornadoes, hurricanes and earthquakes;

•	pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19;

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and as updated in Part II, Item 1A herein. In addition, the Company’s current and continuing qualification as a real estate investment trust, or REIT, involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, or the Code, and depends on the Company’s ability to meet the various requirements imposed by the Code through actual operating results, distribution levels and diversity of stock ownership.

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

Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Global, national and local economies are being impacted by the pandemic and the mitigation efforts to combat the spread of COVID-19.

During the three months ended March 31, 2020, COVID-19 did not have a material adverse impact on the Company’s revenues as monthly rent payments generally were due by early March, prior to the beginning of the more significant economic impacts in the United States.

As of May 1, 2020, April rent collections stand at approximately 94% of rent charges, which is slightly lower than typical collections in pre-COVID-19 months, but the Company has not experienced a significant decline in rent collections thus far. We have received rent relief requests, in the form of payment deferral requests or requests to waive certain rent charges, from approximately 26% of our customers. These requests are being handled on a case-by-case basis and the Company’s responses are largely dependent on our understanding of the financial strength of the customer, the operational and earnings impacts being experienced by the customer, and the customer’s ability or inability to obtain capital through debt or equity issuances, government assistance programs or by other means. Many of our customers have qualified for government assistance programs related to COVID-19; such programs are helping to support their cash flows and enabling them to meet their rent obligations to date. As of May 1, 2020, rent concessions and rent payment deferrals granted by us have not been material; however, we are actively monitoring the evolving situation, and we anticipate the impacts to be greater in future months.

We believe EastGroup’s financial condition and balance sheet remain strong. As of March 31, 2020, the outstanding balance on our $395 million unsecured revolving credit facilities was $83 million, providing $312 million of available capacity. We have not drawn amounts on our unsecured revolving credit facilities, except for general corporate purposes in the ordinary course of business. The Company is in compliance with its debt covenants and anticipates remaining in compliance during the foreseeable future.

As of May 1, 2020, the Company’s lease expirations for the remainder of 2020 represent approximately 7.8% of our total operating portfolio square footage. The Company anticipates a decline in occupancy during the remainder of 2020. Although we continue to execute leases with customers, leasing prospects for the operating portfolio and development and value-add properties have slowed. Our ability or inability to continue leasing space will impact our occupancy for the remainder of the year.

The Company has been continuing construction on already-active development and value-add projects. During the second quarter, we do not anticipate starting construction on any new speculative development projects. We will continue to monitor the economic conditions of our markets and governmental restrictions on construction activity to determine whether to begin construction on future development projects.

We expect COVID-19 to negatively impact EastGroup’s overall financial condition, results of operations and cash flows. The magnitude of such impacts will depend largely on the severity and duration of the economic downturn and its affect on our customers, and cannot be predicted at this time.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the three months ended March 31, 2020, EastGroup issued 105,837 shares of common stock through its continuous common equity program, providing net proceeds to the Company of $14.7 million. Also during the three months ended March 31, 2020, the Company closed a $100 million senior unsecured term loan. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During the three months ended March 31, 2020, EastGroup executed new and renewal leases on 2,469,000 square feet (5.9% of EastGroup’s total square footage of 41,818,000). For new and renewal leases signed during first three months of 2020, average rental rates increased by 24.6% as compared to the former leases on the same spaces.

Property Net Operating Income ("PNOI") Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2019 through March 31, 2020), increased
1.7% for 2020 compared to 2019.

EastGroup’s portfolio was 97.3% leased as of March 31, 2020, compared to 97.7% at March 31, 2019.  Leases scheduled to expire for the remainder of 2020 were 8.8% of the portfolio on a square foot basis at March 31, 2020, and this percentage was reduced to 7.8% as of May 1, 2020.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the three months ended March 31, 2020, EastGroup acquired 128.2 acres of development land in Dallas and Orlando for $22.3 million. During the same period, the Company began construction of two development projects containing 274,000 square feet in Miami and Fort Myers.  EastGroup also transferred five development projects and value-add acquisitions (498,000 square feet) in Dallas, Austin and Charlotte from its development and value-add program to real estate properties, with costs of $51.1 million at the date of transfer.  As of March 31, 2020, EastGroup’s development and value-add program consisted of 25 projects (3,864,000 square feet) located in 13 cities.  The projected total investment for the development and value-add projects, which were collectively 35% leased as of May 1, 2020, is $403 million, of which $76 million remained to be invested as of March 31, 2020.

During the three months ended March 31, 2020, EastGroup acquired a 50,000 square foot operating property in Austin for $6.2 million.

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

EastGroup has one reportable segment – industrial properties.  These properties, primarily located in major Sunbelt regions of the United States, have similar economic characteristics and, as a result, have been aggregated into one reportable segment.

The Company’s chief decision makers use two primary measures of operating results in making decisions:  (1) funds from operations attributable to common stockholders (“FFO”), and (2) property net operating income (“PNOI”).

FFO is computed in accordance with standards established by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”). In December 2018, Nareit issued the “Nareit Funds from Operations White Paper - 2018 Restatement” (the “2018 White Paper”), which reaffirmed, and in some cases refined, Nareit's prior determinations concerning FFO. The guidance in the 2018 White Paper allows preparers an option as it pertains to whether gains or losses on sale, or impairment charges, on real estate assets incidental to a REIT's business are excluded from the calculation of FFO. EastGroup made the election to exclude activity related to such assets that are incidental to our business.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three months ended March 31, 2020, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2019 through March 31, 2020. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis. The Company believes it is useful to evaluate Same PNOI Excluding Income from Lease Terminations on both a straight-line and cash basis. The straight-line basis is calculated by averaging the customers’ rent payments over the lives of the leases; GAAP requires the recognition of rental income on the straight-line basis. The cash basis excludes adjustments for straight-line rent and amortization of market rent intangibles for acquired leases; the cash basis is an indicator of the rents charged to customers by the Company during the periods presented and is useful in analyzing the embedded rent growth in the Company’s portfolio.

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

PNOI was calculated as follows for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Income from real estate operations	$88,577	78,637
Expenses from real estate operations	(25,829)	(22,302)
Noncontrolling interest in PNOI of consolidated joint ventures	(43)	(52)
PNOI from 50% owned unconsolidated investment	243	244
PROPERTY NET OPERATING INCOME (“PNOI”)	$62,948	56,527

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
NET INCOME	$23,298	22,534
Gain on sales of real estate investments	—	(2,325)
Interest income	(29)	(33)
Other revenue	(51)	(161)
Indirect leasing costs	108	93
Depreciation and amortization	27,892	23,746
Company’s share of depreciation from unconsolidated investment	35	35
Interest expense	8,457	8,846
General and administrative expense	3,281	3,844
Noncontrolling interest in PNOI of consolidated joint ventures	(43)	(52)
PROPERTY NET OPERATING INCOME (“PNOI”)	62,948	56,527
PNOI from 2019 and 2020 Acquisitions	(2,036)	—
PNOI from 2019 and 2020 Development and Value-Add Properties	(4,644)	(280)
PNOI from 2019 Operating Property Dispositions	—	(1,188)
Other PNOI	88	46
SAME PNOI	56,356	55,105
Net lease termination fee income from same properties	(444)	(140)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$55,912	54,965

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$23,297	22,529
Depreciation and amortization	27,892	23,746
Company’s share of depreciation from unconsolidated investment	35	35
Depreciation and amortization from noncontrolling interest	(42)	(47)
Gain on sales of real estate investments	—	(2,325)
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$51,182	43,938
Net income attributable to common stockholders per diluted share	$0.60	0.62
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$1.31	1.20
Diluted shares for earnings per share and funds from operations	38,961	36,526

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•
The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO for the three months ended March 31, 2020 was $1.31 per share compared to $1.20 per share for the same period of 2019, an increase of 9.2%.

•
For the three months ended March 31, 2020, PNOI increased by $6,421,000, or 11.4%, compared to the same period in 2019. PNOI increased $4,364,000 from newly developed and value-add properties, $2,036,000 from 2019 and 2020 acquisitions and $1,251,000 from same property operations; PNOI decreased $1,188,000 from operating properties sold in 2019.

•
The change in Same PNOI change represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through March 31, 2020). Same PNOI, excluding income from lease terminations, increased 1.7% for the three months ended March 31, 2020, as compared to the same period in 2019.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through March 31, 2020). Same property average occupancy was 97.0% for the three months ended March 31, 2020, compared to 96.8% for the same period of 2019.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2020, was 96.7%.  Quarter-end occupancy ranged from 96.5% to 97.4% over the previous four quarters ended March 31, 2019 to December 31, 2019.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (5.9% of total square footage) averaged 24.6% for the three months ended March 31, 2020.

•
Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three months ended March 31, 2020 was $444,000 compared to $140,000 for the same period of 2019.

•
The Company recorded reserves for uncollectible rent of $495,000 and $129,000 for the three months ended March 31, 2020 and 2019, respectively. The Company’s accounting policy for recording reserves for uncollectible rent involves evaluating accounts receivable on a tenant-by-tenant basis for potential uncollectible rent. The Company followed its normal process for recording reserves for uncollectible rent during the three months ended March 31, 2020; the Company deemed certain tenant balances as uncollectible either due to the ongoing uncertainty related to the COVID-19 pandemic or other factors specific to the circumstances for individual tenants. The Company intends to continue evaluating tenant accounts receivable in the same manner in future periods; the extent of future reserves for uncollectible rent will be largely dependent on the fluid economic situation related to COVID-19, among other factors.

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

FINANCIAL CONDITION
EastGroup’s Total Assets were $2,604,762,000 at March 31, 2020, an increase of $58,684,000 from December 31, 2019.  Total Liabilities increased $68,650,000 to $1,412,399,000, and Total Equity decreased $9,966,000 to $1,192,363,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real Estate Properties
Real estate properties increased $65,550,000 during the three months ended March 31, 2020, primarily due to: (i) the transfer of five properties from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (ii) capital improvements at the Company’s properties; and (iii) an operating property acquisition.

During the three months ended March 31, 2020, the Company made capital improvements of $6,935,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $413,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During the three months ended March 31, 2020, the Company acquired one operating property, Wells Point One in Austin. The total cost for the property acquired by the Company was $6,231,000, of which $5,811,000 was allocated to Real estate properties. EastGroup allocated $907,000 of the total purchase price to land using third party land valuations for the Austin market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 17 in the Notes to Consolidated Financial Statements for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $438,000 to in-place lease intangibles and $2,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets) and $20,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at March 31, 2020 consisted of projects in lease-up and under construction of $327,078,000 and prospective development (primarily land) of $111,107,000.  The Company’s total investment in Development and value-add properties at March 31, 2020 was $438,185,000 compared to $419,999,000 at December 31, 2019.  Total capital invested for development during the first three months of 2020 was $69,687,000, which consisted of costs of $68,900,000 and $374,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $413,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,844,000 and $1,571,000 for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, the Company acquired 128.2 acres of development land in Dallas and Orlando for $22,253,000. Costs associated with these acquisitions are included in the Development and Value-Add Properties Activity table.

These increases were offset by the transfer of five development and value-add properties to Real estate properties with a total investment of $51,088,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2020 (1)	For the Three Months Ended 3/31/2020	Cumulative as of 3/31/2020	Projected Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Horizon VIII & IX, Orlando, FL	216,000	$—	708	17,309	19,100	04/20
Ten West Crossing 8, Houston, TX	132,000	—	67	9,831	10,900	04/20
Tri-County Crossing 1 & 2, San Antonio, TX	203,000	—	189	15,575	16,300	04/20
CreekView 121 5 & 6, Dallas, TX	139,000	—	2,050	15,201	16,200	06/20
Gateway 5, Miami, FL	187,000	—	697	23,802	25,500	07/20
Parc North 6, Dallas, TX	96,000	—	899	9,189	11,100	07/20
Arlington Tech Centre 1 & 2, Dallas, TX (2)	151,000	—	435	13,712	15,100	08/20
Steele Creek IX, Charlotte, NC	125,000	—	480	9,600	11,100	08/20
Grand Oaks 75 2, Tampa, FL (2)	150,000	—	406	13,521	13,600	09/20
Southwest Commerce Center, Las Vegas, NV (2)	196,000	—	901	27,514	30,100	10/20
SunCoast 6, Ft. Myers, FL	81,000	—	168	8,102	9,200	10/20
Rocky Point 2, San Diego, CA (2)	109,000	—	250	19,525	20,600	12/20
Gilbert Crossroads A & B, Phoenix, AZ	140,000	—	1,286	15,236	16,900	01/21
Total Lease-Up	1,925,000	—	8,536	198,117	215,700
UNDER CONSTRUCTION
SunCoast 8, Ft. Myers, FL	77,000	—	3,550	8,034	9,000	05/20
Hurricane Shoals 3, Atlanta, GA	101,000	—	1,283	7,912	8,800	04/21
Gateway 4, Miami, FL	197,000	14,895	3,978	18,873	23,800	05/21
Interstate Commons 2, Phoenix, AZ (2)	142,000	—	1,354	11,236	11,800	05/21
Tri-County Crossing 3 & 4, San Antonio, TX	203,000	—	2,804	11,502	14,700	05/21
World Houston 44, Houston, TX	134,000	—	2,275	7,065	9,100	05/21
CreekView 121 7 & 8, Dallas, TX	137,000	—	3,448	10,247	16,300	07/21
Northwest Crossing 1-3, Houston, TX	278,000	—	5,112	16,647	25,700	07/21
Ridgeview 1 & 2, San Antonio, TX	226,000	—	3,911	10,442	18,500	07/21
Settlers Crossing 3 & 4, Austin, TX	173,000	—	3,750	11,839	18,400	07/21
LakePort 1-3, Dallas, TX	194,000	—	2,920	10,982	22,500	10/21
SunCoast 7, Ft. Myers, FL	77,000	3,232	950	4,182	8,400	10/21
Total Under Construction	1,939,000	18,127	35,335	128,961	187,000
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	178,000	—	454	4,827
Ft. Myers, FL	252,000	(3,232)	—	4,271
Miami, FL	266,000	(14,895)	269	19,559
Orlando, FL	1,488,000	—	21,214	22,289
Tampa, FL	349,000	—	79	5,880
Jackson, MS	28,000	—	—	706
Charlotte, NC	475,000	—	84	7,411
Dallas, TX	1,074,000	—	2,499	22,087
Houston, TX	1,223,000	—	206	19,654
San Antonio, TX	373,000	—	224	4,423
Total Prospective Development	5,706,000	(18,127)	25,029	111,107
	9,570,000	$—	68,900	438,185
DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2020	Building Size (Square feet)					Building Conversion Date
Logistics Center 6 & 7, Dallas, TX (2)	142,000	$—	19	15,754		1/20
Settlers Crossing 1, Austin, TX	77,000	—	—	9,259		1/20
Settlers Crossing 2, Austin, TX	83,000	—	—	8,475		1/20
Parc North 5, Dallas, TX	100,000	—	20	8,709		2/20
Airport Commerce Center 3, Charlotte, NC	96,000	—	335	8,891		3/20
Total Transferred to Real Estate Properties	498,000	$—	374	51,088	(3)

Footnotes for this table are on the following page.

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents value-add properties acquired by EastGroup.
(3) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $22,492,000 during the three months ended March 31, 2020, primarily due to depreciation expense.

Other Assets
Other assets decreased $2,815,000 during the three months ended March 31, 2020.  A summary of Other assets follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Leasing costs (principally commissions)	$92,507	89,191
Accumulated amortization of leasing costs	(36,013)	(34,963)
Leasing costs (principally commissions), net of accumulated amortization	56,494	54,228

Acquired in-place lease intangibles	28,571	28,834
Accumulated amortization of acquired in-place lease intangibles	(12,552)	(11,918)
Acquired in-place lease intangibles, net of accumulated amortization	16,019	16,916

Acquired above market lease intangibles	1,723	1,721
Accumulated amortization of acquired above market lease intangibles	(1,062)	(1,007)
Acquired above market lease intangibles, net of accumulated amortization	661	714

Straight-line rents receivable	41,280	40,369
Accounts receivable	4,393	5,581
Mortgage loans receivable	1,672	1,679
Interest rate swap assets	—	3,485
Right of use assets — Office leases (operating)	2,499	2,115
Goodwill	990	990
Prepaid expenses and other assets	17,799	18,545
Total Other assets	$141,807	144,622

Liabilities
Unsecured bank credit facilities decreased $29,620,000 during the three months ended March 31, 2020, mainly due to repayments of $251,524,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $221,777,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $99,588,000 during the three months ended March 31, 2020, primarily due to the closing of a $100 million of senior unsecured term loan in March and the amortization of debt issuance costs, partially offset by new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt are described in greater detail under Liquidity and Capital Resources.

Secured debt decreased $2,167,000 during the three months ended March 31, 2020.  The decrease resulted from regularly scheduled principal payments of $2,220,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses decreased $809,000 during the three months ended March 31, 2020.  A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Property taxes payable	$13,963	2,696
Development costs payable	13,203	11,766
Real estate improvements and capitalized leasing costs payable	4,944	4,636
Interest payable	6,315	6,370
Dividends payable	30,133	30,714
Book overdraft (1)	17,868	25,771
Other payables and accrued expenses	4,789	10,071
Total Accounts payable and accrued expenses	$91,215	92,024

(1)
Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit.

Other liabilities increased $1,658,000 during the three months ended March 31, 2020.  A summary of the Company’s Other liabilities follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Security deposits	$20,705	20,351
Prepaid rent and other deferred income	13,152	13,855
Operating lease liabilities — Ground leases	11,834	12,048
Operating lease liabilities — Office leases	2,528	2,141

Acquired below-market lease intangibles	8,637	8,616
Accumulated amortization of below-market lease intangibles	(4,923)	(4,494)
Acquired below-market lease intangibles, net of accumulated amortization	3,714	4,122

Interest rate swap liabilities	12,983	678
Prepaid tenant improvement reimbursements	215	56
Other liabilities	5,650	15,872
Total Other liabilities	$70,781	69,123

Equity
Additional paid-in capital increased $11,926,000 during the three months ended March 31, 2020, primarily due to the issuance of common stock under the Company’s continuous common equity program (as discussed in Liquidity and Capital Resources) and activity related to stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the three months ended March 31, 2020, EastGroup issued 105,837 shares of common stock under its continuous common equity program with net proceeds to the Company of $14,734,000.

For the three months ended March 31, 2020, Distributions in excess of earnings increased $6,069,000 as a result of dividends on common stock of $29,366,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $23,297,000.

Accumulated other comprehensive income (loss) decreased $15,790,000 during the three months ended March 31, 2020. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Note 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2020 was $23,297,000 ($0.60 per basic and diluted share) compared to $22,529,000 ($0.62 per basic and diluted share) for the same period in 2019. The following paragraphs explain the change:

•
PNOI increased by $6,421,000 ($0.16 per diluted share), or 11.4%, for the three months ended March 31, 2020, as compared to the same period of 2019. PNOI increased $4,364,000 from newly developed and value-add properties, $2,036,000 from 2019 and 2020 acquisitions and $1,251,000 from same property operations; PNOI decreased $1,188,000 from operating properties sold in 2019. Lease termination fee income was $444,000 and $140,000 for the three month periods ended March 31, 2020 and 2019, respectively. The Company recorded reserves for uncollectible rent of $495,000 and $129,000 during the three months ended March 31, 2020 and 2019, respectively. Straight-lining of rent increased Income from real estate operations by $1,290,000 and $798,000 for the three months ended March 31, 2020 and 2019, respectively.

•
There were no sales during the three months ended March 31, 2020; EastGroup recognized gains on sales of real estate investments and non-operating real estate of $2,325,000 ($0.06 per diluted share) during the same period of 2019.

•	Depreciation and amortization expense increased by $4,146,000 ($0.11 per diluted share) during the three months ended March 31, 2020 as compared to the same period of 2019.

EastGroup signed 38 leases with free rent concessions on 1,149,000 square feet during the three months ended March 31, 2020, with total free rent concessions of $1,580,000 over the lives of the leases. During the same period of 2019, the Company signed 40 leases with free rent concessions on 1,288,000 square feet with total free rent concessions of $1,630,000 over the lives of the leases.

The Company’s percentage of leased square footage was 97.3% at March 31, 2020, compared to 97.7% at March 31, 2019.  Occupancy at March 31, 2020 was 96.7% compared to 96.9% at March 31, 2019.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through March 31, 2020). Same property average occupancy for the three months ended March 31, 2020, was 97.0% compared to 96.8% for the same period of 2019.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through March 31, 2020). The same property average rental rate was $6.06 per square foot for the three months ended March 31, 2020, compared to $5.90 per square foot for the same period of 2019.

Interest expense decreased $389,000 for the three months ended March 31, 2020, compared to the same period in 2019. The following table presents the components of Interest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$954	1,864	(910)
Amortization of facility fees - unsecured bank credit facilities	196	195	1
Amortization of debt issuance costs - unsecured bank credit facilities	140	139	1
Total variable rate interest expense	1,290	2,198	(908)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	8,074	6,057	2,017
Secured debt interest (excluding amortization of debt issuance costs)	1,458	2,424	(966)
Amortization of debt issuance costs - unsecured debt	138	136	2
Amortization of debt issuance costs - secured debt	58	67	(9)
Total fixed rate interest expense	9,728	8,684	1,044
Total interest	11,018	10,882	136
Less capitalized interest	(2,561)	(2,036)	(525)
TOTAL INTEREST EXPENSE	$8,457	8,846	(389)

(1)
Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.

The Company’s variable rate interest expense decreased by $908,000 for the three months ended March 31, 2020, as compared to the same period in 2019 primarily due to decreases in the Company’s weighed average variable interest rates and average borrowings on its unsecured bank credit facilities as shown in the following table:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$148,319	216,296	(67,977)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	2.59%	3.50%

The Company’s fixed rate interest expense increased by $1,044,000 for the three months ended March 31, 2020, as compared to the same periods in 2019 as a result of the unsecured debt and secured debt activity described below.

Interest expense from fixed rate unsecured debt increased by $2,017,000 during the three months ended March 31, 2020, as compared to the same period of 2019. The increases resulted from the Company’s unsecured debt activity described below.

The details of the unsecured debt obtained in 2019 and 2020 are shown in the following table:

NEW UNSECURED DEBT IN 2019 AND 2020	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$80 Million Senior Unsecured Notes	4.27%	03/28/2019	03/28/2029	$80,000
$35 Million Senior Unsecured Notes	3.54%	08/15/2019	08/15/2031	35,000
$75 Million Senior Unsecured Notes	3.47%	08/19/2019	08/19/2029	75,000
$100 Million Senior Unsecured Term Loan (1)	2.75%	10/10/2019	10/10/2026	100,000
$100 Million Senior Unsecured Term Loan (2)	2.39%	03/25/2020	03/25/2027	100,000
Weighted Average/Total Amount for 2019 and 2020	3.18%			$390,000

(1) The interest rate on this unsecured term loan is comprised of LIBOR plus 150 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.75% as of March 31, 2020. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2) The interest rate on this unsecured term loan is comprised of LIBOR plus 145 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.39% as of March 31, 2020. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

The increase in interest expense from the new unsecured debt was partially offset by the repayment of the following unsecured loan during 2019:

UNSECURED DEBT REPAID IN 2019	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$75 Million Senior Unsecured Term Loan	2.85%	07/31/2019	$75,000

The increase in interest expense from unsecured debt was offset by a decrease in secured debt interest expense. Interest expense from secured debt decreased by $966,000 during the three month periods ended March 31, 2020, as compared to the same period in 2019 as a result of regularly scheduled principal payments and the payoffs described in the table below. Regularly scheduled principal payments on secured debt were $2,220,000 during the three months ended March 31, 2020. During the year ended December 31, 2019, regularly scheduled principal payments on secured debt were $9,821,000. EastGroup did not repay any secured debt during the three months ended March 31, 2020. The details of the secured debt repaid in 2019 are shown in the following table:

SECURED DEBT REPAID IN 2019	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington	7.50%	04/05/2019	$45,725
Blue Heron II	5.39%	12/16/2019	47
Weighted Average/Total Amount for 2019	7.50%		$45,772

EastGroup did not obtain any new secured debt during 2019 or the first three months of 2020.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $525,000 for the three months ended March 31, 2020, as compared to the same period of 2019, due to increases in development spending.

Depreciation and amortization expense increased $4,146,000 for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to the operating properties acquired by the Company in 2019 and 2020 and the properties transferred from Development and value-add properties in 2019 and 2020, partially offset by operating properties sold in 2019.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, decreased $2,325,000 for the three months ended March 31, 2020, as compared to the same period in 2019. The Company did not sell any properties during the first quarter of 2020. During the first quarter of 2019, EastGroup sold World Houston 5 in Houston. The 51,000 square foot property was sold for $3,808,000; EastGroup recognized a gain on the sale of $2,325,000 during the first quarter of 2019.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three months ended March 31, 2020 and 2019 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2020	2019
		(In thousands)
Upgrade on Acquisitions	40 yrs	$24	297
Tenant Improvements:
New Tenants	Lease Life	3,044	2,917
Renewal Tenants	Lease Life	1,329	500
Other:
Building Improvements	5-40 yrs	1,218	849
Roofs	5-15 yrs	937	1,596
Parking Lots	3-5 yrs	36	8
Other	5 yrs	347	284
Total Real Estate Improvements (1)		$6,935	6,451

(1)	Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Total Real Estate Improvements	$6,935	6,451
Change in Real Estate Property Payables	337	(1,690)
Change in Construction in Progress	2,124	849
Real Estate Improvements on the Consolidated Statements of Cash Flows	$9,396	5,610

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three months ended March 31, 2020 and 2019 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2020	2019
		(In thousands)
Development and Value-Add	Lease Life	$1,763	1,572
New Tenants	Lease Life	1,027	1,630
Renewal Tenants	Lease Life	2,933	667
Total Capitalized Leasing Costs		$5,723	3,869
Amortization of Leasing Costs		$3,469	3,008

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

The Company did not classify any properties as held for sale as of March 31, 2020 and December 31, 2019.

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

The Company does not consider its sales in 2019 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

There were no sales during the three months ended March 31, 2020. During the three months ended March 31, 2019, EastGroup sold World Houston 5 in Houston. The 51,000 square foot property was sold for $3,808,000; EastGroup recognized a gain on the sale of $2,325,000 during the first quarter of 2019.

Gains on the sale of operating properties are included in Gain on sales of real estate investments. See Note 8 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gains and losses on sales of real estate investments.

RECENT ACCOUNTING PRONOUNCEMENTS
EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02 and 2020-03. The ASUs amend guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities (EastGroup does not currently hold any and does not intend to hold any in the future), credit losses should be measured in a similar manner to current GAAP; however, Topic 326 requires that credit losses be presented as an allowance rather than a write-down. The ASUs affect entities holding financial assets and are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2016-13 and ASU 2018-19 on January 1, 2020, and the adoption did not have a material impact on its financial condition, results of operations or disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-13 on January 1, 2020, and the adoption did not have a material impact on its financial condition, results of operations or disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $51,439,000 for the three months ended March 31, 2020.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt and proceeds from common stock offerings.  The Company distributed $29,947,000 in common stock dividends during the three months ended March 31, 2020.  Other primary uses of cash were for repayments on unsecured bank credit facilities, the construction and development of properties, purchases of real estate and capital improvements at various properties.

Total debt at March 31, 2020 and December 31, 2019 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$82,963	112,710
Unamortized debt issuance costs	(1,189)	(1,316)
Unsecured bank credit facilities	81,774	111,394

Unsecured debt - fixed rate, carrying amount (1)	1,040,000	940,000
Unamortized debt issuance costs	(2,297)	(1,885)
Unsecured debt	1,037,703	938,115

Secured debt - fixed rate, carrying amount (1)	131,197	133,422
Unamortized debt issuance costs	(271)	(329)
Secured debt	130,926	133,093

Total debt	$1,250,403	1,182,602

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company has a $350 million unsecured bank credit facility with a group of nine banks; the facility has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of March 31, 2020, the Company had $70,000,000 of variable rate borrowings on this unsecured  bank credit facility with a weighted average interest rate of 1.941%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company also has a $45 million unsecured bank credit facility with a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of March 31, 2020, the interest rate was 1.993% on a balance of $12,963,000.

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

In March 2020, the Company closed a $100 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (1.45% as of March 31, 2020 and May 1, 2020) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.39%.

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

On December 20, 2019, EastGroup entered into sales agreements with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; and Wells Fargo Securities, LLC in connection with the establishment of a new continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time. The Company has sold an aggregate of 105,837 shares of common stock with gross proceeds of $15,000,000 under the sales agency financing agreements, and as of May 4, 2020, EastGroup may offer and sell additional shares of its common stock with an aggregate gross sales price of up to $735,000,000 through the sales agents.

During the three months ended March 31, 2020, EastGroup issued and sold 105,837 shares of common stock under its continuous equity program at an average price of $141.73 per share with gross proceeds to the Company of $15,000,000. The Company incurred offering-related costs of $266,000 during the three months, resulting in net proceeds to the Company of $14,734,000.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term, including after taking into account the effects of the COVID-19 pandemic.

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2019, did not materially change during the three months ended March 31, 2020, except for the changes in Unsecured bank credit facilities, Unsecured debt and Secured debt discussed above.

INFLATION AND OTHER ECONOMIC CONSIDERATIONS
Most of the Company’s leases include scheduled rent increases.  Additionally, most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors.  In the event inflation or other factors cause increases in the Company’s general and administrative expenses or the level of interest rates, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations.

EastGroup’s financial results are affected by general economic conditions in the markets in which the Company’s properties are located.  The state of the economy, or other adverse changes in general or local economic conditions resulting from the ongoing COVID-19 pandemic or general economic conditions, could result in the inability of some of the Company’s existing tenants to make lease payments and may therefore increase the reserves for uncollectible rent.  It may also impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space.  In addition, an economic downturn or recession, including but not limited to the ongoing COVID-19 pandemic, could also lead to an increase in overall vacancy rates or a decline in rents the Company can charge to re-lease properties upon expiration of current leases.  In all of these cases, EastGroup’s cash flows would be adversely affected.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 14 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of March 31, 2020.

	April – December 2020	2021	2022		2023	2024	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	82,963	(1)	—	—	—	82,963	82,222	(2)
Weighted average interest rate	—	—	1.95%	(3)	—	—	—	1.95%
Unsecured debt - fixed rate (in thousands)	$105,000	40,000	75,000		115,000	120,000	585,000	1,040,000	1,015,963	(4)
Weighted average interest rate	3.55%	2.34%	3.03%		2.96%	3.47%	3.42%	3.32%
Secured debt - fixed rate (in thousands)	$6,822	89,562	32,770		119	122	1,802	131,197	133,081	(4)
Weighted average interest rate	4.42%	4.55%	4.09%		3.85%	3.85%	3.85%	4.42%

(1)
The variable-rate unsecured bank credit facilities mature in July 2022 and as of March 31, 2020, have balances of $70,000,000 on the $350 million unsecured bank credit facility and $12,963,000 on the $45 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of March 31, 2020.

(4)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of March 31, 2020, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 20 basis points, interest expense and cash flows would increase or decrease by approximately $162,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 4.	CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s first fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K.

Pandemics, such as COVID-19, and mitigation efforts to control the spread of such disease have impacted and are expected to continue to impact our business, and our financial condition, results of operations and cash flows could be adversely affected by factors relating to such pandemics.

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The United States, which is where EastGroup’s properties are located, is currently experiencing widespread infection, and there is uncertainty regarding how long the pandemic will impact the United States and the rest of the world. Unprecedented, extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to reduced economic activity and a surge in unemployment throughout the United States, including the markets where our properties are located. As a result, there could be a sustained period of economic slowdown, the severity of which is uncertain. Such economic slowdown, among other disruptions caused by the COVID-19 pandemic has, and may continue to, adversely impact our financial condition and results of operations and the financial condition and results of operations of our tenants.

Our ability to lease our properties and collect rental revenues and expense reimbursements is dependent upon national, regional and local economic conditions. The potential inability to renew leases, lease vacant space or re-lease space as leases expire on favorable terms, or at all, could cause a decline in our receipt of rental payments. We have been in communication with a portion of our customer base regarding the COVID-19 pandemic, and we have received rent relief requests from a number of our customers. We may or may not grant the requested relief to these customers. Granting rent relief could adversely affect our financial conditions, results of operations and cash flows.
Some of our customers are experiencing a deterioration in their financial position, results of operations and cash flows; as a result, they may not be able to pay their rent and expense reimbursements, which could adversely affect our financial condition, results of operations and cash flows.

Federal, state and local government restrictions associated with the mitigation efforts to prevent the spread of COVID-19 could prevent our customers from accessing their leased space and operating their businesses; such restrictions could also impact our ability to operate our business, which may cause the business and operating results to decline or impact our ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines. Such restrictions could also inhibit our ability to lease vacant space in our operating portfolio and our development and value-add program. In addition, government restrictions could prevent construction of tenant improvements and development projects, which could delay construction completion and lease commencement dates. In each case, we may experience an adverse impact on our financial condition and results of operations.
The economic uncertainty surrounding the COVID-19 pandemic is causing disruption and instability in the financial markets and may impact our ability to raise capital from debt and equity markets on favorable terms or at all.
The health and well-being of our customers, employees, directors and other stakeholders is of great importance to us. We are striving to accommodate flexible working arrangements to ensure the health and safety of our team, while continuing to perform our job duties and provide services to our customers and other stakeholders. There are risks associated with remote working arrangements, including, but not limited to, risks related to cyber-security. We are monitoring and adhering to federal, state and local government guidelines regarding our work arrangements with the goal of preventing the spread of COVID-19 to our workforce, our customers and our communities. There are risks and uncertainties related to the health of our employees and directors; any potential deterioration of the health of key personnel could impact our business operations.

The ongoing COVID-19 pandemic and the current economic, financial and capital markets environment present material risks and uncertainties for us. However, the rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 pandemic in the United States. To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operation and cash flows, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/20 thru 01/31/20	23,876	(1)	$132.37	—	—
02/01/20 thru 02/29/20	10,087	(1)	141.63	—	—
03/01/20 thru 03/31/20	—		—	—	—
Total	33,963		$135.12	—

(1)
As permitted under the Company’s equity compensation plans, these shares were withheld by the Company to satisfy the tax withholding obligations for those employees who elected this option in connection with the vesting of shares of restricted stock.

ITEM 6.	EXHIBITS.

Exhibits
The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020:

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (filed herewith).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (furnished herewith).
101.1.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.5.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 4, 2020

EASTGROUP PROPERTIES, INC.

/s/ BRUCE CORKERN
Bruce Corkern
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer