Form 10-Q
period 2020-06-30
EASTGROUP PROPERTIES INC
filed 2020-07-29
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of July 28, 2020 was 39,332,993.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2020

PART I.  FINANCIAL INFORMATION.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Real estate properties	$2,986,046	2,844,567
Development and value-add properties	405,260	419,999
	3,391,306	3,264,566
Less accumulated depreciation	(916,656)	(871,139)
	2,474,650	2,393,427
Unconsolidated investment	7,322	7,805
Cash	104	224
Other assets	140,442	144,622
TOTAL ASSETS	$2,622,518	2,546,078

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities	$65,977	111,394
Unsecured debt	1,037,854	938,115
Secured debt	128,733	133,093
Accounts payable and accrued expenses	99,965	92,024
Other liabilities	73,192	69,123
Total Liabilities	1,405,721	1,343,749

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 39,317,910 shares issued and outstanding at June 30, 2020 and 38,925,953 at December 31, 2019	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,558,322	1,514,055
Distributions in excess of earnings	(328,438)	(316,302)
Accumulated other comprehensive income (loss)	(14,807)	2,807
Total Stockholders’ Equity	1,215,081	1,200,564
Noncontrolling interest in joint ventures	1,716	1,765
Total Equity	1,216,797	1,202,329
TOTAL LIABILITIES AND EQUITY	$2,622,518	2,546,078

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUES
Income from real estate operations	$89,500	81,783	178,077	160,420
Other revenue	215	318	266	479
	89,715	82,101	178,343	160,899
EXPENSES
Expenses from real estate operations	25,351	22,922	51,180	45,224
Depreciation and amortization	28,570	27,291	56,462	51,037
General and administrative	4,025	4,506	7,306	8,350
Indirect leasing costs	166	103	274	196
	58,112	54,822	115,222	104,807
OTHER INCOME (EXPENSE)
Interest expense	(8,346)	(8,846)	(16,803)	(17,692)
Gain on sales of real estate investments	—	9,081	—	11,406
Other	230	(565)	467	(323)
NET INCOME	23,487	26,949	46,785	49,483
Net income attributable to noncontrolling interest in joint ventures	(3)	4	(4)	(1)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	23,484	26,953	46,781	49,482
Other comprehensive loss - cash flow hedges	(1,824)	(3,754)	(17,614)	(6,067)
TOTAL COMPREHENSIVE INCOME	$21,660	23,199	29,167	43,415
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.60	0.73	1.20	1.35
Weighted average shares outstanding	39,007	36,944	38,945	36,705
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.60	0.73	1.20	1.35
Weighted average shares outstanding	39,077	37,019	39,019	36,770

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

For the six months ended June 30, 2020:

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2019	$4	1,514,055	(316,302)	2,807	1,765	1,202,329
Net income	—	—	23,297	—	1	23,298
Net unrealized change in fair value of cash flow hedges	—	—	—	(15,790)	—	(15,790)
Common dividends declared – $0.75 per share	—	—	(29,366)	—	—	(29,366)
Stock-based compensation, net of forfeitures	—	1,781	—	—	—	1,781
Issuance of 105,837 shares of common stock, common stock offering, net of expenses	—	14,734	—	—	—	14,734
Withheld 33,963 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,589)	—	—	—	(4,589)
Distributions to noncontrolling interest	—	—	—	—	(34)	(34)
BALANCE, MARCH 31, 2020	4	1,525,981	(322,371)	(12,983)	1,732	1,192,363
Net income	—	—	23,484	—	3	23,487
Net unrealized change in fair value of cash flow hedges	—	—	—	(1,824)	—	(1,824)
Common dividends declared – $0.75 per share	—	—	(29,551)	—	—	(29,551)
Stock-based compensation, net of forfeitures	—	2,694	—	—	—	2,694
Issuance of 243,621 shares of common stock, common stock offering, net of expenses	—	29,647	—	—	—	29,647
Distributions to noncontrolling interest	—	—	—	—	(19)	(19)
BALANCE, JUNE 30, 2020	$4	1,558,322	(328,438)	(14,807)	1,716	1,216,797

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

For the six months ended June 30, 2019:

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$46,785	49,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,462	51,037
Stock-based compensation expense	3,421	2,960
Net gain on sales of real estate investments and non-operating real estate	—	(11,406)
Gain on casualties and involuntary conversion on real estate assets	(161)	(100)
Changes in operating assets and liabilities:
Accrued income and other assets	570	2,167
Accounts payable, accrued expenses and prepaid rent	8,460	3,792
Other	1,145	454
NET CASH PROVIDED BY OPERATING ACTIVITIES	116,682	98,387
INVESTING ACTIVITIES
Development and value-add properties	(104,863)	(115,666)
Purchases of real estate	(6,231)	(62,068)
Real estate improvements	(18,167)	(16,963)
Net proceeds from sales of real estate investments and non-operating real estate	—	18,102
Proceeds from casualties and involuntary conversion on real estate assets	242	187
Repayments on mortgage loans receivable	14	19
Changes in accrued development costs	(181)	2,061
Changes in other assets and other liabilities	(17,475)	(10,514)
NET CASH USED IN INVESTING ACTIVITIES	(146,661)	(184,842)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	318,115	377,133
Repayments on unsecured bank credit facilities	(363,787)	(376,983)
Proceeds from unsecured debt	100,000	80,000
Repayments on secured debt	(4,465)	(51,085)
Debt issuance costs	(584)	(168)
Distributions paid to stockholders (not including dividends accrued)	(59,157)	(53,161)
Proceeds from common stock offerings	44,381	113,436
Proceeds from dividend reinvestment plan	—	109
Other	(4,644)	(2,874)
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,859	86,407
DECREASE IN CASH AND CASH EQUIVALENTS	(120)	(48)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104	326
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $5,184 and $3,921 for 2020 and 2019, respectively	$16,161	16,266
Cash paid for operating lease liabilities	719	636
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$495	15,435

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

As of June 30, 2020 and December 31, 2019, EastGroup held a controlling interest in the following joint venture arrangements: (i) an 80% controlling interest in University Business Center 120; (ii) a 95% controlling interest in the Miramar land; and (iii) a 99% controlling interest in the Otay Mesa land.

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

The Company’s primary revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
	(In thousands)
Lease income — operating leases	$66,793	61,478	132,756	120,370
Variable lease income (1)	22,707	20,305	45,321	40,050
Income from real estate operations	$89,500	81,783	178,077	160,420

(1)	Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

In April 2020, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Question-and-Answer (“Q&A”)-Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic to clarify whether lease concessions related to the effects of the COVID-19 pandemic require the application of lease modification guidance under FASB Accounting Standards Codification (“ASC”) 842, Leases. Under ASC 842, an entity must determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if the lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Q&A provides a practical expedient for entities to make an election to account for certain lease concessions consistent with how those concessions would be accounted for outside of the lease modification framework. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The FASB staff provided two possible methods to account for deferral of payments with no substantive changes to the consideration in the original contract: (a) account for the concessions as if no changes to the lease contract were made and, (b) account for the deferred payments as variable lease payments. The Company has elected the practical expedient provided by the FASB staff and is accounting for lease concessions meeting the criterion as if no changes to the lease contract were made. For the three and six months ended June

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

30, 2020, the Company recognized approximately $791,000 in Income from real estate operations from lease concessions under this election.

(5)	REAL ESTATE PROPERTIES

EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States. The Company’s properties have similar economic characteristics and as a result, have been aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the periods ended June 30, 2020 and 2019, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $23,813,000 and $46,902,000 for the three and six months ended June 30, 2020, respectively, and $22,519,000 and $42,266,000 for the same periods in 2019.

The Company’s Real estate properties and Development and value-add properties at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Real estate properties:
Land	$466,832	452,698
Buildings and building improvements	2,005,565	1,907,963
Tenant and other improvements	502,116	471,909
Right of use assets — Ground leases (operating) (1)	11,533	11,997
Development and value-add properties (2)	405,260	419,999
	3,391,306	3,264,566
Less accumulated depreciation	(916,656)	(871,139)
	$2,474,650	2,393,427

(1)	See below for information regarding the Company’s right of use assets for ground leases.

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

Ground Leases
On January 1, 2019, EastGroup adopted the principles of FASB ASC 842, Leases, and its related Accounting Standards Updates (“ASUs”). In connection with the adoption, the Company recorded right of use assets for its ground leases, which are classified as operating leases, using the effective date transition option; under this option, prior years are not restated. As of January 1, 2019, the Company recorded right of use assets for its ground leases of $10,226,000. In April 2019, the Company acquired Logistics Center 6 & 7 in Dallas, which is located on land under a ground lease. The Company recorded a right of use asset of $2,679,000 in connection with this acquisition. As of June 30, 2020 and December 31, 2019, the unamortized balance of the Company’s right of use assets for its ground leases was $11,533,000 and $11,997,000, respectively. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

As of June 30, 2020, the Company operated two properties in Florida, three properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to October 2058, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. Total ground lease expenditures were $262,000 and $523,000 for the three and six months ended June 30, 2020, respectively, and $246,000 and $444,000 for the same periods in 2019. Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. These future changes in payments will be considered variable payments and will not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease term as of June 30, 2020 for the ground leases is 43 years. The following schedule indicates approximate future minimum ground lease payments for these properties by year as of June 30, 2020:

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2020 - Remainder of year	$485
2021	970
2022	970
2023	975
2024	999
Thereafter	38,916
Total minimum payments	43,315
Imputed interest (1)	(31,693)
Total ground leases	$11,622

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

Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2019 and the first six months of 2020 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2019 and 2020 acquisitions.

The FASB Codification also provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values.  Goodwill for business combinations is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  Factors considered

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Amortization expense for in-place lease intangibles was $1,372,000 and $2,706,000 for the three and six months ended June 30, 2020, respectively, and $1,341,000 and $2,332,000 for the same periods in 2019. Amortization of above and below market leases increased rental income by $372,000 and $746,000 for the three and six months ended June 30, 2020, respectively, and $284,000, and $476,000 for the same periods in 2019.

During the six months ended June 30, 2020, the Company acquired one operating property, Wells Point One in Austin. The total cost for the property acquired by the Company was $6,231,000, of which $5,811,000 was allocated to Real estate properties. EastGroup allocated $907,000 of the total purchase price to land using third party land valuations for the Austin market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 17 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $438,000 to in-place lease intangibles and $2,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets) and $20,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three and six month periods ended June 30, 2020 and 2019.

(8)	REAL ESTATE SOLD AND HELD FOR SALE/DISCONTINUED OPERATIONS

The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of June 30, 2020 and December 31, 2019.

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

The Company had no sales during the six months ended June 30, 2020.

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

Of the above-mentioned 2019 transactions, World Houston 5 and Altamonte Commerce Center were sold during the six months ended June 30, 2019. The properties, which together contain 237,000 square feet and are located in Houston and Orlando, respectively, were sold for an aggregate of $18.7 million, and the Company recognized gains on the sales of $11.4 million during the six months ended June 30, 2019. The sale of Altamonte Commerce Center closed during the three months ended June 30, 2019, resulting in a gain on sale of $9.1 million being recognized in the second quarter of 2019.

The results of operations and gains on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains on sales of operating properties are included in Gain on sales of real estate investments, and the gains on sales of land are included in Other.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	OTHER ASSETS

A summary of the Company’s Other assets follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Leasing costs (principally commissions)	$93,513	89,191
Accumulated amortization of leasing costs	(37,641)	(34,963)
Leasing costs (principally commissions), net of accumulated amortization	55,872	54,228

Acquired in-place lease intangibles	27,883	28,834
Accumulated amortization of acquired in-place lease intangibles	(13,236)	(11,918)
Acquired in-place lease intangibles, net of accumulated amortization	14,647	16,916

Acquired above market lease intangibles	1,723	1,721
Accumulated amortization of acquired above market lease intangibles	(1,118)	(1,007)
Acquired above market lease intangibles, net of accumulated amortization	605	714

Straight-line rents receivable	42,291	40,369
Accounts receivable	4,811	5,581
Mortgage loans receivable	1,665	1,679
Interest rate swap assets	—	3,485
Right of use assets — Office leases (operating)	2,375	2,115
Goodwill	990	990
Prepaid expenses and other assets	17,186	18,545
Total Other assets	$140,442	144,622

(10)	DEBT

The Company’s debt is detailed below. EastGroup presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets.

	June 30, 2020	December 31, 2019
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$67,038	112,710
Unamortized debt issuance costs	(1,061)	(1,316)
Unsecured bank credit facilities	65,977	111,394

Unsecured debt - fixed rate, carrying amount (1)	1,040,000	940,000
Unamortized debt issuance costs	(2,146)	(1,885)
Unsecured debt	1,037,854	938,115

Secured debt - fixed rate, carrying amount (1)	128,947	133,422
Unamortized debt issuance costs	(214)	(329)
Secured debt	128,733	133,093

Total debt	$1,232,564	1,182,602

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has a $350 million unsecured bank credit facility with a group of nine banks; the facility has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of June 30, 2020, the Company had $45,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 1.184%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company also has a $45 million unsecured bank credit facility with a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of June 30, 2020, the interest rate was 1.162% on a balance of $22,038,000.

In March 2020, the Company closed a $100 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (1.45% as of June 30, 2020) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.39%.

Scheduled principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), as of June 30, 2020, are as follows:

Years Ending December 31,	(In thousands)
2020 - Remainder of year	$109,572
2021	129,562
2022	107,770
2023	115,119
2024	120,122
2025 and beyond	586,802
Total	$1,168,947

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Property taxes payable	$27,904	2,696
Development costs payable	11,585	11,766
Real estate improvements and capitalized leasing costs payable	4,864	4,636
Interest payable	6,331	6,370
Dividends payable	30,474	30,714
Book overdraft (1)	13,157	25,771
Other payables and accrued expenses	5,650	10,071
Total Accounts payable and accrued expenses	$99,965	92,024

(1)
Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit.

(12)	OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Security deposits	$21,175	20,351
Prepaid rent and other deferred income	13,242	13,855
Operating lease liabilities — Ground leases	11,622	12,048
Operating lease liabilities — Office leases	2,407	2,141

Acquired below-market lease intangibles	8,637	8,616
Accumulated amortization of below-market lease intangibles	(5,351)	(4,494)
Acquired below-market lease intangibles, net of accumulated amortization	3,286	4,122

Interest rate swap liabilities	14,807	678
Prepaid tenant improvement reimbursements	1,003	56
Other liabilities	5,650	15,872
Total Other liabilities	$73,192	69,123

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13)	COMPREHENSIVE INCOME

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(12,983)	4,388	2,807	6,701
Change in fair value of interest rate swaps - cash flow hedges	(1,824)	(3,754)	(17,614)	(6,067)
Balance at end of period	$(14,807)	634	(14,807)	634

(14)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of June 30, 2020, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Other comprehensive income (loss) and is subsequently reclassified into earnings through interest expense as interest payments are made in the period that the hedged forecasted transaction affects earnings.

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company’s variable-rate debt. The Company estimates that an additional $4,902,000 will be reclassified from Other comprehensive income (loss) as an increase to Interest expense over the next twelve months.

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

As of June 30, 2020 and December 31, 2019, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of June 30, 2020	Notional Amount as of December 31, 2019
	(In thousands)
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of June 30, 2020		Derivatives As of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$—	Other assets	$3,485
Interest rate swap liabilities	Other liabilities	14,807	Other liabilities	678

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive loss on derivatives	$(2,869)	(3,104)	(18,572)	(4,748)
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	1,045	(650)	958	(1,319)

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the indebtedness has not been accelerated by the lender. As of June 30, 2020, the fair value of derivatives in a net liability position related to these agreements was $14,807,000.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$23,484	26,953	46,781	49,482
Denominator – weighted average shares outstanding	39,007	36,944	38,945	36,705
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$23,484	26,953	46,781	49,482
Denominator:
Weighted average shares outstanding	39,007	36,944	38,945	36,705
Unvested restricted stock	70	75	74	65
Total Shares	39,077	37,019	39,019	36,770

(16)	STOCK-BASED COMPENSATION

EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,893,000 and $3,672,000 for the three and six months ended June 30, 2020, of which $499,000 and $1,054,000 were capitalized as part of the Company’s development costs. For the three and six months ended June 30, 2019, stock-based compensation cost for employees was $1,569,000 and $3,013,000, respectively, of which $396,000 and $777,000 were capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $801,000 and $803,000 for the three and six months ended June 30, 2020, respectively, and $722,000 and $724,000 for the same periods of 2019.

In the second quarter of 2017, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved a long-term equity compensation plan for certain of its executive officers that included three components based on total shareholder return and one component based only on continued service as of the vesting dates.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The component of the long-term equity compensation plan based on total shareholder return is subject to bright-line tests that will compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The plan will measure the bright-line tests over the three-year period ending December 31, 2020. During the first quarter of 2021, the Committee will measure the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of June 1, 2018.  The number of shares to be earned on the measurement date could range from zero to 27,087.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2021 and 25% on January 1, 2022. On the grant date of June 1, 2018, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The component of the long-term equity compensation plan based on total shareholder return is subject to bright-line tests that will compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The plan will measure the bright-line tests over the three-year period ending December 31, 2021. During the first quarter of 2022, the Committee will measure the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of March 7, 2019.  The aggregate number of shares to be earned on the measurement date could range from zero to 33,442.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2022 and 25% on January 1, 2023. On the grant date of March 7, 2019, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

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

The component of the long-term equity compensation plan based on total shareholder return is subject to bright-line tests that will compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The plan will measure the bright-line tests over the three-year period ending December 31, 2022. During the first quarter of 2023, the Committee will measure the Company’s performance for the three-year period against bright-line tests established

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

by the Committee on the grant date of March 6, 2020.  The aggregate number of shares to be earned on the measurement date could range from zero to 25,261.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2023 and 25% on January 1, 2024. On the grant date of March 6, 2020, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

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

During the second quarter of 2020, 12,300 shares were granted to certain non-executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $105.30, will vest 20% on January 1 in years 2021, 2022, 2023, 2024 and 2025. The shares are being expensed on a straight-line basis over the remaining service period.

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

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the six months ended June 30, 2020, the Company withheld 33,963 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the six months ended June 30, 2020, was $10,864,000.

	Three Months Ended		Six Months Ended
Award Activity:	June 30, 2020		June 30, 2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	107,271	$99.93	131,024	$82.79
Granted (1) (2)	12,300	105.30	69,446	101.19
Forfeited	—	—	(440)	112.14
Vested	—	—	(80,459)	72.23
Unvested at end of period	119,571	$100.48	119,571	$100.48

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
goals at the end of the open performance periods, the number of shares earned could range from zero to 109,884.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$104	104	224	224
Mortgage loans receivable	1,665	1,679	1,679	1,703
Interest rate swap assets	—	—	3,485	3,485
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	67,038	66,252	112,710	113,174
Unsecured debt (2)	1,040,000	1,048,246	940,000	959,177
Secured debt (2)	128,947	130,638	133,422	136,107
Interest rate swap liabilities	14,807	14,807	678	678
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

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The United States, which is where EastGroup’s properties are located, is currently experiencing widespread infection, and there is uncertainty regarding how long the pandemic will impact the United States and the rest of the world. Unprecedented, extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to, and may continue to lead to, reduced economic activity and a surge in unemployment throughout the United States, including the markets where the Company’s properties are located. As a result, there has been, and may continue to be, a period of economic slowdown, the severity of which is uncertain.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Such economic slowdown, among other disruptions caused by the COVID-19 pandemic may adversely impact EastGroup’s financial condition and results of operations and the financial condition and results of operations of the Company’s tenants.

EastGroup’s ability to lease its properties and collect rental revenues and expense reimbursements is dependent upon national, regional and local economic conditions. The potential inability to renew leases, lease vacant space or re-lease space as leases expire on favorable terms, or at all, could cause a decline in the Company’s receipt of rental payments. The Company has been in communication with a portion of its customer base regarding rent relief requests and has executed rent deferral agreements totaling $1.5 million, including approximately $900,000 that was applicable to periods through June 30, 2020 and approximately $600,000 for future periods. The majority of these deferral agreements ($1.2 million of the $1.5 million) qualify under modified COVID-19-related guidance provided by the FASB for rent charges to be recognized as rental income in the charge periods under the original terms of the leases. These requests are being handled on a case-by-case basis, and the Company’s responses are largely dependent on its understanding of the financial strength of the customer, the operational and earnings impacts being experienced by the customer, and the customer’s ability or inability to obtain capital through debt or equity issuances, government assistance programs or by other means.
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

As previously reported in the Company’s annual reports on Form 10-K for the years ended December 31, 2019 and 2018, and the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2019 and March 31, 2020, the Company had been involved in pending litigation related to an action against the Company and certain of its officers in connection with the Company’s November 2016 purchase of a land parcel, alleging breach of contract and other claims in law and in equity. The Company asserted numerous affirmative defenses. In an effort to resolve the litigation, EastGroup made an initial settlement offer for $497,000, which was reserved in the Company’s financial statements as of December 31, 2018 and March 31, 2019. During the three months ended June 30, 2019, the parties came to a mediated resolution of the matter; losses related to the matter are included in Other on the Consolidated Statements of Income and Comprehensive Income. As of June 30, 2019, the matter was resolved. Even though the matter was settled, the case was dismissed, and releases exchanged among all

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

parties, the Plaintiff filed an appeal of the order in the Florida Court of Appeal compelling him to comply with the settlement. The Court has since dismissed the appeal. All monies due under the settlement have been paid to the Plaintiff’s lawyers and were accounted for as stated above.

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

(21)	SUBSEQUENT EVENTS

On July 14, 2020, the Company and a group of lenders agreed to terms on the private placement of $175 million of senior unsecured notes. The $100 million note has a 10-year term and a fixed interest rate of 2.61%, and the $75 million note has a 12-year term and a fixed interest rate of 2.71%. The notes, which require interest-only payments, are expected to close during the fourth quarter of 2020. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Subsequent to June 30, 2020, the Company issued and sold 14,149 shares of common stock under its continuous common equity offering program, providing gross proceeds to the Company of $1,729,000.

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

•
financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest, debt terms that have been agreed upon but have not yet closed may not close as expected or at all, and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	the competitive environment in which the Company operates;

•	fluctuations of occupancy or rental rates;

•
potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants, or our ability to lease space at current or anticipated rents, particularly in light of the significant uncertainty as to when and the conditions under which current or potential tenants will be able to operate physical locations in the future;

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

•	credit risk in the event of non-performance by the counterparties to our interest rate swaps;

•	lack of or insufficient amounts of insurance;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	our ability to retain key personnel;

•	the consequences of future terrorist attacks or civil unrest; and

•	environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

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

During the three months ended June 30, 2020, the United States experienced significant health, social and economic impacts from COVID-19. EastGroup’s operations, occupancy and rent collections remained stable during this period. As of July 28, 2020, the Company has received rent relief requests, primarily in the form of payment deferral requests, from approximately 29% of its customers. To date, approximately 14% of these requests have been granted some form of relief, which represents approximately 4% of the Company’s customers on a square foot basis. The Company has executed rent deferral agreements totaling $1.5 million, which represents approximately 0.4% of the Company’s estimated 2020 revenue. The deferrals include approximately $900,000 that was applicable to periods through June 30, 2020 and approximately $600,000 for future periods. Under modified COVID-19-related guidance provided by the Financial Accounting Standards Board, rent charges for the majority of these deferral agreements ($1.2 million of the $1.5 million) qualify to be recognized as rental income in the charge periods under the original terms of the leases. These requests are being handled on a case-by-case basis, and the Company’s responses are largely dependent on its understanding of the financial strength of the customer, the operational and earnings impacts being experienced by the customer, and the customer’s ability or inability to obtain capital through debt or equity issuances, government assistance programs or by other means. As of July 28, 2020, rent payment deferrals and other forms of rent relief have not been material; the Company is continuing to actively monitor the evolving situation and its impact on the Company’s cash flows and operations.

As of July 28, 2020, the Company’s rent collection and rent payment deferral status was as follows:

Month in Year 2020 (1)	% of Rent Collected	% of Rent Deferred to Future Period	% of Rent Uncollected With No Deferral Agreement

March	99.7%	—%	0.3%
April	99.0%	0.5%	0.5%
May	98.1%	0.9%	1.0%
June	97.5%	1.2%	1.3%
July (2)	95.9%	0.9%	3.2%
(1) Customer payments are received daily. The collection information presented is current through July 28, 2020, and the Company anticipates continuing to receive payments which will increase the % of Rent Collected.
(2) To date, rental payments received for July rent charges are slightly higher than the June rental payments that had been received as of the same time of the applicable month, June 28, 2020.

We believe EastGroup’s financial condition and balance sheet remain strong. As of June 30, 2020, the outstanding balance on the Company’s $395 million unsecured revolving credit facilities was $67 million, providing $328 million of available capacity. EastGroup has not drawn amounts on its unsecured revolving credit facilities, except for general corporate purposes in the ordinary course of business. The Company is in compliance with its debt covenants and anticipates remaining in compliance during the foreseeable future. The Company’s recent debt and equity activity is described under Liquidity and Capital Resources.

As of July 28, 2020, the Company’s lease expirations for the remainder of 2020 represent 4.7% of its total operating portfolio square footage. The Company anticipates a decline in occupancy during the remainder of 2020. EastGroup’s ability or inability to continue leasing space will impact its occupancy for the remainder of the year.

The Company has been continuing construction on already-active development and value-add projects. During the second quarter of 2020, EastGroup did not begin construction on any new development projects. During the third quarter of 2020, the Company does not anticipate starting construction on any new speculative development projects. Management will continue to monitor the economic conditions of the Company’s markets to determine whether to begin construction on future development projects.

The future impacts of COVID-19 on the Company are largely dependent on the severity and duration of the economic uncertainty and its effect on EastGroup’s customers and cannot be predicted with certainty at this time.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the three months ended June 30, 2020, EastGroup issued 243,621 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $29.7 million. During the six months ended June 30, 2020, EastGroup issued 349,458 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $44.4 million. Also during the six months ended June 30, 2020, the Company closed a $100 million senior unsecured term loan. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During the six months ended June 30, 2020, EastGroup executed new and renewal leases on 4,187,000 square feet (9.8% of EastGroup’s total square footage of 42,586,000). For new and renewal leases signed during first six months of 2020, average rental rates increased by 20.1% as compared to the former leases on the same spaces.

Property Net Operating Income ("PNOI") Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2019 through June 30, 2020), increased
2.1% for the six months ended June 30, 2020 as compared to the same period in 2019.

EastGroup’s portfolio was 97.5% leased and 97.0% occupied as of June 30, 2020, compared to 97.5% and 96.5%, respectively, at June 30, 2019.  As of July 28, 2020, the portfolio was 97.6% leased and 96.8% occupied. Leases scheduled to expire for the remainder of 2020 were 5.5% of the portfolio on a square foot basis at June 30, 2020, and this percentage was reduced to 4.7% as of July 28, 2020.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the six months ended June 30, 2020, EastGroup acquired 128.2 acres of development land in Dallas and Orlando for $22.3 million. During the same period, the Company began construction of two development projects containing 274,000 square feet in Miami and Fort Myers.  EastGroup also transferred ten development projects and value-add acquisitions (1,265,000 square feet) in Dallas, Austin, Houston, San Antonio, Charlotte, Orlando and Fort Myers from its development and value-add program to real estate properties, with costs of $117.4 million at the date of transfer.  As of June 30, 2020, EastGroup’s development and value-add program consisted of 20 projects (3,097,000 square feet) located in 12 cities.  The projected total investment for the development and value-add projects, which were collectively 30% leased as of July 28, 2020, is $334 million, of which $44 million remained to be invested as of June 30, 2020.

During the six months ended June 30, 2020, EastGroup acquired a 50,000 square foot operating property in Austin for $6.2 million.

The Company made no property sales during the six months ended June 30, 2020.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and six months ended June 30, 2020, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2019 through June 30, 2020. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis. The Company believes it is useful to evaluate Same PNOI Excluding Income from Lease Terminations on both a straight-line and cash basis. The straight-line basis is calculated by averaging the customers’ rent payments over the lives of the leases; GAAP requires the recognition of rental income on the straight-line basis. The cash basis excludes adjustments for straight-line rent and amortization of market rent intangibles for acquired leases; the cash basis is an indicator of the rents charged to customers by the Company during the periods presented and is useful in analyzing the embedded rent growth in the Company’s portfolio.

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

PNOI was calculated as follows for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Income from real estate operations	$89,500	81,783	178,077	160,420
Expenses from real estate operations	(25,351)	(22,922)	(51,180)	(45,224)
Noncontrolling interest in PNOI of consolidated joint ventures	(41)	(42)	(84)	(94)
PNOI from 50% owned unconsolidated investment	243	244	486	488
PROPERTY NET OPERATING INCOME (“PNOI”)	$64,351	59,063	127,299	115,590

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
NET INCOME	$23,487	26,949	46,785	49,483
Gain on sales of real estate investments	—	(9,081)	—	(11,406)
Net loss on other	—	808	—	808
Interest income	(21)	(34)	(50)	(67)
Other revenue	(215)	(318)	(266)	(479)
Indirect leasing costs	166	103	274	196
Depreciation and amortization	28,570	27,291	56,462	51,037
Company’s share of depreciation from unconsolidated investment	34	35	69	70
Interest expense	8,346	8,846	16,803	17,692
General and administrative expense	4,025	4,506	7,306	8,350
Noncontrolling interest in PNOI of consolidated joint ventures	(41)	(42)	(84)	(94)
PROPERTY NET OPERATING INCOME (“PNOI”)	64,351	59,063	127,299	115,590
PNOI from 2019 and 2020 Acquisitions	(2,177)	(410)	(4,214)	(410)
PNOI from 2019 and 2020 Development and Value-Add Properties	(5,582)	(1,755)	(10,227)	(2,035)
PNOI from 2019 Operating Property Dispositions	—	(1,004)	—	(2,192)
Other PNOI	17	79	105	126
SAME PNOI	56,609	55,973	112,963	111,079
Net lease termination fee income from same properties	(25)	(766)	(469)	(906)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$56,584	55,207	112,494	110,173

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$23,484	26,953	46,781	49,482
Depreciation and amortization	28,570	27,291	56,462	51,037
Company’s share of depreciation from unconsolidated investment	34	35	69	70
Depreciation and amortization from noncontrolling interest	(37)	(46)	(79)	(93)
Gain on sales of real estate investments	—	(9,081)	—	(11,406)
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$52,051	45,152	103,233	89,090
Net income attributable to common stockholders per diluted share	$0.60	0.73	1.20	1.35
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$1.33	1.22	2.65	2.42
Diluted shares for earnings per share and funds from operations	39,077	37,019	39,019	36,770

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•
The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO for the three months ended June 30, 2020 was $1.33 per share compared to $1.22 per share for the same period of 2019, an increase of 9.0%. For the six months ended June 30, 2020, FFO was $2.65 per share compared with $2.42 per share for the same period of 2019, an increase of 9.5%.

•
For the three months ended June 30, 2020, PNOI increased by $5,288,000, or 9.0%, compared to the same period in 2019. PNOI increased $3,827,000 from newly developed and value-add properties, $1,767,000 from 2019 and 2020 acquisitions and $636,000 from same property operations; PNOI decreased $1,004,000 from operating properties sold in 2019.

For the six months ended June 30, 2020, PNOI increased by $11,709,000, or 10.1%, compared to the same period in 2019. PNOI increased $8,192,000 from newly developed and value-add properties, $3,804,000 from 2019 and 2020 acquisitions and $1,884,000 from same property operations; PNOI decreased $2,192,000 due to operating properties sold in 2019.

•
The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through June 30, 2020). Same PNOI, excluding income from lease terminations, increased 2.5% and 2.1% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019.

•
Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through June 30, 2020). Same property average occupancy was 96.8% for the three months ended June 30, 2020, compared to 96.6% for the same period of 2019. Same property average occupancy was 96.9% for the six months ended June 30, 2020, compared to 96.7% for the same period of 2019.

•
Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2020, was 97.0%.  Quarter-end occupancy ranged from 96.5% to 97.4% over the previous four quarters ended June 30, 2019 to March 31, 2020.

•
Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.0% of total square footage) averaged 13.8% for the three months ended June 30, 2020. For the six months ended June 30, 2020, rental rate increases on new and renewal leases (9.8% of total square footage) averaged 20.1%.

•
Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and six months ended June 30, 2020 was $25,000 and $469,000, respectively, compared to $845,000 and $985,000 for the same periods of 2019.

•
The Company recorded reserves for uncollectible rent of $725,000 and $1,220,000 for the three and six months ended June 30, 2020, respectively, compared to $184,000 and $313,000 for the same periods of 2019. The Company’s accounting policy for recording reserves for uncollectible rent involves evaluating accounts receivable on a tenant-by-tenant basis for potential uncollectible rent. The Company followed its normal process for recording reserves for uncollectible rent during the three and six months ended June 30, 2020; the Company deemed certain tenant balances as uncollectible either due to the ongoing uncertainty related to the COVID-19 pandemic or other factors specific to the circumstances for individual tenants. The Company intends to continue evaluating tenant accounts receivable in the same manner in future periods; the extent of future reserves for uncollectible rent will be largely dependent on the fluid economic situation related to COVID-19, among other factors.

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

FINANCIAL CONDITION
EastGroup’s Total Assets were $2,622,518,000 at June 30, 2020, an increase of $76,440,000 from December 31, 2019.  Total Liabilities increased $61,972,000 to $1,405,721,000, and Total Equity increased $14,468,000 to $1,216,797,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real Estate Properties
Real estate properties increased $141,479,000 during the six months ended June 30, 2020, primarily due to: (i) the transfer of ten projects from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (ii) capital improvements at the Company’s properties; and (iii) an operating property acquisition.

During the six months ended June 30, 2020, the Company made capital improvements of $14,200,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $2,208,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During the six months ended June 30, 2020, the Company acquired one operating property, Wells Point One in Austin. The total cost for the property acquired by the Company was $6,231,000, of which $5,811,000 was allocated to Real estate properties. EastGroup allocated $907,000 of the total purchase price to land using third party land valuations for the Austin market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 17 in the Notes to Consolidated Financial Statements for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $438,000 to in-place lease intangibles and $2,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets) and $20,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

The Company made no property sales during the six months ended June 30, 2020.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at June 30, 2020 consisted of projects in lease-up and under construction of $290,347,000 and prospective development (primarily land) of $114,913,000.  The Company’s total investment in Development and value-add properties at June 30, 2020 was $405,260,000 compared to $419,999,000 at December 31, 2019.  EastGroup transferred ten development and value-add projects to Real estate properties with a total investment of $117,394,000 as of the date of transfer. Total capital invested for development during the first six months of 2020 was $104,863,000, which consisted of costs of $95,361,000 and $7,294,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $2,208,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,761,000 and $3,605,000 for the three and six months ended June 30, 2020, respectively, compared to $1,416,000 and $2,987,000 for the same periods of 2019.

During the six months ended June 30, 2020, the Company acquired 128.2 acres of development land in Dallas and Orlando for $22,253,000. Costs associated with these acquisitions are included in the Development and Value-Add Properties Activity table.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2020 (1)	For the Six Months Ended 6/30/2020	Cumulative as of 6/30/2020	Projected Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Parc North 6, Dallas, TX	96,000	$—	2,451	10,741	11,300	07/20
SunCoast 6, Ft. Myers, FL	81,000	—	623	8,557	9,200	07/20
Arlington Tech Centre 1 & 2, Dallas, TX (2)	151,000	—	667	13,944	15,100	08/20
Gateway 5, Miami, FL	187,000	—	1,843	24,948	26,100	08/20
Steele Creek IX, Charlotte, NC	125,000	—	1,861	10,981	11,400	08/20
Grand Oaks 75 2, Tampa, FL (2)	150,000	—	550	13,665	15,100	09/20
Southwest Commerce Center, Las Vegas, NV (2)	196,000	—	1,460	28,073	30,100	10/20
Rocky Point 2, San Diego, CA (2)	109,000	—	504	19,779	20,600	12/20
Gilbert Crossroads A & B, Phoenix, AZ	140,000	—	2,171	16,121	16,900	01/21
World Houston 44, Houston, TX	134,000	—	2,681	7,471	9,100	05/21
Gateway 4, Miami, FL	197,000	14,895	6,435	21,330	23,800	06/21
Hurricane Shoals 3, Atlanta, GA	101,000	—	1,546	8,175	8,800	06/21
Interstate Commons 2, Phoenix, AZ (2)	142,000	—	2,041	11,923	12,100	06/21
Tri-County Crossing 3 & 4, San Antonio, TX	203,000	—	3,416	12,114	14,700	06/21
Total Lease-Up	2,012,000	14,895	28,249	207,822	224,300
UNDER CONSTRUCTION
CreekView 121 7 & 8, Dallas, TX	137,000	—	6,584	13,383	16,300	08/21
Northwest Crossing 1-3, Houston, TX	278,000	—	9,084	20,619	25,700	08/21
Ridgeview 1 & 2, San Antonio, TX	226,000	—	7,239	13,770	18,500	08/21
Settlers Crossing 3 & 4, Austin, TX	173,000	—	6,387	14,476	18,400	08/21
LakePort 1-3, Dallas, TX	194,000	—	6,926	14,988	22,500	10/21
SunCoast 7, Ft. Myers, FL	77,000	3,232	2,057	5,289	8,400	10/21
Total Under Construction	1,085,000	3,232	38,277	82,525	109,800
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	178,000	—	546	4,919
Ft. Myers, FL	252,000	(3,232)	—	4,271
Miami, FL	266,000	(14,895)	443	19,733
Orlando, FL	1,488,000	—	22,100	23,175
Tampa, FL	349,000	—	187	5,988
Jackson, MS	28,000	—	—	706
Charlotte, NC	475,000	—	169	7,496
Dallas, TX	1,074,000	—	4,446	24,034
Houston, TX	1,223,000	—	634	20,082
San Antonio, TX	373,000	—	310	4,509
Total Prospective Development	5,706,000	(18,127)	28,835	114,913
	8,803,000	$—	95,361	405,260
DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2020	Building Size (Square feet)					Building Conversion Date
Logistics Center 6 & 7, Dallas, TX (2)	142,000	$—	19	15,754		01/20
Settlers Crossing 1, Austin, TX	77,000	—	—	9,259		01/20
Settlers Crossing 2, Austin, TX	83,000	—	—	8,475		01/20
Parc North 5, Dallas, TX	100,000	—	20	8,709		02/20
Airport Commerce Center 3, Charlotte, NC	96,000	—	335	8,891		03/20
Horizon VIII & IX, Orlando, FL	216,000	—	887	17,488		04/20
Ten West Crossing 8, Houston, TX	132,000	—	67	9,831		04/20
Tri-County Crossing 1 & 2, San Antonio, TX	203,000	—	189	15,575		04/20
SunCoast 8, Ft. Myers, FL	77,000	—	3,665	8,149		05/20
CreekView 121 5 & 6, Dallas, TX	139,000	—	2,112	15,263		06/20
Total Transferred to Real Estate Properties	1,265,000	$—	7,294	117,394	(3)

Footnotes for this table are on the following page.

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents value-add properties acquired by EastGroup.
(3) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $45,517,000 during the six months ended June 30, 2020, primarily due to depreciation expense.

Other Assets
Other assets decreased $4,180,000 during the six months ended June 30, 2020.  A summary of Other assets follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Leasing costs (principally commissions)	$93,513	89,191
Accumulated amortization of leasing costs	(37,641)	(34,963)
Leasing costs (principally commissions), net of accumulated amortization	55,872	54,228

Acquired in-place lease intangibles	27,883	28,834
Accumulated amortization of acquired in-place lease intangibles	(13,236)	(11,918)
Acquired in-place lease intangibles, net of accumulated amortization	14,647	16,916

Acquired above market lease intangibles	1,723	1,721
Accumulated amortization of acquired above market lease intangibles	(1,118)	(1,007)
Acquired above market lease intangibles, net of accumulated amortization	605	714

Straight-line rents receivable	42,291	40,369
Accounts receivable	4,811	5,581
Mortgage loans receivable	1,665	1,679
Interest rate swap assets	—	3,485
Right of use assets — Office leases (operating)	2,375	2,115
Goodwill	990	990
Prepaid expenses and other assets	17,186	18,545
Total Other assets	$140,442	144,622

Liabilities
Unsecured bank credit facilities decreased $45,417,000 during the six months ended June 30, 2020, mainly due to repayments of $363,787,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $318,115,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $99,739,000 during the six months ended June 30, 2020, primarily due to the closing of a $100 million senior unsecured term loan in March and the amortization of debt issuance costs, partially offset by new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt are described in greater detail under Liquidity and Capital Resources.

Secured debt decreased $4,360,000 during the six months ended June 30, 2020.  The decrease resulted from regularly scheduled principal payments of $4,465,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses increased $7,941,000 during the six months ended June 30, 2020.  A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Property taxes payable	$27,904	2,696
Development costs payable	11,585	11,766
Real estate improvements and capitalized leasing costs payable	4,864	4,636
Interest payable	6,331	6,370
Dividends payable	30,474	30,714
Book overdraft (1)	13,157	25,771
Other payables and accrued expenses	5,650	10,071
Total Accounts payable and accrued expenses	$99,965	92,024

(1)
Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit.

Other liabilities increased $4,069,000 during the six months ended June 30, 2020.  A summary of the Company’s Other liabilities follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Security deposits	$21,175	20,351
Prepaid rent and other deferred income	13,242	13,855
Operating lease liabilities — Ground leases	11,622	12,048
Operating lease liabilities — Office leases	2,407	2,141

Acquired below-market lease intangibles	8,637	8,616
Accumulated amortization of below-market lease intangibles	(5,351)	(4,494)
Acquired below-market lease intangibles, net of accumulated amortization	3,286	4,122

Interest rate swap liabilities	14,807	678
Prepaid tenant improvement reimbursements	1,003	56
Other liabilities	5,650	15,872
Total Other liabilities	$73,192	69,123

Equity
Additional paid-in capital increased $44,267,000 during the six months ended June 30, 2020, primarily due to the issuance of common stock under the Company’s continuous common equity offering program (as discussed in Liquidity and Capital Resources) and activity related to stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the six months ended June 30, 2020, EastGroup issued 349,458 shares of common stock under its continuous common equity offering program with net proceeds to the Company of $44,381,000.

For the six months ended June 30, 2020, Distributions in excess of earnings increased $12,136,000 as a result of dividends on common stock of $58,917,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $46,781,000.

Accumulated other comprehensive income (loss) decreased $17,614,000 during the six months ended June 30, 2020. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Note 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2020 was $23,484,000 ($0.60 per basic and diluted share) and $46,781,000 ($1.20 per basic and diluted share), respectively, compared to $26,953,000 ($0.73 per basic and diluted share) and $49,482,000 ($1.35 per basic and diluted share) for the same periods in 2019. The following paragraphs explain the change:

•
PNOI increased by $5,288,000 ($0.14 per diluted share), or 9.0%, for the three months ended June 30, 2020, as compared to the same period of 2019. PNOI increased $3,827,000 from newly developed and value-add properties, $1,767,000 from 2019 and 2020 acquisitions and $636,000 from same property operations; PNOI decreased $1,004,000 from operating properties sold in 2019. Lease termination fee income was $25,000 and $845,000 for the three month periods ended June 30, 2020 and 2019, respectively. The Company recorded reserves for uncollectible rent of $725,000 and $184,000 during the three months ended June 30, 2020 and 2019, respectively. Straight-lining of rent increased Income from real estate operations by $1,540,000 and $1,821,000 for the three months ended June 30, 2020 and 2019, respectively.

PNOI increased by $11,709,000 ($0.30 per diluted share), or 10.1%, for the six months ended June 30, 2020, as compared to the same period of 2019. PNOI increased $8,192,000 from newly developed and value-add properties, $3,804,000 from 2019 and 2020 acquisitions and $1,884,000 from same property operations; PNOI decreased $2,192,000 from operating properties sold in 2019. Lease termination fee income was $469,000 and $985,000 for the six month periods ended June 30, 2020 and 2019, respectively. The Company recorded reserves for uncollectible rent of $1,220,000 and $313,000 during the six months ended June 30, 2020 and 2019, respectively. Straight-lining of rent increased Income from real estate operations by $2,830,000 and $2,619,000 for the six months ended June 30, 2020 and 2019, respectively.

•
There were no sales during the three months ended June 30, 2020; EastGroup recognized gains on sales of real estate investments and non-operating real estate of $9,081,000 ($0.25 per diluted share) during the same period of 2019.

There were no sales during the six months ended June 30, 2020; EastGroup recognized gains on sales of real estate investments and non-operating real estate of $11,406,000 ($0.31 per diluted share) during the same period of 2019.

•
Depreciation and amortization expense increased by $1,279,000 ($0.03 per diluted share) and $5,425,000 ($0.14 per diluted share) during the three and six months ended June 30, 2020, respectively, as compared to the same periods of 2019.

EastGroup signed 45 leases with free rent concessions on 1,132,000 square feet during the three months ended June 30, 2020, with total free rent concessions of $1,497,000 over the lives of the leases. During the same period of 2019, the Company signed 39 leases with free rent concessions on 1,047,000 square feet with total free rent concessions of $1,460,000 over the lives of the leases.

During the six months ended June 30, 2020, EastGroup signed 83 leases with free rent concessions on 2,281,000 square feet with total free rent concessions of $3,077,000 over the lives of the leases. During the same period of 2019, the Company signed 79 leases with free rent concessions on 2,335,000 square feet with total free rent concessions of $3,090,000 over the lives of the leases.

The Company’s percentage of leased square footage was 97.5% at June 30, 2020, compared to 97.5% at June 30, 2019.  Occupancy at June 30, 2020 was 97.0% compared to 96.5% at June 30, 2019.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through June 30, 2020). Same property average occupancy for the three and six months ended June 30, 2020, was 96.8% and 96.9%, respectively, compared to 96.6% and 96.7% for the same periods of 2019.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through June 30, 2020). The same property average rental rate was $6.02 and $6.04 per square foot for the three and six months ended June 30, 2020, respectively, compared to $5.92 and $5.91 per square foot for the same periods of 2019.

Interest expense decreased $500,000 and $889,000 for the three and six months ended June 30, 2020, compared to the same periods in 2019. The following table presents the components of Interest expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$362	1,714	(1,352)	1,316	3,578	(2,262)
Amortization of facility fees - unsecured bank credit facilities	197	197	—	393	392	1
Amortization of debt issuance costs - unsecured bank credit facilities	140	138	2	280	277	3
Total variable rate interest expense	699	2,049	(1,350)	1,989	4,247	(2,258)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	8,622	6,908	1,714	16,696	12,965	3,731
Secured debt interest (excluding amortization of debt issuance costs)	1,433	1,571	(138)	2,891	3,995	(1,104)
Amortization of debt issuance costs - unsecured debt	158	140	18	296	276	20
Amortization of debt issuance costs - secured debt	57	63	(6)	115	130	(15)
Total fixed rate interest expense	10,270	8,682	1,588	19,998	17,366	2,632
Total interest	10,969	10,731	238	21,987	21,613	374
Less capitalized interest	(2,623)	(1,885)	(738)	(5,184)	(3,921)	(1,263)
TOTAL INTEREST EXPENSE	$8,346	8,846	(500)	16,803	17,692	(889)

(1)
Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.

The Company’s variable rate interest expense decreased by $1,350,000 and $2,258,000 for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 primarily due to decreases in the Company’s weighted average variable interest rates and average borrowings on its unsecured bank credit facilities as shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$97,368	198,708	(101,340)	122,843	207,259	(84,416)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	1.50%	3.46%		2.14%	3.48%

The Company’s fixed rate interest expense increased by $1,588,000 and $2,632,000 for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 as a result of the unsecured debt and secured debt activity described below.

Interest expense from fixed rate unsecured debt increased by $1,714,000 and $3,731,000 during the three and six months ended June 30, 2020, respectively, as compared to the same periods of 2019. The increases resulted from the Company’s unsecured debt activity described below.

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

(1) The interest rate on this unsecured term loan is comprised of LIBOR plus 150 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.75% as of June 30, 2020. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2) The interest rate on this unsecured term loan is comprised of LIBOR plus 145 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.39% as of June 30, 2020. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

The increase in interest expense from the new unsecured debt was partially offset by the repayment of the following unsecured loan during 2019:

UNSECURED DEBT REPAID IN 2019	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$75 Million Senior Unsecured Term Loan	2.85%	07/31/2019	$75,000

The increase in interest expense from unsecured debt was offset by a decrease in secured debt interest expense. Interest expense from secured debt decreased by $138,000 and $1,104,000 during the three and six month periods ended June 30, 2020, respectively, as compared to the same periods in 2019 as a result of regularly scheduled principal payments and the payoffs described in the table below. Regularly scheduled principal payments on secured debt were $4,465,000 during the six months ended June 30, 2020. During the year ended December 31, 2019, regularly scheduled principal payments on secured debt were $9,821,000. EastGroup did not repay any secured debt during the six months ended June 30, 2020. The details of the secured debt repaid in 2019 are shown in the following table:

SECURED DEBT REPAID IN 2019	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington	7.50%	04/05/2019	$45,725
Blue Heron II	5.39%	12/16/2019	47
Weighted Average/Total Amount for 2019	7.50%		$45,772

EastGroup did not obtain any new secured debt during 2019 or the first six months of 2020.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $738,000 and $1,263,000 for the three and six months ended June 30, 2020, respectively, as compared to the same periods of 2019, due to growth in the development and value-add program.

Depreciation and amortization expense increased $1,279,000 and $5,425,000 for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to the operating properties acquired by the Company in 2019 and 2020 and the properties transferred from Development and value-add properties in 2019 and 2020, partially offset by operating properties sold in 2019.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, decreased $9,081,000 and $11,406,000 for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The Company did not sell any properties during the first six months of 2020. During the first quarter of 2019, EastGroup sold World Houston 5 in Houston. The 51,000 square foot property was sold for $3,808,000; EastGroup recognized a gain on the sale of $2,325,000 during the first quarter of 2019. During the second quarter of 2019, the Company sold Altamonte Commerce Center in Orlando. The 186,000 square foot property was sold for $14,850,000; EastGroup recognized a gain on the sale of $9,081,000 during the second quarter of 2019.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and six months ended June 30, 2020 and 2019 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2020	2019	2020	2019
		(In thousands)
Upgrade on Acquisitions	40 yrs	$141	58	165	355
Tenant Improvements:
New Tenants	Lease Life	2,712	3,885	5,756	6,802
Renewal Tenants	Lease Life	676	1,027	2,005	1,527
Other:
Building Improvements	5-40 yrs	772	1,939	1,990	2,788
Roofs	5-15 yrs	2,645	3,942	3,582	5,538
Parking Lots	3-5 yrs	313	477	349	485
Other	5 yrs	6	96	353	380
Total Real Estate Improvements (1)		$7,265	11,424	14,200	17,875

(1)	Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Total Real Estate Improvements	$14,200	17,875
Change in Real Estate Property Payables	178	(997)
Change in Construction in Progress	3,789	85
Real Estate Improvements on the Consolidated Statements of Cash Flows	$18,167	16,963

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2020 and 2019 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2020	2019	2020	2019
		(In thousands)
Development and Value-Add	Lease Life	$754	2,361	2,517	3,933
New Tenants	Lease Life	1,194	1,433	2,221	3,063
Renewal Tenants	Lease Life	809	1,863	3,742	2,530
Total Capitalized Leasing Costs		$2,757	5,657	8,480	9,526
Amortization of Leasing Costs		$3,385	3,431	6,854	6,439

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

The Company did not classify any properties as held for sale as of June 30, 2020 and December 31, 2019.

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

There were no sales during the six months ended June 30, 2020.

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

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $116,682,000 for the six months ended June 30, 2020.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt and proceeds from common stock offerings.  The Company distributed $59,157,000 in common stock dividends during the six months ended June 30, 2020.  Other primary uses of cash were for repayments on unsecured bank credit facilities, the construction and development of properties, purchases of real estate and capital improvements at various properties.

Total debt at June 30, 2020 and December 31, 2019 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$67,038	112,710
Unamortized debt issuance costs	(1,061)	(1,316)
Unsecured bank credit facilities	65,977	111,394

Unsecured debt - fixed rate, carrying amount (1)	1,040,000	940,000
Unamortized debt issuance costs	(2,146)	(1,885)
Unsecured debt	1,037,854	938,115

Secured debt - fixed rate, carrying amount (1)	128,947	133,422
Unamortized debt issuance costs	(214)	(329)
Secured debt	128,733	133,093

Total debt	$1,232,564	1,182,602

(1)	These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company has a $350 million unsecured bank credit facility with a group of nine banks; the facility has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of June 30, 2020, the Company had $45,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 1.184%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company also has a $45 million unsecured bank credit facility with a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of June 30, 2020, the interest rate was 1.162% on a balance of $22,038,000.

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

In March 2020, the Company closed a $100 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (1.45% as of June 30, 2020 and July 28, 2020) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.39%.

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

On December 20, 2019, EastGroup entered into sales agreements with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; and Wells Fargo Securities, LLC in connection with the establishment of a new continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time. As of July 29, 2020, the Company has sold an aggregate of 363,607 shares of common stock with gross proceeds of $46,729,000 under the sales agency financing agreements, and EastGroup may offer and sell additional shares of its common stock with an aggregate gross sales price of up to $703,271,000 through the sales agents.

During the six months ended June 30, 2020, EastGroup issued and sold 349,458 shares of common stock under its continuous common equity offering program at an average price of $128.77 per share with gross proceeds to the Company of $45,000,000. The Company incurred offering-related costs of $619,000 during the six months, resulting in net proceeds to the Company of $44,381,000.

Subsequent to June 30, 2020, EastGroup issued and sold 14,149 shares of common stock under its continuous common equity offering program, providing gross proceeds to the Company of $1,729,000.

Also subsequent to June 30, 2020, the Company and a group of lenders agreed to terms on the private placement of $175 million of senior unsecured notes. The $100 million note has a 10-year term and a fixed interest rate of 2.61%, and the $75 million note has a 12-year term and a fixed interest rate of 2.71%. The notes, which require interest-only payments, are expected to close during the fourth quarter of 2020. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2019, did not materially change during the six months ended June 30, 2020, except for the changes in Unsecured bank credit facilities, Unsecured debt and Secured debt discussed above.

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

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 14 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of June 30, 2020.

	July – December 2020	2021	2022		2023	2024	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	67,038	(1)	—	—	—	67,038	66,252	(2)
Weighted average interest rate	—	—	1.18%	(3)	—	—	—	1.18%
Unsecured debt - fixed rate (in thousands)	$105,000	40,000	75,000		115,000	120,000	585,000	1,040,000	1,048,246	(4)
Weighted average interest rate	3.55%	2.34%	3.03%		2.96%	3.47%	3.42%	3.32%
Secured debt - fixed rate (in thousands)	$4,572	89,562	32,770		119	122	1,802	128,947	130,638	(4)
Weighted average interest rate	4.42%	4.55%	4.09%		3.85%	3.85%	3.85%	4.42%

(1)
The variable-rate unsecured bank credit facilities mature in July 2022 and as of June 30, 2020, have balances of $45,000,000 on the $350 million unsecured bank credit facility and $22,038,000 on the $45 million unsecured bank credit facility.

(2)	The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.

(3)	Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of June 30, 2020.

(4)
The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of June 30, 2020, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 12 basis points, interest expense and cash flows would increase or decrease by approximately $79,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 4.	CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s second fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The United States, which is where EastGroup’s properties are located, is currently experiencing widespread infection, and there is uncertainty regarding how long the pandemic will impact the United States and the rest of the world. Unprecedented, extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to, and may continue to lead to, reduced economic activity and a surge in unemployment throughout the United States, including the markets where our properties are located. As a result, there has been, and may continue to be, a period of economic slowdown, the severity of which is uncertain. Such economic slowdown, among other disruptions caused by the COVID-19 pandemic has, and may continue to, adversely impact our financial condition and results of operations and the financial condition and results of operations of our tenants.

Our ability to lease our properties and collect rental revenues and expense reimbursements is dependent upon national, regional and local economic conditions. The potential inability to renew leases, lease vacant space or re-lease space as leases expire on favorable terms, or at all, could cause a decline in our receipt of rental payments. We have been in communication with a portion of our customer base regarding the COVID-19 pandemic, and we have received rent relief requests from a number of our customers. We have granted rent relief requests from certain of our customers and denied other requests, and we may or may not grant such future requests from our customers. Granting rent relief could adversely affect our financial conditions, results of operations and cash flows.
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

Exhibits
The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020:

Exhibit Number	Description
10.1	Form of Indemnification Agreement entered into by and between the Company and Katherine M. Sandstrom (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (filed herewith).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (furnished herewith).
101.1.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.5.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 29, 2020

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer