Form 10-Q
period 2020-09-30
EASTGROUP PROPERTIES INC
filed 2020-10-28
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of October 27, 2020 was 39,556,930.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I.  FINANCIAL INFORMATION.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Real estate properties	$3,097,818	2,844,567
Development and value-add properties	324,841	419,999
	3,422,659	3,264,566
Less accumulated depreciation	(940,223)	(871,139)
	2,482,436	2,393,427
Unconsolidated investment	7,530	7,805
Cash	19	224
Other assets	145,701	144,622
TOTAL ASSETS	$2,635,686	2,546,078

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities	$76,540	111,394
Unsecured debt	1,008,012	938,115
Secured debt	126,515	133,093
Accounts payable and accrued expenses	110,457	92,024
Other liabilities	69,544	69,123
Total Liabilities	1,391,068	1,343,749

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 39,556,930 shares issued and outstanding at September 30, 2020 and 38,925,953 at December 31, 2019	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,591,720	1,514,055
Distributions in excess of earnings	(335,359)	(316,302)
Accumulated other comprehensive income (loss)	(13,445)	2,807
Total Stockholders’ Equity	1,242,920	1,200,564
Noncontrolling interest in joint ventures	1,698	1,765
Total Equity	1,244,618	1,202,329
TOTAL LIABILITIES AND EQUITY	$2,635,686	2,546,078

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES
Income from real estate operations	$92,000	83,913	270,077	244,333
Other revenue	12	25	278	504
	92,012	83,938	270,355	244,837
EXPENSES
Expenses from real estate operations	26,325	23,756	77,505	68,980
Depreciation and amortization	29,211	25,990	85,673	77,027
General and administrative	3,714	3,151	11,020	11,501
Indirect leasing costs	248	110	522	306
	59,498	53,007	174,720	157,814
OTHER INCOME (EXPENSE)
Interest expense	(8,347)	(8,522)	(25,150)	(26,214)
Gain on sales of real estate investments	—	—	—	11,406
Other	244	166	711	(157)
NET INCOME	24,411	22,575	71,196	72,058
Net income attributable to noncontrolling interest in joint ventures	(10)	(4)	(14)	(5)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	24,401	22,571	71,182	72,053
Other comprehensive income (loss) - cash flow hedges	1,362	(256)	(16,252)	(6,323)
TOTAL COMPREHENSIVE INCOME	$25,763	22,315	54,930	65,730
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.62	0.60	1.82	1.94
Weighted average shares outstanding	39,338	37,771	39,077	37,064
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.62	0.60	1.82	1.94
Weighted average shares outstanding	39,450	37,869	39,168	37,136

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the nine months ended September 30, 2020:

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2019	$4	1,514,055	(316,302)	2,807	1,765	1,202,329
Net income	—	—	23,297	—	1	23,298
Net unrealized change in fair value of cash flow hedges	—	—	—	(15,790)	—	(15,790)
Common dividends declared – $0.75 per share	—	—	(29,366)	—	—	(29,366)
Stock-based compensation, net of forfeitures	—	1,781	—	—	—	1,781
Issuance of 105,837 shares of common stock, common stock offering, net of expenses	—	14,734	—	—	—	14,734
Withheld 33,963 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,589)	—	—	—	(4,589)
Distributions to noncontrolling interest	—	—	—	—	(34)	(34)
BALANCE, MARCH 31, 2020	4	1,525,981	(322,371)	(12,983)	1,732	1,192,363
Net income	—	—	23,484	—	3	23,487
Net unrealized change in fair value of cash flow hedges	—	—	—	(1,824)	—	(1,824)
Common dividends declared – $0.75 per share	—	—	(29,551)	—	—	(29,551)
Stock-based compensation, net of forfeitures	—	2,694	—	—	—	2,694
Issuance of 243,621 shares of common stock, common stock offering, net of expenses	—	29,647	—	—	—	29,647
Distributions to noncontrolling interest	—	—	—	—	(19)	(19)
BALANCE, JUNE 30, 2020	4	1,558,322	(328,438)	(14,807)	1,716	1,216,797
Net income	—	—	24,401	—	10	24,411
Net unrealized change in fair value of cash flow hedges	—	—	—	1,362	—	1,362
Common dividends declared – $0.79 per share	—	—	(31,322)	—	—	(31,322)
Stock-based compensation, net of forfeitures	—	2,036	—	—	—	2,036
Issuance of 238,086 shares of common stock, common stock offering, net of expenses	—	31,362	—	—	—	31,362
Distributions to noncontrolling interest	—	—	—	—	(28)	(28)
BALANCE, SEPTEMBER 30, 2020	$4	1,591,720	(335,359)	(13,445)	1,698	1,244,618
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the nine months ended September 30, 2019:

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
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$71,196	72,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,673	77,027
Stock-based compensation expense	5,033	4,177
Net gain on sales of real estate investments and non-operating real estate	—	(11,406)
Gain on casualties and involuntary conversion on real estate assets	(161)	(100)
Changes in operating assets and liabilities:
Accrued income and other assets	944	2,137
Accounts payable, accrued expenses and prepaid rent	15,642	25,547
Other	1,280	1,256
NET CASH PROVIDED BY OPERATING ACTIVITIES	179,607	170,696
INVESTING ACTIVITIES
Development and value-add properties	(129,997)	(191,872)
Purchases of real estate	(6,231)	(94,414)
Real estate improvements	(25,536)	(27,796)
Net proceeds from sales of real estate investments and non-operating real estate	—	18,102
Proceeds from casualties and involuntary conversion on real estate assets	242	187
Repayments on mortgage loans receivable	21	30
Changes in accrued development costs	(1,901)	3,946
Changes in other assets and other liabilities	(26,280)	(16,169)
NET CASH USED IN INVESTING ACTIVITIES	(189,682)	(307,986)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	423,270	660,431
Repayments on unsecured bank credit facilities	(458,506)	(716,155)
Proceeds from unsecured debt	100,000	190,000
Repayments on unsecured debt	(30,000)	(75,000)
Repayments on secured debt	(6,733)	(53,301)
Debt issuance costs	(596)	(252)
Distributions paid to stockholders (not including dividends accrued)	(88,558)	(80,110)
Proceeds from common stock offerings	75,743	213,562
Proceeds from dividend reinvestment plan	—	162
Other	(4,750)	(2,291)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,870	137,046
DECREASE IN CASH AND CASH EQUIVALENTS	(205)	(244)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19	130
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $7,562 and $6,067 for 2020 and 2019, respectively	$24,220	23,229
Cash paid for operating lease liabilities	1,099	962
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$495	15,435

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)BASIS OF PRESENTATION
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

(2)PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of EastGroup, its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.

As of September 30, 2020 and December 31, 2019, EastGroup held a controlling interest in the following joint venture arrangements: (i) an 80% controlling interest in University Business Center 120; (ii) a 95% controlling interest in the Miramar land; and (iii) a 99% controlling interest in the Otay Mesa land.

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

(4)LEASE REVENUE
The Company’s primary revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Lease income — operating leases	$68,528	62,901	201,284	183,271
Variable lease income (1)	23,472	21,012	68,793	61,062
Income from real estate operations	$92,000	83,913	270,077	244,333

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended September 30, 2020, the Company recognized approximately $549,000 and $1,340,000, respectively, in Income from real estate operations from lease concessions under this election.

(5)REAL ESTATE PROPERTIES
EastGroup has one reportable segment – industrial properties.  These properties are primarily located in major Sunbelt regions of the United States. The Company’s properties have similar economic characteristics and as a result, have been aggregated into one reportable segment.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the periods ended September 30, 2020 and 2019, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $24,087,000 and $70,989,000 for the three and nine months ended September 30, 2020, respectively, and $21,384,000 and $63,650,000 for the same periods in 2019.

The Company’s Real estate properties and Development and value-add properties at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Real estate properties:
Land	$488,698	452,698
Buildings and building improvements	2,080,785	1,907,963
Tenant and other improvements	517,032	471,909
Right of use assets — Ground leases (operating) (1)	11,303	11,997
Development and value-add properties (2)	324,841	419,999
	3,422,659	3,264,566
Less accumulated depreciation	(940,223)	(871,139)
	$2,482,436	2,393,427

(1)See below for information regarding the Company’s right of use assets for ground leases.
(2)Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use.  Acquired properties meeting either of the following two conditions are considered value-add properties:  (1) Less than 75% occupied as of the acquisition date (or will be less than 75% occupied within one year of acquisition date based on near term lease roll), or (2) 20% or greater of the acquisition cost will be spent to redevelop the property.

Ground Leases
On January 1, 2019, EastGroup adopted the principles of FASB ASC 842, Leases, and its related Accounting Standards Updates (“ASUs”). In connection with the adoption, the Company recorded right of use assets for its ground leases, which are classified as operating leases, using the effective date transition option; under this option, prior years are not restated. As of January 1, 2019, the Company recorded right of use assets for its ground leases of $10,226,000. In April 2019, the Company acquired Logistics Center 6 & 7 in Dallas, which is located on land under a ground lease. The Company recorded a right of use asset of $2,679,000 in connection with this acquisition. As of September 30, 2020 and December 31, 2019, the unamortized balance of the Company’s right of use assets for its ground leases was $11,303,000 and $11,997,000, respectively. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

As of September 30, 2020, the Company operated two properties in Florida, three properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to October 2058, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
renewed annually. The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. Total ground lease expenditures were $266,000 and $789,000 for the three and nine months ended September 30, 2020, respectively, and $261,000 and $705,000 for the same periods in 2019. Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. These future changes in payments will be considered variable payments and will not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease term as of September 30, 2020 for the ground leases is 43 years. The following schedule indicates approximate future minimum ground lease payments for these properties by year as of September 30, 2020:

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2020 - Remainder of year	$242
2021	970
2022	970
2023	975
2024	999
Thereafter	38,916
Total minimum payments	43,072
Imputed interest (1)	(31,662)
Total ground leases	$11,410

(1)As the Company’s leases do not provide an implicit rate, in order to calculate the present value of the remaining ground lease payments, the Company used its incremental borrowing rate, adjusted for a number of factors, including the long-term nature of the ground leases, the Company’s estimated borrowing costs, and the estimated fair value of the underlying land, to determine the imputed interest for its ground leases. The Company elected to use the portfolio approach as all of its ground leases in place as of January 1, 2019, have similar characteristics and determined 7.3% as the appropriate rate as of January 1, 2019, for all leases in place at that time. For the ground lease acquired during April 2019, the Company used its incremental borrowing rate, adjusted for the factors discussed above, which was determined to be 8.0%.

(6)DEVELOPMENT AND VALUE-ADD PROPERTIES
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

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2019 and the first nine months of 2020 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2019 and 2020 acquisitions.

The FASB Codification also provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values.  Goodwill for business combinations is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  Factors

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Amortization expense for in-place lease intangibles was $1,342,000 and $4,048,000 for the three and nine months ended September 30, 2020, respectively, and $1,321,000 and $3,653,000 for the same periods in 2019. Amortization of above and below market leases increased rental income by $332,000 and $1,078,000 for the three and nine months ended September 30, 2020, respectively, and $366,000 and $842,000 for the same periods in 2019.

During the nine months ended September 30, 2020, the Company acquired one operating property, Wells Point One in Austin. The total cost for the property acquired by the Company was $6,231,000, of which $5,811,000 was allocated to Real estate properties. EastGroup allocated $907,000 of the total purchase price to land using third party land valuations for the Austin market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 17 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $438,000 to in-place lease intangibles and $2,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets) and $20,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three and nine month periods ended September 30, 2020 and 2019.

(8)REAL ESTATE SOLD AND HELD FOR SALE/DISCONTINUED OPERATIONS
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of September 30, 2020 and December 31, 2019.

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

The Company had no sales during the nine months ended September 30, 2020.

During the year 2019, EastGroup sold the following operating properties: World Houston 5 in Houston; Altamonte Commerce Center in Orlando; Southpointe Distribution Center in Tuscon; and three of its four University Business Center buildings in Santa Barbara. The properties contain a combined 617,000 square feet and were sold for $68.5 million. EastGroup recognized gains on the sales of $41.1 million. The Company also sold (through eminent domain procedures) a small parcel of land (0.2 acres) in San Diego for $185,000 and recognized a gain of $83,000.

Of the above-mentioned 2019 transactions, World Houston 5 and Altamonte Commerce Center were sold during the nine months ended September 30, 2019. The properties, which together contain 237,000 square feet and are located in Houston and Orlando, respectively, were sold for an aggregate of $18.7 million, and the Company recognized gains on the sales of $11.4 million during the nine months ended September 30, 2019. There were no sales during the three months ended September 30, 2019.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Leasing costs (principally commissions)	$96,473	89,191
Accumulated amortization of leasing costs	(38,166)	(34,963)
Leasing costs (principally commissions), net of accumulated amortization	58,307	54,228

Acquired in-place lease intangibles	26,175	28,834
Accumulated amortization of acquired in-place lease intangibles	(12,870)	(11,918)
Acquired in-place lease intangibles, net of accumulated amortization	13,305	16,916

Acquired above market lease intangibles	1,723	1,721
Accumulated amortization of acquired above market lease intangibles	(1,174)	(1,007)
Acquired above market lease intangibles, net of accumulated amortization	549	714

Straight-line rents receivable	43,033	40,369
Accounts receivable	5,841	5,581
Mortgage loans receivable	1,658	1,679
Interest rate swap assets	—	3,485
Right of use assets — Office leases (operating)	2,253	2,115
Goodwill	990	990
Prepaid expenses and other assets	19,765	18,545
Total Other assets	$145,701	144,622

(10) DEBT

The Company’s debt is detailed below. EastGroup presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets.

	September 30, 2020	December 31, 2019
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$77,474	112,710
Unamortized debt issuance costs	(934)	(1,316)
Unsecured bank credit facilities	76,540	111,394

Unsecured debt - fixed rate, carrying amount (1)	1,010,000	940,000
Unamortized debt issuance costs	(1,988)	(1,885)
Unsecured debt	1,008,012	938,115

Secured debt - fixed rate, carrying amount (1)	126,674	133,422
Unamortized debt issuance costs	(159)	(329)
Secured debt	126,515	133,093

Total debt	$1,211,067	1,182,602

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company has a $350 million unsecured bank credit facility with a group of nine banks; the facility has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of September 30, 2020, the Company had $65,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 1.146%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company also has a $45 million unsecured bank credit facility with a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of September 30, 2020, the interest rate was 1.148% on a balance of $12,474,000.

In March 2020, the Company closed a $100 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (1.45% as of September 30, 2020) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.39%.

In July 2020, the Company and a group of lenders agreed to terms on the private placement of $175 million of senior unsecured notes with a weighted average fixed interest rate of 2.65%. The $100 million note has a 10-year term and a fixed interest rate of 2.61%, and the $75 million note has a 12-year term and a fixed interest rate of 2.71%. These maturity dates complement the Company's existing debt maturity schedule. The notes dated August 17, 2020, were issued and sold on October 14, 2020 and require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In August 2020, the Company made a $30 million principal repayment on $100 million of senior unsecured notes with a fixed interest rate of 3.80%.

Scheduled principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), as of September 30, 2020, are as follows:

Years Ending December 31,	(In thousands)
2020 - Remainder of year	$77,299
2021	129,562
2022	107,770
2023	115,119
2024	120,122
2025 and beyond	586,802
Total	$1,136,674

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Property taxes payable	$42,824	2,696
Development costs payable	9,864	11,766
Real estate improvements and capitalized leasing costs payable	6,001	4,636
Interest payable	6,270	6,370
Dividends payable	32,395	30,714
Book overdraft (1)	5,951	25,771
Other payables and accrued expenses	7,152	10,071
Total Accounts payable and accrued expenses	$110,457	92,024

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit.

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Security deposits	$21,697	20,351
Prepaid rent and other deferred income	12,130	13,855
Operating lease liabilities — Ground leases	11,410	12,048
Operating lease liabilities — Office leases	2,287	2,141

Acquired below-market lease intangibles	8,637	8,616
Accumulated amortization of below-market lease intangibles	(5,738)	(4,494)
Acquired below-market lease intangibles, net of accumulated amortization	2,899	4,122

Interest rate swap liabilities	13,445	678
Prepaid tenant improvement reimbursements	26	56
Other liabilities	5,650	15,872
Total Other liabilities	$69,544	69,123

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(13)COMPREHENSIVE INCOME
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(14,807)	634	2,807	6,701
Change in fair value of interest rate swaps - cash flow hedges	1,362	(256)	(16,252)	(6,323)
Balance at end of period	$(13,445)	378	(13,445)	378

(14)DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

As of September 30, 2020, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Other comprehensive income (loss) and is subsequently reclassified into earnings through interest expense as interest payments are made in the period that the hedged forecasted transaction affects earnings.

Amounts reported in Other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company’s variable-rate debt. The Company estimates that an additional $4,442,000 will be reclassified from Other comprehensive income (loss) as an increase to Interest expense over the next twelve months.

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

As of September 30, 2020 and December 31, 2019, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of September 30, 2020	Notional Amount as of December 31, 2019
	(In thousands)
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$60,000	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$15,000	$15,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of September 30, 2020		Derivatives As of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$—	Other assets	$3,485
Interest rate swap liabilities	Other liabilities	13,445	Other liabilities	678

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$(75)	153	(18,647)	(4,595)
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	1,437	(409)	2,395	(1,728)

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of September 30, 2020, the fair value of derivatives in a net liability position related to these agreements was $13,445,000.

(15)EARNINGS PER SHARE
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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$24,401	22,571	71,182	72,053
Denominator – weighted average shares outstanding	39,338	37,771	39,077	37,064
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$24,401	22,571	71,182	72,053
Denominator:
Weighted average shares outstanding	39,338	37,771	39,077	37,064
Unvested restricted stock	112	98	91	72
Total Shares	39,450	37,869	39,168	37,136

(16)STOCK-BASED COMPENSATION
EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $1,945,000 and $5,617,000 for the three and nine months ended September 30, 2020, of which $424,000 and $1,478,000 were capitalized as part of the Company’s development costs. For the three and nine months ended September 30, 2019, stock-based compensation cost for employees was $1,739,000 and $4,752,000, respectively, of which $523,000 and $1,300,000 were capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $91,000 and $894,000 for the three and nine months ended September 30, 2020, respectively, and $1,000 and $725,000 for the same periods of 2019.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the nine months ended September 30, 2020, the Company withheld 33,963 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the nine months ended September 30, 2020, was $10,873,000.

	Three Months Ended		Nine Months Ended
Award Activity:	September 30, 2020		September 30, 2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	119,571	$100.48	131,024	$82.79
Granted (1) (2)	208	120.39	69,654	101.25
Forfeited	—	—	(440)	112.14
Vested	(70)	88.86	(80,529)	72.24
Unvested at end of period	119,709	$100.52	119,709	$100.52

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

(17)FAIR VALUE OF FINANCIAL INSTRUMENTS
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$19	19	224	224
Mortgage loans receivable	1,658	1,693	1,679	1,703
Interest rate swap assets	—	—	3,485	3,485
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	77,474	76,981	112,710	113,174
Unsecured debt (2)	1,010,000	1,033,333	940,000	959,177
Secured debt (2)	126,674	128,613	133,422	136,107
Interest rate swap liabilities	13,445	13,445	678	678
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

(18)RISKS AND UNCERTAINTIES
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

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The United States, which is where EastGroup’s properties are located, has experienced widespread infection, and there is uncertainty regarding how long the pandemic will impact the United States and the rest of the world. Unprecedented, extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to, and may continue to lead to, reduced economic activity in certain sectors and an increase in unemployment throughout the United States, including some markets where the Company’s properties are located. As a result, there has been, and may continue to be, a period of economic

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
slowdown, the severity of which is uncertain. Such economic slowdown, among other disruptions caused by the COVID-19 pandemic may adversely impact EastGroup’s financial condition and results of operations and the financial condition and results of operations of the Company’s tenants.

EastGroup’s ability to lease its properties and collect rental revenues and expense reimbursements is dependent upon national, regional and local economic conditions. The potential inability to renew leases, lease vacant space or re-lease space as leases expire on favorable terms, or at all, could cause a decline in the Company’s receipt of rental payments. The Company has been in communication with a portion of its customer base regarding rent relief requests and has executed rent deferral agreements totaling $1.7 million, including approximately $1,500,000 that was applicable to periods through September 30, 2020 and approximately $150,000 for future periods. The majority of these deferral agreements ($1.4 million of the $1.7 million) qualify under modified COVID-19-related guidance provided by the FASB for rental income to be recognized in the periods in which they were charged under the original terms of the leases. These requests are being handled on a case-by-case basis, and the Company’s responses are largely dependent on its understanding of the financial strength of the customer, the operational and earnings impacts being experienced by the customer, and the customer’s ability or inability to obtain capital through debt or equity issuances, government assistance programs or by other means. The frequency of these requests slowed dramatically in the three months ended September 30, 2020.
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
The economic uncertainty surrounding the COVID-19 pandemic has caused and may continue to cause disruption and instability in the financial markets and may impact EastGroup’s ability to raise capital from debt and equity markets on favorable terms or at all.
The health and well-being of EastGroup’s customers, employees, directors and other stakeholders is of great importance to the Company. The Company is striving to accommodate flexible working arrangements for its employees to ensure the health and safety of its team, while employees are continuing to perform job duties and provide services to the Company’s customers and other stakeholders. There are risks associated with remote working arrangements, including, but not limited to, risks related to cyber-security. EastGroup is continuing to monitor and adhere to federal, state and local government guidelines regarding its work arrangements with the goal of preventing the spread of COVID-19 to the Company’s workforce, customers and communities. There are risks and uncertainties related to the health of the Company’s employees and directors; any potential deterioration of the health of key personnel could impact EastGroup’s business operations.

The ongoing COVID-19 pandemic and the current economic, financial and capital markets environment present material risks and uncertainties for the Company. However, the rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on EastGroup’s business, financial condition, results of operations and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 pandemic in the United States.

(19)LEGAL MATTERS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.

As previously reported in the Company’s annual reports on Form 10-K for the years ended December 31, 2019 and 2018, and the Company’s quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2020 and 2019 and September 30, 2019, the Company had been involved in pending litigation related to an action against the Company and certain of its officers in connection with the Company’s November 2016 purchase of a land parcel, alleging breach of contract and other claims in law and in equity. The Company asserted numerous affirmative defenses. In an effort to resolve the litigation, EastGroup made an initial settlement offer for $497,000, which was reserved in the Company’s financial statements as of December 31, 2018

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and March 31, 2019. During the three months ended June 30, 2019, the parties came to a mediated resolution of the matter; losses related to the matter are included in Other on the Consolidated Statements of Income and Comprehensive Income. As of June 30, 2019, the matter was resolved. Even though the matter was settled, the case was dismissed, and releases exchanged among all parties, the Plaintiff filed an appeal of the order in the Florida Court of Appeal compelling him to comply with the settlement. The Court has since dismissed the appeal. All monies due under the settlement have been paid to the Plaintiff’s lawyers and were accounted for as stated above.

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

(21)SUBSEQUENT EVENTS
On October 14, 2020, $175 million of senior unsecured private placement notes dated August 17, 2020 were issued and sold. The $100 million note has a 10-year term and a fixed interest rate of 2.61%, and the $75 million note has a 12-year term and a fixed interest rate of 2.71%. The notes, which require interest-only payments, will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In October 2020, EastGroup repaid (with no penalty) a mortgage loan with a balance of $45.9 million, an interest rate of 4.39% and an original maturity date of January 5, 2021.

Also in October 2020, EastGroup acquired Rancho Distribution Center, a 162,000 square foot distribution building in the Inland Empire West submarket of Los Angeles. The multi-tenant distribution building was acquired for $27.8 million.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following are some, but not all, of the risks, uncertainties and other factors that could cause the Company’s actual results to differ materially from those presented in the Company’s forward-looking statements (the Company refers to itself as “we,” “us” or “our” in the following):

•international, national, regional and local economic conditions;
•the duration and extent of the impact of the coronavirus (“COVID-19”) pandemic on our business and the businesses of our tenants (including their ability to timely make rent payments) and the economy generally;
•the duration of any “shelter-in-place” or “stay-at-home” orders or other formal recommendations for social distancing which may affect our operations or the operations of our tenants, and the speed and extent to which revenues of our tenants recover following the lifting of any such orders or recommendations;
•the general level of interest rates and ability to raise equity capital on attractive terms;
•financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest, and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•the competitive environment in which the Company operates;
•fluctuations of occupancy or rental rates;
•potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants, or our ability to lease space at current or anticipated rents, particularly in light of the significant uncertainty as to when and the conditions under which current or potential tenants will be able to operate physical locations in the future;
•potential changes in the law or governmental regulations and interpretations of those laws and regulations, including changes in real estate laws or real estate investment trust (“REIT”) or corporate income tax laws, and potential increases in real property tax rates;
•our ability to maintain our qualification as a REIT;
•acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections;
•natural disasters such as fires, floods, tornadoes, hurricanes and earthquakes;
•pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19;
•the terms of governmental regulations that affect us and interpretations of those regulations, including the costs of compliance with those regulations, changes in real estate and zoning laws and increases in real property tax rates;
•credit risk in the event of non-performance by the counterparties to our interest rate swaps;
•lack of or insufficient amounts of insurance;
•litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;
•our ability to retain key personnel;
•the consequences of future terrorist attacks or civil unrest; and

•environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

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

Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Global, national and local economies continue to be impacted by the pandemic and the mitigation efforts to combat the spread of COVID-19.

During the course of the COVID-19 pandemic, the United States has experienced, and may continue to experience, significant health, social and economic impacts from COVID-19. EastGroup’s operations, occupancy and rent collections have remained stable during this period. As of October 27, 2020, the Company has received rent relief requests, primarily in the form of payment deferral requests, from approximately 28% of its customers based on rental revenue. For comparison, this is only a slight increase from 26% at the end of April 2020 during the beginning of the pandemic. To date, approximately 17% of these requests have been granted some form of relief, which represents approximately 5% of the Company’s customers on a square foot basis. The Company has executed rent deferral agreements totaling $1.7 million, which represents approximately 0.5% of the Company’s estimated 2020 revenue. The deferrals include approximately $1.5 million that was applicable to periods through September 30, 2020 and approximately $150,000 for future periods. The terms differ for each deferral agreement, and all previously deferred rent payments that were due through September 30, 2020 have been collected. Under modified COVID-19-related guidance provided by the FASB, rental income for the majority of these deferral agreements ($1.4 million of the $1.7 million) qualify to be recognized as rental income in the periods in which they were charged under the original terms of the leases. These requests are being handled on a case-by-case basis, and the Company’s responses are largely dependent on its understanding of the financial strength of the customer, the operational and earnings impacts being experienced by the customer, and the customer’s ability or inability to obtain capital through debt or equity issuances, government assistance programs or by other means. As of October 27, 2020, rent payment deferrals and other forms of rent relief have not been material; the Company is continuing to actively monitor the evolving situation and its impact on the Company’s cash flows and operations.

As of October 27, 2020, the Company’s rent collection and rent payment deferral status was as follows:

Month in Year 2020	% of Rent Collected (1)	% of Uncollected Rent Deferred to Future Period	% of Uncollected Rent With No Deferral Agreement

March	99.8%	—%	0.2%
April	99.7%	0.1%	0.2%
May	98.9%	0.7%	0.4%
June	98.7%	0.8%	0.5%
July	98.9%	0.7%	0.4%
August	99.0%	0.5%	0.5%
September	99.2%	0.2%	0.6%
October (2)	97.9%	0.1%	2.0%
(1)     Customer payments are received daily. The collection information presented is current through October 27, 2020, and the Company anticipates continuing to receive payments which will increase the % of Rent Collected.
(2)     Assumes collections from government-related tenants. For comparison, as of October 27, 2020, October rental receipts are slightly higher than the September rental receipts were as of September 27, 2020.

We believe EastGroup’s financial condition and balance sheet remain strong. As of September 30, 2020, the outstanding balance on the Company’s $395 million unsecured revolving credit facilities was $77.5 million, and as of October 27, 2020, the availability on the revolving credit facilities increased to the full capacity of $395 million. The Company used proceeds from the $175 million senior unsecured notes received on October 14, 2020 to repay its revolving credit facilities. EastGroup has not drawn amounts on its unsecured revolving credit facilities, except for general corporate purposes in the ordinary course of business. The Company is in compliance with its debt covenants at September 30, 2020 and anticipates remaining in compliance during the foreseeable future. The Company’s recent debt and equity activity is further described under Liquidity and Capital Resources.
The Company has been continuing construction on already-active development and value-add projects. During the second and third quarters of 2020, EastGroup did not begin construction on any new development projects. During the fourth quarter of 2020, the Company anticipates starting construction on new development projects. Management will continue to monitor the economic conditions of the Company’s markets to determine whether to begin construction on additional future development projects.

The future impacts of COVID-19 on the Company are largely dependent on the severity and duration of the economic uncertainty and its effect on EastGroup’s customers and cannot be predicted with certainty at this time.

General
EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During the three months ended September 30, 2020, EastGroup issued 238,086 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $31.4 million. During the nine months ended September 30, 2020, EastGroup issued 587,544 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $75.7 million. Also during the nine months ended September 30, 2020, the Company closed a $100 million senior unsecured term loan with an effective fixed interest rate of 2.39% and agreed to terms on the private placement of $175 million of senior unsecured notes with a weighted average fixed interest rate of 2.65%. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During the nine months ended September 30, 2020, EastGroup executed new and renewal leases on 6,608,000 square feet (15.2% of EastGroup’s total square footage of 43,486,000). For new and renewal leases signed during first nine months of 2020, average rental rates increased by 23.1% as compared to the former leases on the same spaces.

Property Net Operating Income ("PNOI") Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2019 through September 30, 2020), increased 2.2% for the nine months ended September 30, 2020 as compared to the same period in 2019.

EastGroup’s portfolio was 97.8% leased and 96.4% occupied as of September 30, 2020, compared to 97.9% and 97.4%, respectively, at September 30, 2019.  As of October 27, 2020, the portfolio was 98.0% leased and 96.9% occupied. Leases scheduled to expire for the remainder of 2020 were 2.6% of the portfolio on a square foot basis at September 30, 2020, and this percentage was reduced to 2.5% as of October 27, 2020.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the nine months ended September 30, 2020, EastGroup acquired 157.1 acres of development land in Dallas, Orlando and Fort Myers for $25.6 million. During the same period, the Company began construction of two development projects containing 274,000 square feet in Miami and Fort Myers.  EastGroup also transferred 17 development projects and value-add acquisitions (2,164,000 square feet) in San Diego, Dallas, Austin, Houston, San Antonio, Charlotte, Orlando, Miami, Tampa and Fort Myers from its development and value-add program to real estate properties, with costs of $221 million at the date of transfer.  As of September 30, 2020, EastGroup’s development and value-add program consisted of 13 projects (2,198,000 square feet) located in 9 cities.  The projected total investment for the development and value-add projects, which were collectively 26% leased as of October 27, 2020, is $227 million, of which $25 million remained to be invested as of September 30, 2020.

During the nine months ended September 30, 2020, EastGroup also acquired a 50,000 square foot operating property in Austin for $6.2 million.

The Company made no property sales during the nine months ended September 30, 2020.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and nine months ended September 30, 2020, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2019 through September 30, 2020. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis. The Company believes it is useful to evaluate Same PNOI Excluding Income from Lease Terminations on both a straight-line and cash basis. The straight-line basis is calculated by averaging the customers’ rent payments over the lives of the leases; GAAP requires the recognition of rental income on the straight-line basis. The cash basis excludes adjustments for straight-line rent and amortization of market rent intangibles for acquired leases; the cash basis is an indicator of the rents charged to customers by the Company during the periods presented and is useful in analyzing the embedded rent growth in the Company’s portfolio.

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

PNOI was calculated as follows for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Income from real estate operations	$92,000	83,913	270,077	244,333
Expenses from real estate operations	(26,325)	(23,756)	(77,505)	(68,980)
Noncontrolling interest in PNOI of consolidated joint ventures	(46)	(43)	(130)	(137)
PNOI from 50% owned unconsolidated investment	242	244	728	732
PROPERTY NET OPERATING INCOME (“PNOI”)	$65,871	60,358	193,170	175,948

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
NET INCOME	$24,411	22,575	71,196	72,058
Gain on sales of real estate investments	—	—	—	(11,406)
Net loss on other	—	76	—	884
Interest income	(36)	(34)	(86)	(101)
Other revenue	(12)	(25)	(278)	(504)
Indirect leasing costs	248	110	522	306
Depreciation and amortization	29,211	25,990	85,673	77,027
Company’s share of depreciation from unconsolidated investment	34	36	103	106
Interest expense	8,347	8,522	25,150	26,214
General and administrative expense	3,714	3,151	11,020	11,501
Noncontrolling interest in PNOI of consolidated joint ventures	(46)	(43)	(130)	(137)
PROPERTY NET OPERATING INCOME (“PNOI”)	65,871	60,358	193,170	175,948
PNOI from 2019 and 2020 Acquisitions	(2,155)	(1,084)	(6,370)	(1,494)
PNOI from 2019 and 2020 Development and Value-Add Properties	(6,329)	(2,395)	(16,556)	(4,430)
PNOI from 2019 Operating Property Dispositions	—	(930)	—	(3,122)
Other PNOI	64	54	170	180
SAME PNOI	57,451	56,003	170,414	167,082
Net lease termination fee income from same properties	(192)	(34)	(661)	(941)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$57,259	55,969	169,753	166,141

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$24,401	22,571	71,182	72,053
Depreciation and amortization	29,211	25,990	85,673	77,027
Company’s share of depreciation from unconsolidated investment	34	36	103	106
Depreciation and amortization from noncontrolling interest	(35)	(48)	(114)	(141)
Gain on sales of real estate investments	—	—	—	(11,406)
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$53,611	48,549	156,844	137,639
Net income attributable to common stockholders per diluted share	$0.62	0.60	1.82	1.94
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$1.36	1.28	4.00	3.71
Diluted shares for earnings per share and funds from operations	39,450	37,869	39,168	37,136

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  FFO for the three months ended September 30, 2020 was $1.36 per share compared to $1.28 per share for the same period of 2019, an increase of 6.3%. For the nine months ended September 30, 2020, FFO was $4.00 per share compared with $3.71 per share for the same period of 2019, an increase of 7.8%.

•For the three months ended September 30, 2020, PNOI increased by $5,513,000, or 9.1%, compared to the same period in 2019. PNOI increased $3,934,000 from newly developed and value-add properties, $1,448,000 from same property operations and $1,071,000 from 2019 and 2020 acquisitions; PNOI decreased $930,000 from operating properties sold in 2019.

    For the nine months ended September 30, 2020, PNOI increased by $17,222,000, or 9.8%, compared to the same period in 2019. PNOI increased $12,126,000 from newly developed and value-add properties, $4,876,000 from 2019 and 2020 acquisitions and $3,332,000 from same property operations; PNOI decreased $3,122,000 from operating properties sold in 2019.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through September 30, 2020). Same PNOI, excluding income from lease terminations, increased 2.3% and 2.2% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through September 30, 2020). Same property average occupancy was 96.8% for the three months ended September 30, 2020, compared to 97.3% for the same period of 2019. Same property average occupancy was 96.9% for the nine months ended September 30, 2020, compared to 96.9% for the same period of 2019.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2020, was 96.4%.  Quarter-end occupancy ranged from 96.7% to 97.4% over the previous four quarters ended September 30, 2019 to June 30, 2020.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (5.6% of total square footage) averaged

28.0% for the three months ended September 30, 2020. For the nine months ended September 30, 2020, rental rate increases on new and renewal leases (15.2% of total square footage) averaged 23.1%.

•Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and nine months ended September 30, 2020 was $192,000 and $661,000, respectively, compared to $34,000 and $1,019,000 for the same periods of 2019.

•The Company recorded reserves for uncollectible rent of $446,000 and $1,666,000 for the three and nine months ended September 30, 2020, respectively, compared to $26,000 and $339,000 for the same periods of 2019. The Company’s accounting policy for recording reserves for uncollectible rent involves evaluating accounts receivable on a tenant-by-tenant basis for potential uncollectible rent. The Company followed its normal process for recording reserves for uncollectible rent during the three and nine months ended September 30, 2020; the Company deemed certain tenant balances as uncollectible either due to the ongoing uncertainty related to the COVID-19 pandemic or other factors specific to the circumstances for individual tenants. The Company intends to continue evaluating tenant accounts receivable in the same manner in future periods; the extent of future reserves for uncollectible rent will be largely dependent on the fluid economic situation related to COVID-19, among other factors.

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

FINANCIAL CONDITION
EastGroup’s Total Assets were $2,635,686,000 at September 30, 2020, an increase of $89,608,000 from December 31, 2019.  Total Liabilities increased $47,319,000 to $1,391,068,000, and Total Equity increased $42,289,000 to $1,244,618,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real Estate Properties
Real estate properties increased $253,251,000 during the nine months ended September 30, 2020, primarily due to: (i) the transfer of 17 projects from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (ii) capital improvements at the Company’s properties; and (iii) an operating property acquisition.

During the nine months ended September 30, 2020, the Company made capital improvements of $20,764,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $4,161,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2020, the Company acquired one operating property, Wells Point One in Austin. The total cost for the property acquired by the Company was $6,231,000, of which $5,811,000 was allocated to Real estate properties. EastGroup allocated $907,000 of the total purchase price to land using third party land valuations for the Austin market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 17 in the Notes to Consolidated Financial Statements for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $438,000 to in-place lease intangibles and $2,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets) and $20,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

The Company made no property sales during the nine months ended September 30, 2020.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at September 30, 2020 consisted of projects in lease-up and under construction of $201,825,000 and prospective development (primarily land) of $123,016,000.  The Company’s total investment in Development and value-add properties at September 30, 2020 was $324,841,000 compared to $419,999,000 at December 31, 2019.  EastGroup transferred 17 development and value-add projects to Real estate properties with a total investment of $220,994,000 as of the date of transfer. Total capital invested for development during the first nine months of 2020 was $129,997,000, which consisted of costs of $109,058,000 and $16,778,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $4,161,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,447,000 and $5,052,000 for the three and nine months ended September 30, 2020, respectively, compared to $1,810,000 and $4,797,000 for the same periods of 2019.

During the nine months ended September 30, 2020, the Company acquired 157.1 acres of development land in Dallas, Orlando and Fort Myers for $25,566,000. Costs associated with these acquisitions are included in the Development and Value-Add Properties Activity table.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2020 (1)	For the Nine Months Ended 9/30/2020	Cumulative as of 9/30/2020	Projected Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Southwest Commerce Center, Las Vegas, NV (2)	196,000	$—	1,721	28,334	30,100	10/20
Gilbert Crossroads A & B, Phoenix, AZ	140,000	—	2,613	16,563	17,500	01/21
World Houston 44, Houston, TX	134,000	—	3,107	7,897	9,100	05/21
Gateway 4, Miami, FL	197,000	14,895	6,790	21,685	23,800	06/21
Hurricane Shoals 3, Atlanta, GA	101,000	—	1,950	8,579	8,800	06/21
Interstate Commons 2, Phoenix, AZ (2)	142,000	—	2,249	12,131	12,400	06/21
Tri-County Crossing 3 & 4, San Antonio, TX	203,000	—	4,161	12,859	14,700	06/21
CreekView 121 7 & 8, Dallas, TX	137,000	—	7,840	14,639	16,300	08/21
Northwest Crossing 1-3, Houston, TX	278,000	—	9,793	21,328	25,700	09/21
Total Lease-Up	1,528,000	14,895	40,224	144,015	158,400
UNDER CONSTRUCTION
LakePort 1-3, Dallas, TX	194,000	—	9,924	17,986	22,500	10/21
Ridgeview 1 & 2, San Antonio, TX	226,000	—	9,839	16,370	19,000	10/21
Settlers Crossing 3 & 4, Austin, TX	173,000	—	8,405	16,494	18,400	10/21
SunCoast 7, Ft. Myers, FL	77,000	3,232	3,728	6,960	8,400	11/21
Total Under Construction	670,000	3,232	31,896	57,810	68,300
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	178,000	—	600	4,973
Ft. Myers, FL	622,000	(3,232)	3,443	7,714
Miami, FL	266,000	(14,895)	618	19,908
Orlando, FL	1,488,000	—	24,724	25,799
Tampa, FL	349,000	—	549	6,350
Jackson, MS	28,000	—	—	706
Charlotte, NC	475,000	—	247	7,574
Dallas, TX	1,074,000	—	5,342	24,930
Houston, TX	1,223,000	—	974	20,422
San Antonio, TX	373,000	—	441	4,640
Total Prospective Development	6,076,000	(18,127)	36,938	123,016
	8,274,000	$—	109,058	324,841
DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2020	Building Size (Square feet)					Building Conversion Date
Logistics Center 6 & 7, Dallas, TX (2)	142,000	$—	19	15,754		01/20
Settlers Crossing 1, Austin, TX	77,000	—	—	9,259		01/20
Settlers Crossing 2, Austin, TX	83,000	—	—	8,475		01/20
Parc North 5, Dallas, TX	100,000	—	20	8,709		02/20
Airport Commerce Center 3, Charlotte, NC	96,000	—	335	8,891		03/20
Horizon VIII & IX, Orlando, FL	216,000	—	887	17,488		04/20
Ten West Crossing 8, Houston, TX	132,000	—	67	9,831		04/20
Tri-County Crossing 1 & 2, San Antonio, TX	203,000	—	189	15,575		04/20
SunCoast 8, Ft. Myers, FL	77,000	—	3,665	8,149		05/20
CreekView 121 5 & 6, Dallas, TX	139,000	—	2,112	15,263		06/20
Parc North 6, Dallas, TX	96,000	—	2,451	10,741		07/20
SunCoast 6, Ft. Myers, FL	81,000	—	445	8,379		07/20
Arlington Tech Centre 1 & 2, Dallas, TX (2)	151,000	—	578	13,855		08/20
Gateway 5, Miami, FL	187,000	—	1,664	24,769		08/20
Steele Creek IX, Charlotte, NC	125,000	—	1,986	11,106		08/20
Grand Oaks 75 2, Tampa, FL (2)	150,000	—	1,777	14,892		09/20
Rocky Point 2, San Diego, CA (2)	109,000	—	583	19,858		09/20
Total Transferred to Real Estate Properties	2,164,000	$—	16,778	220,994	(3)

Footnotes for this table are on the following page.

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents value-add properties acquired by EastGroup.
(3) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $69,084,000 during the nine months ended September 30, 2020, primarily due to depreciation expense.

Other Assets
Other assets increased $1,079,000 during the nine months ended September 30, 2020.  A summary of Other assets follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Leasing costs (principally commissions)	$96,473	89,191
Accumulated amortization of leasing costs	(38,166)	(34,963)
Leasing costs (principally commissions), net of accumulated amortization	58,307	54,228

Acquired in-place lease intangibles	26,175	28,834
Accumulated amortization of acquired in-place lease intangibles	(12,870)	(11,918)
Acquired in-place lease intangibles, net of accumulated amortization	13,305	16,916

Acquired above market lease intangibles	1,723	1,721
Accumulated amortization of acquired above market lease intangibles	(1,174)	(1,007)
Acquired above market lease intangibles, net of accumulated amortization	549	714

Straight-line rents receivable	43,033	40,369
Accounts receivable	5,841	5,581
Mortgage loans receivable	1,658	1,679
Interest rate swap assets	—	3,485
Right of use assets — Office leases (operating)	2,253	2,115
Goodwill	990	990
Prepaid expenses and other assets	19,765	18,545
Total Other assets	$145,701	144,622

Liabilities
Unsecured bank credit facilities decreased $34,854,000 during the nine months ended September 30, 2020, mainly due to repayments of $458,506,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $423,270,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $69,897,000 during the nine months ended September 30, 2020, primarily due to the closing of a $100 million senior unsecured term loan in March and the amortization of debt issuance costs, partially offset by a $30 million principal repayment on $100 million of senior unsecured notes in August and new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt are described in greater detail under Liquidity and Capital Resources.

Secured debt decreased $6,578,000 during the nine months ended September 30, 2020.  The decrease resulted from regularly scheduled principal payments of $6,733,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses increased $18,433,000 during the nine months ended September 30, 2020.  A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Property taxes payable	$42,824	2,696
Development costs payable	9,864	11,766
Real estate improvements and capitalized leasing costs payable	6,001	4,636
Interest payable	6,270	6,370
Dividends payable	32,395	30,714
Book overdraft (1)	5,951	25,771
Other payables and accrued expenses	7,152	10,071
Total Accounts payable and accrued expenses	$110,457	92,024

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit.

Other liabilities increased $421,000 during the nine months ended September 30, 2020.  A summary of the Company’s Other liabilities follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Security deposits	$21,697	20,351
Prepaid rent and other deferred income	12,130	13,855
Operating lease liabilities — Ground leases	11,410	12,048
Operating lease liabilities — Office leases	2,287	2,141

Acquired below-market lease intangibles	8,637	8,616
Accumulated amortization of below-market lease intangibles	(5,738)	(4,494)
Acquired below-market lease intangibles, net of accumulated amortization	2,899	4,122

Interest rate swap liabilities	13,445	678
Prepaid tenant improvement reimbursements	26	56
Other liabilities	5,650	15,872
Total Other liabilities	$69,544	69,123

Equity
Additional paid-in capital increased $77,665,000 during the nine months ended September 30, 2020, primarily due to the issuance of common stock under the Company’s continuous common equity offering program (as discussed in Liquidity and Capital Resources) and activity related to stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the nine months ended September 30, 2020, EastGroup issued 587,544 shares of common stock under its continuous common equity offering program with net proceeds to the Company of $75,743,000.

For the nine months ended September 30, 2020, Distributions in excess of earnings increased $19,057,000 as a result of dividends on common stock of $90,239,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $71,182,000.

Accumulated other comprehensive income (loss) decreased $16,252,000 during the nine months ended September 30, 2020. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Note 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2020 was $24,401,000 ($0.62 per basic and diluted share) and $71,182,000 ($1.82 per basic and diluted share), respectively, compared to $22,571,000 ($0.60 per basic and diluted share) and $72,053,000 ($1.94 per basic and diluted share) for the same periods in 2019. The following paragraphs explain the change:

•PNOI increased by $5,513,000 ($0.14 per diluted share), or 9.1%, for the three months ended September 30, 2020, as compared to the same period of 2019. PNOI increased $3,934,000 from newly developed and value-add properties, $1,448,000 from same property operations and $1,071,000 from 2019 and 2020 acquisitions; PNOI decreased $930,000 from operating properties sold in 2019. Lease termination fee income was $192,000 and $34,000 for the three month periods ended September 30, 2020 and 2019, respectively. The Company recorded reserves for uncollectible rent of $446,000 and $26,000 during the three months ended September 30, 2020 and 2019, respectively. Straight-lining of rent increased Income from real estate operations by $904,000 and $1,170,000 for the three months ended September 30, 2020 and 2019, respectively.

    PNOI increased by $17,222,000 ($0.44 per diluted share), or 9.8%, for the nine months ended September 30, 2020, as compared to the same period of 2019. PNOI increased $12,126,000 from newly developed and value-add properties, $4,876,000 from 2019 and 2020 acquisitions and $3,332,000 from same property operations; PNOI decreased $3,122,000 from operating properties sold in 2019. Lease termination fee income was $661,000 and $1,019,000 for the nine month periods ended September 30, 2020 and 2019, respectively. The Company recorded reserves for uncollectible rent of $1,666,000 and $339,000 during the nine months ended September 30, 2020 and 2019, respectively. Straight-lining of rent increased Income from real estate operations by $3,734,000 and $3,789,000 for the nine months ended September 30, 2020 and 2019, respectively.

•There were no sales during the three months ended September 30, 2020 or 2019, respectively.

There were no sales during the nine months ended September 30, 2020; EastGroup recognized gains on sales of real estate investments of $11,406,000 ($0.31 per diluted share) during the same period of 2019.

•Depreciation and amortization expense increased by $3,221,000 ($0.08 per diluted share) and $8,646,000 ($0.22 per diluted share) during the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019.
EastGroup signed 56 leases with free rent concessions on 1,511,000 square feet during the three months ended September 30, 2020, with total free rent concessions of $2,710,000 over the lives of the leases. During the same period of 2019, the Company signed 40 leases with free rent concessions on 997,000 square feet with total free rent concessions of $1,460,000 over the lives of the leases.

During the nine months ended September 30, 2020, EastGroup signed 139 leases with free rent concessions on 3,792,000 square feet with total free rent concessions of $5,787,000 over the lives of the leases. During the same period of 2019, the Company signed 119 leases with free rent concessions on 3,332,000 square feet with total free rent concessions of $4,550,000 over the lives of the leases.

The Company’s percentage of leased square footage was 97.8% at September 30, 2020, compared to 97.9% at September 30, 2019.  Occupancy at September 30, 2020 was 96.4% compared to 97.4% at September 30, 2019.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through September 30, 2020). Same property average occupancy for the three and nine months ended September 30, 2020, was 96.8% and 96.9%, respectively, compared to 97.3% and 96.9% for the same periods of 2019.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through September 30, 2020). The same property average rental rate was $6.12 and $6.07 per square foot for the three and nine months ended September 30, 2020, respectively, compared to $6.00 and $5.94 per square foot for the same periods of 2019.

Interest expense decreased $175,000 and $1,064,000 for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The following table presents the components of Interest expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$212	1,604	(1,392)	1,528	5,182	(3,654)
Amortization of facility fees - unsecured bank credit facilities	198	199	(1)	591	591	—
Amortization of debt issuance costs - unsecured bank credit facilities	141	139	2	421	416	5
Total variable rate interest expense	551	1,942	(1,391)	2,540	6,189	(3,649)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	8,553	7,041	1,512	25,249	20,005	5,244
Secured debt interest (excluding amortization of debt issuance costs)	1,408	1,508	(100)	4,299	5,503	(1,204)
Amortization of debt issuance costs - unsecured debt	158	117	41	454	394	60
Amortization of debt issuance costs - secured debt	55	60	(5)	170	190	(20)
Total fixed rate interest expense	10,174	8,726	1,448	30,172	26,092	4,080
Total interest	10,725	10,668	57	32,712	32,281	431
Less capitalized interest	(2,378)	(2,146)	(232)	(7,562)	(6,067)	(1,495)
TOTAL INTEREST EXPENSE	$8,347	8,522	(175)	25,150	26,214	(1,064)

(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.
The Company’s variable rate interest expense decreased by $1,391,000 and $3,649,000 for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 primarily due to decreases in the Company’s weighted average variable interest rates and average borrowings on its unsecured bank credit facilities as shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$72,083	195,701	(123,618)	105,811	203,347	(97,536)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	1.17%	3.24%		1.93%	3.40%

The Company’s fixed rate interest expense increased by $1,448,000 and $4,080,000 for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 as a result of the unsecured debt and secured debt activity described below.

Interest expense from fixed rate unsecured debt increased by $1,512,000 and $5,244,000 during the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019. The increases resulted from the Company’s unsecured debt activity described below.

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

(1) The interest rate on this unsecured term loan is comprised of LIBOR plus 150 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.75% as of September 30, 2020. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

(2) The interest rate on this unsecured term loan is comprised of LIBOR plus 145 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.39% as of September 30, 2020. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

The increase in interest expense from the new unsecured debt was partially offset by the repayment of the following unsecured debt during 2019 and 2020:

UNSECURED DEBT REPAID IN 2019 and 2020	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$75 Million Senior Unsecured Term Loan	2.85%	07/31/2019	$75,000
$30 Million Senior Unsecured Notes	3.80%	08/28/2020	30,000
Weighted Average/Total Amount for 2019 and 2020	3.12%		$105,000

The increase in interest expense from unsecured debt was partially offset by a decrease in secured debt interest expense. Interest expense from secured debt decreased by $100,000 and $1,204,000 during the three and nine month periods ended September 30, 2020, respectively, as compared to the same periods in 2019 as a result of regularly scheduled principal payments and the payoffs described in the table below. Regularly scheduled principal payments on secured debt were $6,733,000 during the nine months ended September 30, 2020. During the year ended December 31, 2019, regularly scheduled principal payments on secured debt were $9,821,000. EastGroup did not repay any secured debt during the nine months ended September 30, 2020. The details of the secured debt repaid in 2019 are shown in the following table:

SECURED DEBT REPAID IN 2019	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington	7.50%	04/05/2019	$45,725
Blue Heron II	5.39%	12/16/2019	47
Weighted Average/Total Amount for 2019	7.50%		$45,772

EastGroup did not obtain any new secured debt during 2019 or the first nine months of 2020.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $232,000 and $1,495,000 for the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019, due to growth in the development and value-add program.

Depreciation and amortization expense increased $3,221,000 and $8,646,000 for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to the operating properties acquired by the Company in 2019 and 2020 and the properties transferred from Development and value-add properties in 2019 and 2020, partially offset by operating properties sold in 2019.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, decreased $11,406,000 for the nine months ended September 30, 2020, as compared to the same period in 2019. The Company did not sell any properties during the first nine months of 2020. During the first quarter of 2019, EastGroup sold World Houston 5 in Houston. The 51,000 square foot property was sold for $3,808,000; EastGroup recognized a gain on the sale of $2,325,000 during the first quarter of 2019. During the second quarter of 2019, the Company sold Altamonte Commerce Center in Orlando. The 186,000 square foot property was sold for $14,850,000; EastGroup recognized a gain on the sale of $9,081,000 during the second quarter of 2019. There were no property sales during the three months ended September 30, 2019.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and nine months ended September 30, 2020 and 2019 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2020	2019	2020	2019
		(In thousands)
Upgrade on Acquisitions	40 yrs	$117	750	282	1,105
Tenant Improvements:
New Tenants	Lease Life	3,114	4,706	8,870	11,508
Renewal Tenants	Lease Life	398	506	2,403	2,033
Other:
Building Improvements	5-40 yrs	1,195	1,576	3,185	4,364
Roofs	5-15 yrs	1,443	2,701	5,025	8,239
Parking Lots	3-5 yrs	90	783	439	1,268
Other	5 yrs	207	436	560	816
Total Real Estate Improvements (1)		$6,564	11,458	20,764	29,333

(1)Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Total Real Estate Improvements	$20,764	29,333
Change in Real Estate Property Payables	585	(2,852)
Change in Construction in Progress	4,187	1,315
Real Estate Improvements on the Consolidated Statements of Cash Flows	$25,536	27,796

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2020 and 2019 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2020	2019	2020	2019
		(In thousands)
Development and Value-Add	Lease Life	$1,356	2,152	3,873	6,085
New Tenants	Lease Life	2,164	1,415	4,385	4,478
Renewal Tenants	Lease Life	2,690	1,149	6,432	3,679
Total Capitalized Leasing Costs		$6,210	4,716	14,690	14,242
Amortization of Leasing Costs		$3,782	3,285	10,636	9,724

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

The Company did not classify any properties as held for sale as of September 30, 2020 and December 31, 2019.

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

There were no sales during the nine months ended September 30, 2020.

During the three months ended March 31, 2019, EastGroup sold World Houston 5 in Houston. The 51,000 square foot property was sold for $3,808,000; EastGroup recognized a gain on the sale of $2,325,000 during the first quarter of 2019. During the three months ended June 30, 2019, the Company sold Altamonte Commerce Center in Orlando. The 186,000 square foot property was sold for $14,850,000; EastGroup recognized a gain on the sale of $9,081,000 during the second quarter of 2019. There were no property sales during the three months ended September 30, 2019.

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
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $179,607,000 for the nine months ended September 30, 2020.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt and proceeds from common stock offerings.  The Company distributed $88,558,000 in common stock dividends during the nine months ended September 30, 2020.  Other primary uses of cash were for repayments on unsecured bank credit facilities, unsecured debt and secured debt, the construction and development of properties, purchases of real estate and capital improvements at various properties.

Total debt at September 30, 2020 and December 31, 2019 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$77,474	112,710
Unamortized debt issuance costs	(934)	(1,316)
Unsecured bank credit facilities	76,540	111,394

Unsecured debt - fixed rate, carrying amount (1)	1,010,000	940,000
Unamortized debt issuance costs	(1,988)	(1,885)
Unsecured debt	1,008,012	938,115

Secured debt - fixed rate, carrying amount (1)	126,674	133,422
Unamortized debt issuance costs	(159)	(329)
Secured debt	126,515	133,093

Total debt	$1,211,067	1,182,602

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company has a $350 million unsecured bank credit facility with a group of nine banks; the facility has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of September 30, 2020, the Company had $65,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 1.146%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company also has a $45 million unsecured bank credit facility with a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of September 30, 2020, the interest rate was 1.148% on a balance of $12,474,000.

As of September 30, 2020, the outstanding balance on the Company’s $395 million unsecured revolving credit facilities was $77.5 million, and as of October 27, 2020, the availability on the revolving credit facilities increased to the full capacity of $395 million. The Company used proceeds from the $175 million senior unsecured notes received on October 14, 2020 to repay its revolving credit facilities.

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

In March 2020, the Company closed a $100 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (1.45% as of September 30, 2020 and October 27, 2020) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.39%.

In July 2020, the Company and a group of lenders agreed to terms on the private placement of $175 million of senior unsecured notes with a weighted average fixed interest rate of 2.65%. The $100 million note has a 10-year term and a fixed interest rate of 2.61%, and the $75 million note has a 12-year term and a fixed interest rate of 2.71%. These maturity dates complement the Company's existing debt maturity schedule. The notes dated August 17, 2020, were issued and sold on October 14, 2020 and require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In August 2020, the Company made a $30 million principal repayment on $100 million of senior unsecured notes with a fixed interest rate of 3.80%.

In October 2020, EastGroup repaid (with no penalty) a mortgage loan with a balance of $45.9 million, an interest rate of 4.39% and an original maturity date of January 5, 2021.

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

On December 20, 2019, EastGroup entered into sales agreements with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; and Wells Fargo Securities, LLC in connection with the establishment of a new continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time. As of October 28, 2020, the Company has sold an aggregate of 587,544 shares of common stock with gross proceeds of $76,729,000 under the sales agency financing agreements, and EastGroup may offer and sell additional shares of its common stock with an aggregate gross sales price of up to $673,271,000 through the sales agents.

During the nine months ended September 30, 2020, EastGroup issued and sold 587,544 shares of common stock under its continuous common equity offering program at an average price of $130.59 per share with gross proceeds to the Company of

$76,729,000. The Company incurred offering-related costs of $986,000 during the nine months, resulting in net proceeds to the Company of $75,743,000.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2019, did not materially change during the nine months ended September 30, 2020, except for the changes in Unsecured bank credit facilities, Unsecured debt and Secured debt discussed above.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 14 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of September 30, 2020.

	October – December 2020	2021	2022		2023	2024	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	77,474	(1)	—	—	—	77,474	76,981	(2)
Weighted average interest rate	—	—	1.15%	(3)	—	—	—	1.15%
Unsecured debt - fixed rate (in thousands)	$75,000	40,000	75,000		115,000	120,000	585,000	1,010,000	1,033,333	(4)
Weighted average interest rate	3.45%	2.34%	3.03%		2.96%	3.47%	3.42%	3.30%
Secured debt - fixed rate (in thousands)	$2,299	89,562	32,770		119	122	1,802	126,674	128,613	(4)
Weighted average interest rate	4.42%	4.55%	4.09%		3.85%	3.85%	3.85%	4.42%

(1)The variable-rate unsecured bank credit facilities mature in July 2022 and as of September 30, 2020, have balances of $65,000,000 on the $350 million unsecured bank credit facility and $12,474,000 on the $45 million unsecured bank credit facility.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of September 30, 2020.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of September 30, 2020, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 12 basis points, interest expense and cash flows would increase or decrease by approximately $89,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s third fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.RISK FACTORS.

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

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The United States, which is where EastGroup’s properties are located, has experienced and is continuing to experience widespread infection, and there is uncertainty regarding how long the pandemic will impact the United States and the rest of the world. Unprecedented, extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to, and may continue to lead to, reduced economic activity in certain sectors and an increase in unemployment throughout the United States, including in some markets where our properties are located. As a result, there has been, and may continue to be, a period of economic slowdown, the severity of which is uncertain. Such economic slowdown, among other disruptions caused by the COVID-19 pandemic has, and may continue to, adversely impact our financial condition and results of operations and the financial condition and results of operations of our tenants.

Our ability to lease our properties and collect rental revenues and expense reimbursements is dependent upon national, regional and local economic conditions. The potential inability to renew leases, lease vacant space or re-lease space as leases expire on favorable terms, or at all, could cause a decline in our receipt of rental payments. We have been in communication with a portion of our customer base regarding the COVID-19 pandemic and have previously received rent relief requests from a number of our customers; while the frequency of rent relief requests has slowed during the three months ended September 30, 2020, we are continuing to receive rent relief requests from our customers and may in the future receive additional rent relief requests. We have granted rent relief requests from certain of our customers and denied other requests, and we may or may not grant such future requests from our customers. Granting rent relief could adversely affect our financial condition, results of operations and cash flows.

Some of our customers are experiencing a deterioration in their financial position, results of operations and cash flows; as a result, some have been unable to pay their rent and expense reimbursements. To date, this has had an immaterial impact on our rent collections. However, if our customers continue to experience such deterioration, this could adversely affect our financial condition, results of operations and cash flows.
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
The economic uncertainty surrounding the COVID-19 pandemic has caused and may continue to cause disruption and instability in the financial markets and may impact our ability to raise capital from debt and equity markets on favorable terms or at all.
The health and well-being of our customers, employees, directors and other stakeholders is of great importance to us. We are striving to accommodate flexible working arrangements to ensure the health and safety of our team, while continuing to perform our job duties and provide services to our customers and other stakeholders. There are risks associated with remote working arrangements, including, but not limited to, risks related to cyber-security. We are continuing to monitor and adhere to federal, state and local government guidelines regarding our work arrangements with the goal of preventing the spread of COVID-19 to our workforce, our customers and our communities. There are risks and uncertainties related to the health of our employees and directors; any potential deterioration of the health of key personnel could impact our business operations.

The ongoing COVID-19 pandemic and the current economic, financial and capital markets environment present material risks and uncertainties for us. However, the rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operations and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 pandemic in the United States. To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operations and cash flows, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 6.EXHIBITS.

Exhibits
The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020:

Exhibit Number	Description
10.1	Form of Indemnification Agreement entered into by and between the Company and each of its directors and executive officers (filed herewith).
10.2	Form of First Amendment to the Severance and Change in Control Agreement, entered into by and between the Company and each of R. Reid Dunbar and Ryan M. Collins (filed herewith).
10.3	Form of Severance and Change in Control Agreement, entered into by and between the Company and Staci H. Tyler (filed herewith).
10.4
Note Purchase Agreement, dated as of August 17, 2020, among EastGroup Properties, L.P., the Company and the purchasers of the notes party thereto (including the form of the 2.61% Series A Senior Notes due October 14, 2030 and the 2.71% Series B Senior Notes due October 14, 2032) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-07094) filed August 21, 2020).

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

Date:  October 28, 2020

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer