Form 10-K
period 2020-12-31
EASTGROUP PROPERTIES INC
filed 2021-02-17
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter:  $4,560,365,000.

The number of shares of common stock, $0.0001 par value, outstanding as of February 16, 2021 was 39,659,603.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect EastGroup Properties, Inc.'s (the “Company” or “EastGroup”) expectations and projections about the Company’s future results, performance, prospects, plans and opportunities. The Company has attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “goals,” “plans” or variations of such words and similar expressions. These forward-looking statements are based on information currently available to the Company and are subject to a number of known and unknown assumptions, risks, uncertainties and other factors that may cause the Company’s actual results, performance, plans or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. The Company does not undertake publicly to update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy the Company’s obligations under federal securities laws.

The following are some, but not all, of the risks, uncertainties and other factors that could cause the Company’s actual results to differ materially from those presented in the Company’s forward-looking statements (the Company refers to itself as “we,” “us” or “our” in the following):

•international, national, regional and local economic conditions;
•the duration and extent of the impact of the coronavirus (“COVID-19”) pandemic and any related orders or other formal recommendations for social distancing on our business operations or the business operations of our tenants (including their ability to timely make rent payments) and the economy generally;
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
•potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants, or our ability to lease space at current or anticipated rents, particularly in light of the significant uncertainty as to the conditions under which current or potential tenants will be able to operate physical locations in the future;
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
•pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19;
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
•our ability to attract and retain key personnel;
•the consequences of future terrorist attacks or civil unrest; and
•environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K for the year ended December 31, 2020.

PART I

ITEM 1.  BUSINESS.

The Company
EastGroup Properties, Inc., which we refer to in this Annual Report as the “Company” or “EastGroup,” is an internally-managed equity real estate investment trust (“REIT”) first organized in 1969. EastGroup is focused on the development, acquisition and operation of industrial properties in major Sunbelt markets throughout the United States, primarily in the states of Florida, Texas, Arizona, California and North Carolina. EastGroup’s strategy for growth is based on ownership of premier distribution facilities generally clustered near major transportation features in supply-constrained submarkets. EastGroup is a Maryland corporation, and its common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “EGP.”  The Company has elected to be taxed and intends to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Available Information
The Company maintains a website at www.eastgroup.net.  The Company posts its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (the “SEC”).  In addition, the Company's website includes items related to corporate governance matters, including, among other things, the Company's corporate governance guidelines, charters of various committees of the Board of Directors, and the Company's code of business conduct and ethics applicable to all employees, officers and directors.  The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code of business conduct and ethics applicable to the Company's directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.  Copies of these reports and corporate governance documents may be obtained, free of charge, from the Company's website.  We are providing our website address solely for the information of investors, and the information on our website is not a part of or incorporated by reference into this annual report on Form 10-K or our other filings with the SEC.

You may also access any materials we file with the SEC through the EDGAR database on the SEC's website at www.sec.gov.

Administration
EastGroup maintains its principal executive office and headquarters in Ridgeland, Mississippi.  The Company also has regional offices in Atlanta, Dallas and Los Angeles and asset management offices in Orlando, Miami, Houston and Phoenix.  EastGroup has property management offices in Jacksonville, Tampa, Charlotte and San Antonio.  Offices at these locations allow the Company to provide property management services to all of its Florida, Texas (except Austin and El Paso), Arizona, North Carolina, South Carolina and Georgia properties, which together account for 78% of the Company’s total portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Georgia, Texas and California provide oversight of the Company's development and value-add program.  As of February 16, 2021, EastGroup had 79 full-time employees and 1 part-time employee.

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

As of December 31, 2020, EastGroup owned 406 industrial properties and one office building in 11 states. As of that same date, the Company's portfolio, including development projects and value-add properties in lease-up and under construction, included approximately 46.6 million square feet consisting of 369 business distribution buildings containing 41.9 million square feet, 13 bulk distribution buildings containing 3.5 million square feet, and 24 business service buildings containing 1.2 million square feet. As of December 31, 2020, EastGroup's operating portfolio was 98% leased to approximately 1,550 tenants, with no single tenant accounting for more than approximately 1% of the Company's income from real estate operations. As of February 16, 2021, the properties which were in the development and value-add program at year-end were approximately 35% leased.

During 2020, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company purchased 509,000 square feet of operating and value-add properties and 232.6 acres of land for a total of $122.2 million.  Also during 2020, the Company began construction of 5 development projects containing 851,000 square feet and transferred 18 projects, which contain 2.4 million square feet and had costs of $249.4 million at the date of transfer, from its development and value-add program to real estate properties.

During 2020, EastGroup completed dispositions including 126,000 square feet of operating properties, which generated gross proceeds of $21 million.

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

Regulations
Compliance with various governmental regulations has an impact on EastGroup's business, including EastGroup's capital expenditures, earnings and competitive position, which can be material. EastGroup incurs costs to monitor and take actions to comply with governmental regulations that are applicable to its business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, and the Americans with Disabilities Act of 1990 (“ADA”).

The COVID-19 pandemic has impacted all states where EastGroup's customers operate their businesses or where EastGroup's properties are located. EastGroup's business and its customers' businesses have been impacted and may continue to be impacted by measures taken to control the COVID-19 outbreak (including “shelter-in-place” or “stay-at-home” orders, density limitations and social distancing orders, and other mandates issued by local, state or federal authorities).

Under various federal, state and local laws, ordinances and regulations, an owner of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property.  Many such laws impose liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances.  The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to use such property as collateral in its borrowings.  EastGroup’s properties have generally been subject to Phase I Environmental Site Assessments (“ESAs”) by independent environmental consultants and, as necessary, have been subjected to Phase II ESAs.  These reports have not revealed any potential significant environmental liability.  Our management is not aware of any environmental liability that would have a material adverse effect on EastGroup’s business, assets, financial position or results of operations.

See “Item 1A. Risk Factors” in this Annual Report for a discussion of material risks to EastGroup, including related to governmental regulations and environmental matters.

Environmental, Social and Governance (“ESG”) Matters
EastGroup's commitment to ESG initiatives is evidenced by its building standards, corporate policies and procedures and positive company culture. At EastGroup, protecting the environment is important to the Company's employees, families, customers and communities.  The Company strives to support sustainability through its commitment to build high performance and environmentally responsible properties.  Through EastGroup’s continued efforts, numerous properties have been Leadership in Energy and Environmental Design (“LEED”) and ENERGY STAR certified, and all of the Company's development properties are built to LEED certifiable standards. The Company is continually investing in energy-efficient improvements throughout its portfolio, such as LED lighting, skylights, white reflective roofing, car charging stations and smart sensor irrigation systems. The Company strives for efficiency in operating properties with innovative solutions that lower operational costs and reduce the environmental footprint. The Company believes its continued commitment to pursue environmentally conscious performance and standards through sustainability best practices creates long-term value for the environment, the Company and its shareholders.

In addition, EastGroup and its employees are committed to social responsibility and are active participants in the communities where they live and work.  EastGroup's employees volunteer for numerous charities, and the Company coordinates volunteer opportunities for its employees and provides paid time off for volunteering in order to encourage participation and increase social engagement in all of the communities in which we operate.

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

Readers are encouraged to visit our website and review our 2020 Environmental, Social & Governance Report for more detail regarding our ESG programs and initiatives. Nothing on our website or in the referenced report shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Human Capital Matters
We believe our employees are a critical component of the success and sustainability of our Company, and we are committed to providing a diverse and inclusive work environment that encourages collaboration and teamwork.

•Workforce Diversity: As of February 16, 2021, we employed 80 team members located in 12 offices in Arizona, California, Florida, Georgia, Mississippi, North Carolina and Texas. Our team is comprised of asset, construction and property management personnel; accounting, administrative, human resources and information technology personnel; and our corporate leadership team. Our current employee base is 75% comprised of women. The officer group is comprised of 40% women and 60% men. 18% of our employees identify as racial or ethnic minorities. Our Board of Directors includes two women and seven men. With 80 employees and nine directors, each team member plays a vital role in the success of the company.

•Employee Tenure: We believe our culture supports our employees and creates a positive, professional environment that encourages longevity for our team members. The average tenure of our workforce is 10 years, and 12 years for our officers.

•Compensation, Benefits, Health and Safety: EastGroup offers a comprehensive employee benefits program and what we believe are socially-responsible policies and practices in order to support the overall well-being of our employees and create a safe, professional and inclusive work environment. Some of the benefits we offer include a robust 401(k) matching program, generous personal leave policy, flexible work schedules, paid time off for volunteering, annual health and wellness checkups, employer-paid health insurance for all full-time employees, tobacco cessation program, athletic club and tuition reimbursement programs, and a competitive pay structure.

•Training and Development: We have a formal, certificate-based learning program for all employees; learning objectives include topics such as diversity and inclusion, unconscious bias and anti-harassment. Our employees are provided with training, education and peer mentoring programs to further develop their professional skill set, enhancing the level of customer service provided to our customers.

•Policies: We have various policies and practices in place, including a Code of Ethics and Business Conduct, Whistleblower Program, Equal Opportunity and Commitment to Diversity, ADA & Reasonable Accommodation, Commitment to Safety, Community Service, Family Medical Leave, Standards of Conduct, Workplace Violence Prevention, Healthy, Wealthy, Wise Benefits Summary, and Cybersecurity.

•Company and Board Engagement: We value our employees, and our focus on human capital management and other socially-responsible initiatives is at the forefront of discussions and decisions with both management and the Board of Directors.

ITEM 1A.  RISK FACTORS.

In addition to the other information contained or incorporated by reference in this document, readers should carefully consider the following risk factors.  Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company's financial condition and the performance of its business. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair its business operations.  The Company refers to itself as “we”, “us” or “our” in the following risk factors.

Real Estate Industry Risks
We face risks associated with local real estate conditions in areas where we own properties.  We may be adversely affected by general economic conditions and local real estate conditions.  For example, an oversupply of industrial properties in a local area or a decline in the attractiveness of our properties to tenants would have a negative effect on us.  Other factors that may affect general economic conditions or local real estate conditions include:

•population and demographic trends;
•employment and personal income trends;
•income and other tax laws;
•changes in interest rates and availability and costs of financing;
•increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;
•changes in the price of oil;
•construction costs; and
•impacts of the COVID-19 pandemic on our business and tenants.

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

We face risks associated with our property development.  We intend to continue to develop properties where we believe market conditions warrant such investment.  Once made, our investments may not produce results in accordance with our expectations.  Risks associated with our current and future development and construction activities include:

•the availability of favorable financing alternatives;
•the risk that we may not be able to obtain land on which to develop or that due to the increased cost of land, our activities may not be as profitable;
•construction costs exceeding original estimates due to rising interest rates and increases in the costs of materials and labor;
•construction and lease-up delays resulting in increased debt service, fixed expenses and construction costs;
•expenditure of funds and devotion of management's time to projects that we do not complete;
•fluctuations of occupancy and rental rates at newly completed properties, which depend on a number of factors, including market and economic conditions, resulting in lower than projected rental rates and a corresponding lower return on our investment; and
•complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits.

We face risks associated with property acquisitions.  We acquire individual properties and portfolios of properties and intend to continue to do so.  Our acquisition activities and their success are subject to the following risks:

•when we are able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;
•acquired properties may fail to perform as we project;
•the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;
•acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected; and
•we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, to the transferor with respect to unknown liabilities. As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

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

We face risks due to lack of geographic and real estate sector diversity.  Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Florida, Texas, Arizona, California and North Carolina. As of December 31, 2020, our largest markets were Houston, Dallas and Tampa. We owned operating properties totaling 5.8 million square feet in Houston, 4.6 million square feet in Dallas and 4.5 million square feet in Tampa, which represent 13.2%, 10.4% and 10.3%, respectively, of the Company's total Real estate properties on a square foot basis.  A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.  In addition, our investments in real estate assets are concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included other sectors of the real estate industry.

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

Climate change and its effects, including compliance with new laws or regulations such as “green” building codes, may require us to make improvements to our existing properties or result in unanticipated losses that could affect our business and financial condition. To the extent that climate change causes an increase in catastrophic weather events, such as severe storms, fires or floods, our properties may be susceptible to an increase in weather-related damage.  Even in the absence of direct physical damage to our properties, the occurrence of any natural disasters or a changing climate in the area of any of our properties could have a material adverse effect on business, supply chains and the economy generally. Climate change could cause an increase in property and casualty insurance premiums. The potential impacts of future climate change on our properties could adversely affect our ability to lease, develop or sell our properties or to borrow using our properties as collateral.  In addition, any proposed legislation enacted to address climate change could increase the costs of energy, utilities and overall development. The resulting costs of any proposed legislation may adversely affect our financial position, results of operations and cash flows.

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

Increases in interest rates would increase our interest expense. At December 31, 2020, we had $125 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

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

We may fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct dividends to stockholders in computing our taxable income and will be subject to federal income tax at regular corporate rates. In addition, we may be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would significantly reduce the cash flow available for distribution to stockholders and for debt service. Furthermore, we would no longer be required by the Internal Revenue Code to make any dividends to our stockholders as a condition of REIT qualification. If we were to fail to qualify as a REIT, subject to certain limitations in the Internal Revenue Code, corporate stockholders may be eligible for the dividends received deduction, and individual, trust and estate stockholders may be eligible to treat the dividends received from us as qualified dividend income taxable as net capital gains under the provisions of Section 1(h)(11) of the Internal Revenue Code. However, non-corporate stockholders (including individuals) will not be able to deduct 20% of certain dividends they receive from us. The REIT qualification requirements are extremely complex, and interpretation of the U.S. federal income tax laws governing REIT qualification is limited. Although we believe we have operated and intend to operate in a manner that will continue to qualify us as a REIT, we cannot be certain that we have been or will be successful in continuing to be taxed as a REIT. In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification.

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
Certain tax and anti-takeover provisions of our charter and bylaws may inhibit a change of our control. Certain provisions contained in our charter and bylaws and the Maryland General Corporation Law may discourage a third party from making a tender offer or acquisition proposal to us. If this were to happen, it could delay, deter or prevent a change in control or the removal of existing management. These provisions also may delay or prevent our stockholders from receiving a premium for their common shares over then-prevailing market prices. These provisions include:
•the REIT ownership limit described above;
•special meetings of our stockholders may be called only by the chairman of the board, the chief executive officer, the president, a majority of the board or by stockholders possessing a majority of all the votes entitled to be cast at the meeting;
•our Board of Directors may authorize and issue securities without stockholder approval; and
•advance-notice requirements for proposals to be presented at stockholder meetings.

In addition, Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations and certain “business combinations” and “control share acquisitions.”  Our bylaws contain provisions exempting us from the Maryland Control Share Acquisition Act and the

Maryland Business Combination Act. Our bylaws prohibit the repeal, amendment or alteration of our Maryland Control Share Acquisition opt out without the approval by the Company’s stockholders; however, there can be no assurance that this provision will not be amended or eliminated at some time in the future.

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

Pandemics, such as COVID-19, and mitigation efforts to control the spread of such disease have impacted and are expected to continue to impact our business. Our financial condition, results of operations and cash flows could be adversely affected by factors relating to such pandemics. In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. The United States, where EastGroup’s properties are located, has experienced and is continuing to experience widespread infection, and there is uncertainty regarding how long the pandemic will impact the United States and the rest of the world. Unprecedented, extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to, and may continue to lead to, reduced economic activity in certain sectors and an increase in unemployment throughout the United States, including in some markets where our properties are located. As a result, there has been, and may continue to be, a period of economic slowdown, the severity and duration of which remains uncertain. Such economic slowdown, among other disruptions caused by the COVID-19 pandemic may adversely impact our financial condition and results of operations and the financial condition and results of operations of our tenants.

Our ability to lease our properties and collect rental revenues and expense reimbursements is dependent upon national, regional and local economic conditions. The potential inability to renew leases, lease vacant space or re-lease space as leases expire on favorable terms, or at all, could cause a decline in our receipt of rental payments. We have been in communication with a portion of our customer base regarding the COVID-19 pandemic and have previously received rent relief requests from a number of our customers. Although we may in the future receive additional rent relief requests, they have largely ended. We have granted rent relief requests from certain of our customers and denied other requests, and we may or may not grant such future requests from our customers. Granting rent relief could adversely affect our financial condition, results of operations and cash flows.
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

The ongoing COVID-19 pandemic and the current economic, financial and capital markets environment present material risks and uncertainties for us. However, the rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operations and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 pandemic in the United States. To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operations and cash flows, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EastGroup owned 406 industrial properties and one office building at December 31, 2020.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona, California and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 16, 2021, EastGroup’s portfolio was 97.9% leased and 96.7% occupied by approximately 1,550 tenants, with no single tenant accounting for more than approximately 1% of the Company's income from real estate operations.  The Company has developed approximately 46% of its total portfolio (on a square foot basis), which includes real estate properties and development and value-add properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (89% of the total portfolio) with the remainder in bulk distribution space (8%) and business service space (3%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 24-30 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2020, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

The Company's lease expirations for the next ten years are detailed below:

Years Ending December 31,	Number of Leases Expiring	Total Area of Leases Expiring (in Square Feet)	Annualized Current Base Rent of Leases Expiring (1)	% of Total Base Rent of Leases Expiring
2021 (2)	339	6,520,000	$43,528,000	15.9%
2022	288	7,368,000	$46,418,000	16.9%
2023	283	6,554,000	$41,282,000	15.0%
2024	239	7,106,000	$44,575,000	16.3%
2025	169	5,616,000	$37,232,000	13.6%
2026	107	3,805,000	$22,858,000	8.3%
2027	51	2,257,000	$16,071,000	5.9%
2028	33	1,525,000	$6,900,000	2.5%
2029	17	1,045,000	$6,893,000	2.5%
2030 and beyond	22	1,196,000	$8,602,000	3.1%

(1)Represents the monthly cash rental rates, excluding tenant expense reimbursements, as of December 31, 2020, multiplied by 12 months.
(2)Includes month-to-month leases.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course and other actions not deemed to be material. Of these matters, substantially all of which are to be covered by the Company’s liability insurance and which, in the aggregate, are not expected to have a material adverse effect on the Company's financial condition or results of operations. The Company cannot predict the outcome of any litigation with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, which could materially affect its financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II.  OTHER INFORMATION

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s shares of common stock are listed for trading on the NYSE under the symbol “EGP.”  As of February 16, 2021, there were 401 holders of record of the Company's 39,659,603 outstanding shares of common stock. The Company distributed all of its 2020 and 2019 taxable income to its stockholders. Accordingly, no significant provisions for income taxes were necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2020 and 2019.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2020	2019
Common Share Distributions:	(Per share)
Ordinary dividends	$3.32868	3.14000
Nondividend distributions	—	—
Unrecaptured Section 1250 capital gain	—	—
Other capital gain	—	—
Total Common Distributions	$3.32868	3.14000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2020 through October 31, 2020	—	$—	—	—
November 1, 2020 through November 30, 2020(1)	2,482	141.24	—	—
December 1, 2020 through December 31, 2020	—	—	—	—
Total	2,482	$141.24	—

(1)As permitted under the Company's equity compensation plans, these shares were withheld by the Company to satisfy the tax withholding obligations for those employees who elected this option in connection with the vesting of shares of restricted stock.

Performance Graph
The following graph compares, over the five years ended December 31, 2020, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE Nareit Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ended
EastGroup
FTSE Nareit Equity REITs
S&P 500 Total Return

	Fiscal years ended December 31,
	2015	2016	2017	2018	2019	2020
EastGroup	$100.00	137.54	169.66	181.42	268.86	286.87
FTSE Nareit Equity REITs	100.00	108.52	114.20	108.92	137.24	126.26
S&P 500 Total Return	100.00	111.96	136.40	130.43	171.50	203.06

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2015, and that all dividends were reinvested.

ITEM 6. RESERVED.

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

Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. Global, national and local economies continue to be impacted by the pandemic and the mitigation efforts to combat the spread of COVID-19.

During the course of the COVID-19 pandemic, the United States has experienced, and may continue to experience, significant health, social and economic impacts from COVID-19. EastGroup’s operations, occupancy and rent collections have remained substantially stable during this period. As of February 16, 2021, the Company has received rent relief requests, primarily in the form of payment deferral requests, from approximately 28% of its customers based on rental revenue. These requests have largely ended; for comparison, this is only a slight increase from 26% at the end of April 2020 during the beginning of the pandemic. To date, approximately 18% of these requests have been granted some form of relief, which represents approximately 5% of the Company’s customers on a square foot basis. The Company has executed rent deferral agreements totaling $1.7 million, which represents approximately 0.4% of the Company’s 2020 revenue. The deferrals all relate to 2020 rental income with no future period deferred rents. The terms differ for each deferral agreement, and all deferred rent payments that were due through December 31, 2020 have been collected with the exception of $27,000. As of February 16, 2021, 59% of total deferred rent has been collected. Under modified COVID-19-related guidance provided by the Financial Accounting Standards Board (“FASB”), rental income for the majority of these deferral agreements ($1.4 million of the $1.7 million) qualifies to be recognized as rental income in the periods in which it was charged under the original terms of the leases. When requests were made, they were handled on a case-by-case basis, and the Company’s responses were dependent on its understanding of the financial strength of the customer, the operational and earnings impacts being experienced by the customer, and the customer’s ability or inability to obtain capital through debt or equity issuances, government assistance programs or by other means. As of February 16, 2021, rent payment deferrals representing approximately 0.4% of the Company's 2020 revenue have not been significant; the Company is continuing to actively monitor the evolving COVID-19 situation and its impact on the Company’s cash flows and operations.

As of February 16, 2021, the Company’s rent collection and rent payment deferral status was as follows:

Period	% of Rent Collected(1)	% of Uncollected Rent Deferred to Future Period	% of Uncollected Rent With No Deferral Agreement

Quarterly
Q1 2020	99.8%	0.0%	0.2%
Q2 2020	99.6%	0.3%	0.1%
Q3 2020	99.5%	0.2%	0.3%
Q4 2020	99.5%	0.1%	0.4%
Monthly
October 2020	99.3%	0.2%	0.5%
November 2020	99.4%	0.1%	0.5%
December 2020	99.7%	0.1%	0.2%
January 2021	99.5%	0.0%	0.5%
February 2021(2)	95.1%	0.0%	4.9%
(1)     Customer payments are received daily. The collection information presented is current through February 16, 2021, and the Company anticipates continuing to receive payments which will increase the % of Rent Collected.
(2)     Represents the period of February 1, 2021 through February 16, 2021 and assumes collections from government-related tenants. For comparison, as of February 16, 2021, February rental receipts are slightly higher than the January rental receipts were as of January 16, 2021.

We believe EastGroup’s financial condition and balance sheet remain strong. As of December 31, 2020, the outstanding balance on the Company’s $395 million unsecured revolving credit facilities was $125 million, providing $270 million of available capacity. During 2020, EastGroup has only drawn amounts on its unsecured revolving credit facilities for general corporate purposes in the ordinary course of business. The Company is in compliance with its debt covenants at December 31, 2020 and anticipates remaining in compliance for the foreseeable future. The Company’s recent debt and equity activity is further described under Liquidity and Capital Resources.
The Company has been continuing construction on already-active development and value-add projects. During the second and third quarters of 2020, EastGroup did not begin construction on any new development projects. During the fourth quarter of 2020, the Company started construction on three new development projects. Management will continue to monitor the economic conditions of the Company’s markets to determine whether to begin construction on additional future development projects.

The future impacts of COVID-19 on the Company are largely dependent on the severity and duration of the economic uncertainty and its effect on EastGroup’s customers and cannot be predicted with certainty at this time.

General
The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing. During 2020, EastGroup issued 709,924 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $92.7 million. Also during 2020, the Company closed on a private placement of $175 million of senior unsecured notes with a weighted average fixed interest rate of 2.65% and a $100 million senior unsecured term loan with an effective fixed interest rate of 2.39%. EastGroup's financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary revenue is rental income.  During 2020, EastGroup executed leases on 8,118,000 square feet (18.5% of EastGroup’s total square footage of 43,854,000 as of December 31, 2020). For new and renewal leases signed during 2020, average rental rates increased by 21.7% as compared to the former leases on the same spaces.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2019 through December 31, 2020), increased 2.1% for 2020 compared to 2019.

EastGroup’s portfolio was 98.0% leased at December 31, 2020 compared to 97.6% at December 31, 2019.  As of February 16, 2021, the portfolio was 97.9% leased and 96.7% occupied. Leases scheduled to expire in 2021 were 14.9% of the portfolio on a square foot basis at December 31, 2020, and this percentage was reduced to 12.2% as of February 16, 2021.

The Company generates new sources of leasing revenue through its development and acquisition programs.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During 2020, EastGroup acquired 509,000 square feet of operating and value-add properties in Atlanta, Dallas, Austin and Los Angeles and 232.6 acres of land in Orlando, Fort Myers, Atlanta, Dallas and El Paso for a total of $122.2 million. The Company began construction of 5 development projects containing 851,000 square feet in Miami, Fort Myers, Charlotte, Dallas and Phoenix. Also in 2020, the Company transferred 18 development and value-add properties (2,360,000 square feet) in Tampa, Miami, Orlando, Fort Myers, Charlotte, Dallas, Austin, Houston, San Antonio, Las Vegas and San Diego from its development and value-add program to real estate properties with costs of $249.4 million at the date of transfer. As of December 31, 2020, EastGroup's development and value-add program consisted of 16 projects (2,741,000 square feet) located in 10 cities.  The projected total cost for the development and value-add projects, which were collectively 35% leased as of February 16, 2021, is $291.5 million, of which $65.5 million remained to be invested as of December 31, 2020.

During 2020, EastGroup sold 126,000 square feet of operating properties, generating gross sales proceeds of $21.0 million. The Company recognized $13.1 million in Gain on sales of real estate investments during 2020.

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

FFO is calculated as net income (loss) attributable to common stockholders computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains and losses from sales of real estate property (including other assets incidental to the Company’s business) and impairment losses, adjusted for real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is not considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance, nor is it a measure of the Company’s liquidity or indicative of funds available to provide for the Company’s cash needs, including its ability to make distributions.  The Company’s key drivers affecting FFO are changes in PNOI (as discussed below), interest rates, the amount of leverage the Company employs and general and administrative expenses.

PNOI is defined as Income from real estate operations less Expenses from real estate operations (including market-based internal management fee expense) plus the Company’s share of income and property operating expenses from its less-than-wholly-owned real estate investments.

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the year ended December 31, 2020, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2019 through December 31, 2020. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis. It is calculated on a lease-by-lease basis by averaging the customers’ rent payments over the life of each individual lease.

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

PNOI was calculated as follows for the three fiscal years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Income from real estate operations	$362,669	330,813	299,018
Expenses from real estate operations	(103,368)	(93,274)	(86,394)
Noncontrolling interest in PNOI of consolidated joint ventures	(171)	(199)	(314)
PNOI from 50% owned unconsolidated investment	978	976	869
PROPERTY NET OPERATING INCOME (“PNOI”)	$260,108	238,316	213,179

Income from real estate operations is comprised of rental income net of reserves for uncollectible rent, expense reimbursement pass-through income and other real estate income including lease termination fees.  Expenses from real estate operations is comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees and other operating costs.  Generally, the Company’s most significant operating expenses are property taxes and insurance.  Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company’s total leases).  Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases.  Modified gross leases often include base year amounts, and expense increases over these amounts are recoverable.  The Company’s exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three fiscal years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
		(In thousands)
NET INCOME	$108,391	123,340	88,636
Gain on sales of real estate investments	(13,145)	(41,068)	(14,273)
Gain on sales of non-operating real estate	—	(83)	(86)
Gain on sales of other assets	—	—	(427)
Net loss on other	—	884	497
Interest income	(101)	(129)	(156)
Other revenue	(354)	(574)	(1,374)
Indirect leasing costs	661	411	—
Depreciation and amortization	116,359	104,724	91,704
Company's share of depreciation from unconsolidated investment	137	141	128
Interest expense	33,927	34,463	35,106
General and administrative expense	14,404	16,406	13,738
Noncontrolling interest in PNOI of consolidated joint ventures	(171)	(199)	(314)
PROPERTY NET OPERATING INCOME (“PNOI”)	260,108	238,316	213,179
PNOI from 2019 and 2020 Acquisitions	(8,434)	(2,929)	*
PNOI from 2019 and 2020 Development and Value-Add Properties	(24,050)	(8,109)	*
PNOI from 2019 and 2020 Operating Property Dispositions	(1,081)	(4,787)	*
Other PNOI	257	247	*
SAME PNOI	226,800	222,738	*
Net lease termination fee income from same properties	(709)	(1,258)	*
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$226,091	221,480	*

* Same property metrics are not applicable to the year ended December 31, 2018, as the same property metrics for 2020 and 2019 are based on operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through December 31, 2020).

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$108,363	121,662	88,506
Depreciation and amortization	116,359	104,724	91,704
Company's share of depreciation from unconsolidated investment	137	141	128
Depreciation and amortization from noncontrolling interest	(142)	(186)	(182)
Gain on sales of real estate investments	(13,145)	(41,068)	(14,273)
Gain on sales of non-operating real estate	—	(83)	(86)
Gain on sales of other assets	—	—	(427)
Noncontrolling interest in gain on sales of real estate investments of consolidated joint ventures	—	1,671	—
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$211,572	186,861	165,370
Net income attributable to common stockholders per diluted share	$2.76	3.24	2.49
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$5.38	4.98	4.66	(1)
Diluted shares for earnings per share and funds from operations	39,296	37,527	35,506

(1)The Company initially reported FFO of $4.67 per share during the year ended December 31, 2018. In connection with the Company's adoption of the Nareit Funds from Operations White Paper - 2018 Restatement, the Company now excludes from FFO the gains and losses on sales of non-operating real estate and assets incidental to the Company’s business.

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•The change in FFO per share represents the increase or decrease in FFO per share from the current year compared to the prior year.  For 2020, FFO was $5.38 per share compared with $4.98 per share for 2019, an increase of 8.0%.

•For the year ended December 31, 2020, PNOI increased by $21,792,000, or 9.1%, compared to 2019. PNOI increased $15,941,000 from newly developed and value-add properties, $5,505,000 from 2019 and 2020 acquisitions and $4,062,000 from same property operations; PNOI decreased $3,706,000 from operating properties sold in 2019 and 2020.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through December 31, 2020).  Same PNOI, excluding income from lease terminations, increased 2.1% for the year ended December 31, 2020, compared to 2019.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through December 31, 2020). Same property average occupancy was 97.0% for each of the years ended December 31, 2020 and 2019.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2020 was 97.3%.  Quarter-end occupancy ranged from 96.4% to 97.1% over the previous four quarters ended December 31, 2019 to September 30, 2020.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  For the year 2020, rental rate increases on new and renewal leases (18.5% of total square footage) averaged 21.7%.

•Lease termination fee income is included in Income from real estate operations. For the year 2020, lease termination fee income was $709,000 compared to $1,336,000 for 2019.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations. The Company recorded reserves for uncollectible rent of $2,763,000 in 2020 compared to $448,000 in 2019. Individual leases are evaluated for collectibility at each reporting period. We evaluate the collectibility of rents and other receivables at each reporting period based on factors including, among others, tenant's payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the year ended December 31, 2020 and also evaluated all deferred rent related to the COVID-19 pandemic for collectibility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Acquisition and Development of Real Estate Properties

The FASB Codification provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their relative fair values.  Goodwill for business combinations is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Land is valued using comparable land sales specific to the applicable market, provided by a third-party. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties.  The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.

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

The relevance of this accounting policy will fluctuate given the transaction activity during the period.

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

FINANCIAL CONDITION

EastGroup’s Total Assets were $2,720,803,000 at December 31, 2020, an increase of $174,725,000 from December 31, 2019.  Total Liabilities increased $106,536,000 to $1,450,285,000, and Total Equity increased $68,189,000 to $1,270,518,000 during the same period.  The following paragraphs explain these changes in detail.

Assets

Real Estate Properties
Real estate properties increased $314,930,000 during the year ended December 31, 2020. The increase was primarily due to: (i) the transfer of 18 properties from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (ii) operating property acquisitions; and (iii) capital improvements at the Company's properties. These increases were partially offset by the operating property sales discussed below.

During 2020, EastGroup acquired the following operating properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2020	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Wells Point One	Austin, TX	50,000	02/28/2020	$5,812
Cherokee 75 Business Center 1	Atlanta, GA	85,000	12/15/2020	7,909
The Rock	Dallas, TX	212,000	12/17/2020	32,519
Total Real Estate Property Acquisitions		347,000		$46,240

(1)Total cost of the operating properties acquired was $48,656,000, of which $46,240,000 was allocated to Real estate properties as indicated above. The Company allocated $7,385,000 of the total purchase price to land using third party land valuations for the Atlanta, Austin and Dallas markets. The market values are considered to be Level 3 inputs as defined by FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (see Note 18 in the Notes to Consolidated Financial Statements for additional information on ASC 820). Intangibles associated with the purchases of real estate were allocated as follows: $2,624,000 to in-place lease intangibles and $104,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets), and $312,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

During the year ended December 31, 2020, the Company made capital improvements of $30,255,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $5,743,000 on development and value-add projects subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

EastGroup sold the following operating properties during 2020: University Business Center 120 in Santa Barbara and Central Green in Houston. The properties (126,000 square feet combined) were sold for $21 million and the Company recognized gains on the sales of $13.1 million.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at December 31, 2020 consisted of properties in lease-up and under construction of $225,964,000 and prospective development (primarily land) of $133,624,000.  The Company’s total investment in Development and value-add properties at December 31, 2020 was $359,588,000 compared to $419,999,000 at December 31, 2019.  Total capital invested for development and value-add properties during 2020 was $195,446,000, which primarily consisted of costs of $170,418,000 as detailed in the Development and Value-Add Properties Activity table below, $18,550,000 as detailed in the Development and Value-Add Properties Transferred to the Real Estate Properties Portfolio During 2020 table below and costs of $5,743,000 on projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EastGroup capitalized internal development costs of $6,689,000 during the year ended December 31, 2020, compared to $6,918,000 during 2019.

During 2020, EastGroup acquired one value-add property, Rancho Distribution Center in Los Angeles. The total cost of the property acquired was $27,862,000, of which $27,320,000 was allocated to Development and value-add properties.  The

Company allocated $16,180,000 of the total purchase price to land using third party land valuations for the Los Angeles market. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 18 in the Notes to Consolidated Financial Statements for additional information on ASC 820). Intangibles associated with the purchase were allocated as follows:  $633,000 to in-place lease intangibles (included in Other assets on the Consolidated Balance Sheets) and $91,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. Costs associated with the value-add property acquisition, except for the amounts allocated to the acquired lease intangibles, are included in the Development and Value-Add Properties Activity table below.

Also during 2020, EastGroup purchased 232.6 acres of development land in Orlando, Fort Myers, Atlanta, Dallas and El Paso for $45,687,000.  Costs associated with these acquisitions are included in the Development and Value-Add Properties Activity table. These increases were offset by the transfer of 18 development projects to Real estate properties during 2020 with a total investment of $249,379,000 as of the date of transfer.

DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Incurred
		Costs Transferred in 2020 (1)	For the Year Ended 12/31/20	Cumulative as of 12/31/20	Projected Total Costs (2)	Anticipated Building Conversion Date
		(In thousands)
LEASE-UP	Building Size (Square feet)
Gilbert Crossroads A & B, Phoenix, AZ	140,000	$—	2,818	16,768	17,500	01/21
Rancho Distribution Center, Los Angeles, CA (3)	162,000	—	27,325	27,325	29,400	03/21
CreekView 121 7 & 8, Dallas, TX	137,000	—	9,760	16,559	18,500	04/21
Hurricane Shoals 3, Atlanta, GA	101,000	—	2,182	8,811	10,800	04/21
World Houston 44, Houston, TX	134,000	—	3,336	8,126	9,100	05/21
Gateway 4, Miami, FL	197,000	14,895	7,152	22,047	26,000	06/21
Interstate Commons 2, Phoenix, AZ (3)	142,000	—	2,359	12,241	12,500	06/21
Tri-County Crossing 3 & 4, San Antonio, TX	203,000	—	5,711	14,409	16,100	06/21
Northwest Crossing 1-3, Houston, TX	278,000	—	10,787	22,322	25,900	09/21
Ridgeview 1 & 2, San Antonio, TX	226,000	—	10,562	17,093	19,000	10/21
Settlers Crossing 3 & 4, Austin, TX	173,000	—	9,415	17,504	19,400	10/21
SunCoast 7, Ft. Myers, FL	77,000	3,232	4,141	7,373	8,700	11/21
LakePort 1-3, Dallas, TX	194,000	—	11,719	19,781	22,500	12/21
Total Lease-Up	2,164,000	18,127	107,267	210,359	235,400
UNDER CONSTRUCTION
Gilbert Crossroads C & D, Phoenix, AZ	178,000	4,974	1,643	6,617	21,400	06/22
Steele Creek X, Charlotte, NC	162,000	3,291	943	4,234	12,600	07/22
Basswood 1 & 2, Dallas, TX	237,000	4,580	174	4,754	22,100	10/22
Total Under Construction	577,000	12,845	2,760	15,605	56,100
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	—	(4,974)	601	—
Ft. Myers, FL	622,000	(3,232)	3,595	7,866
Miami, FL	376,000	(14,895)	1,006	20,296
Orlando, FL	1,488,000	—	26,603	27,678
Tampa, FL (4)	349,000	—	(78)	5,723
Atlanta, GA	120,000	—	1,392	1,392
Jackson, MS	28,000	—	—	706
Charlotte, NC	313,000	(3,291)	289	4,325
Dallas, TX	1,353,000	(4,580)	22,420	37,428
El Paso, TX	168,000	—	2,587	2,587
Houston, TX	1,223,000	—	1,310	20,758
San Antonio, TX	366,000	—	666	4,865
Total Prospective Development	6,406,000	(30,972)	60,391	133,624
Total Development and Value-Add Properties	9,147,000	$—	170,418	359,588
The Development and Value-Add Properties Activity table is continued on the following page.

DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO THE REAL ESTATE PROPERTIES PORTFOLIO DURING 2020		Costs Incurred
		Costs Transferred in 2020 (1)	For the Year Ended 12/31/20	Cumulative as of 12/31/20
	Building Size (Square feet)	(In thousands)				Building Conversion Date

Logistics Center 6 & 7, Dallas, TX (3)	142,000	$—	19	15,754		01/20
Settlers Crossing 1, Austin, TX	77,000	—	—	9,259		01/20
Settlers Crossing 2, Austin, TX	83,000	—	—	8,475		01/20
Parc North 5, Dallas, TX	100,000	—	20	8,709		02/20
Airport Commerce Center 3, Charlotte, NC	96,000	—	335	8,891		03/20
Horizon VIII & IX, Orlando, FL	216,000	—	887	17,488		04/20
Ten West Crossing 8, Houston, TX	132,000	—	67	9,831		04/20
Tri-County Crossing 1 & 2, San Antonio, TX	203,000	—	189	15,575		04/20
SunCoast 8, Ft. Myers, FL	77,000	—	3,665	8,149		05/20
CreekView 121 5 & 6, Dallas, TX	139,000	—	2,112	15,263		06/20
Parc North 6, Dallas, TX	96,000	—	2,451	10,741		07/20
SunCoast 6, Ft. Myers, FL	81,000	—	445	8,379		07/20
Arlington Tech Centre 1 & 2, Dallas, TX (3)	151,000	—	578	13,855		08/20
Gateway 5, Miami, FL	187,000	—	1,664	24,769		08/20
Steele Creek IX, Charlotte, NC	125,000	—	1,986	11,106		08/20
Grand Oaks 75 2, Tampa, FL (3)	150,000	—	1,777	14,892		09/20
Rocky Point 2, San Diego, CA (3)	109,000	—	583	19,858		09/20
Southwest Commerce Center, Las Vegas, NV (3)	196,000	—	1,772	28,385		10/20
Total Transferred to Real Estate Properties	2,360,000	$—	18,550	249,379	(5)

(1)Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2)Included in these costs are development obligations of $33.0 million and tenant improvement obligations of $4.9 million on properties under development.
(3)Represents value-add projects acquired by EastGroup.
(4)Negative amount represents land inventory transferred to Real Estate Properties for trailer storage expansion.
(5)Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $84,189,000 during 2020 due primarily to depreciation expense of $96,290,000, offset by the sale of 126,000 square feet of operating properties during 2020.

Other Assets
Other assets increased $4,957,000 during 2020.  A summary of Other assets follows:

	December 31,
	2020	2019
	(In thousands)
Leasing costs (principally commissions)	$95,914	89,191
Accumulated amortization of leasing costs	(38,371)	(34,963)
Leasing costs (principally commissions), net of accumulated amortization	57,543	54,228

Acquired in-place lease intangibles	28,107	28,834
Accumulated amortization of acquired in-place lease intangibles	(13,554)	(11,918)
Acquired in-place lease intangibles, net of accumulated amortization	14,553	16,916

Acquired above market lease intangibles	1,825	1,721
Accumulated amortization of acquired above market lease intangibles	(1,231)	(1,007)
Acquired above market lease intangibles, net of accumulated amortization	594	714

Straight-line rents receivable	43,079	40,369
Accounts receivable	6,256	5,581
Mortgage loans receivable	—	1,679
Interest rate swap assets	—	3,485
Right of use assets – Office leases (operating)	2,131	2,115
Receivable for common stock offerings	1,942	—
Goodwill	990	990
Prepaid expenses and other assets	22,491	18,545
Total Other assets	$149,579	144,622

Liabilities
Unsecured bank credit facilities increased $12,800,000 during 2020, mainly due to borrowings of $625,387,000 and the amortization of debt issuance costs during the period, partially offset by repayments of $613,097,000 and new debt issuance costs incurred during the period. The Company’s credit facilities are described in greater detail below under Liquidity and Capital Resources.

Unsecured debt increased $169,593,000 during 2020, primarily due to the closing of a $100 million senior unsecured term loan in March, closing the private placement of $175 million of senior unsecured notes in October and the amortization of debt issuance costs. These increases were offset by a $30 million principal repayment on $100 million of senior unsecured notes in August, the repayment of a $75 million senior unsecured term loan in December and new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt are described in greater detail below under Liquidity and Capital Resources.

Secured debt decreased $54,100,000 during the year ended December 31, 2020.  The decrease resulted from the repayment of a mortgage loan with a principal balance of $45,871,000 in October, regularly scheduled principal payments of $8,436,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses decreased $22,451,000 during 2020.  A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2020	2019
	(In thousands)
Property taxes payable	$3,524	2,696
Development costs payable	6,427	11,766
Real estate improvements and capitalized leasing costs payable	5,692	4,636
Interest payable	6,537	6,370
Dividends payable	32,677	30,714
Book overdraft (1)	5,176	25,771
Other payables and accrued expenses	9,540	10,071
Total Accounts payable and accrued expenses	$69,573	92,024

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company's working cash line of credit. See Note 1(p) in the Notes to Consolidated Financial Statements.

Other liabilities increased $694,000 during 2020.  A summary of the Company’s Other liabilities follows:

	December 31,
	2020	2019
	(In thousands)
Security deposits	$22,140	20,351
Prepaid rent and other deferred income	14,694	13,855
Operating lease liabilities — Ground leases	11,199	12,048
Operating lease liabilities — Office leases	2,167	2,141

Acquired below-market lease intangibles	9,019	8,616
Accumulated amortization of acquired below-market lease intangibles	(6,168)	(4,494)
Acquired below-market lease intangibles, net of accumulated amortization	2,851	4,122

Interest rate swap liabilities	10,752	678
Prepaid tenant improvement reimbursements	364	56
Other liabilities	5,650	15,872
Total Other liabilities	$69,817	69,123

Equity
Additional paid-in capital increased $95,998,000 during 2020 primarily due to the issuance of common stock under the Company's continuous common equity offering program (as discussed below under Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 11 in the Notes to Consolidated Financial Statements). EastGroup issued 709,924 shares of common stock under its continuous common equity offering program with net proceeds to the Company of $92,663,000.

During 2020, Distributions in excess of earnings increased $13,365,000 as a result of dividends on common stock of $121,728,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $108,363,000.

Accumulated other comprehensive income (loss) decreased $13,559,000 during 2020. The decrease resulted from the change in fair value of the Company's interest rate swaps (cash flow hedges) which are further discussed in Notes 12 and 13 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2020 Compared to 2019
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for 2020 was $108,363,000 ($2.77 per basic and $2.76 per diluted share) compared to $121,662,000 ($3.25 per basic and $3.24 per diluted share) for 2019. The following paragraphs explain the change:

•PNOI increased by $21,792,000 ($0.55 per diluted share) for 2020 as compared to 2019.  PNOI increased $15,941,000 from newly developed and value-add properties, $5,505,000 from 2019 and 2020 acquisitions and $4,062,000 from same property operations; PNOI decreased $3,706,000 from operating properties sold in 2019 and 2020. For the year 2020, lease termination fee income was $709,000 compared to $1,336,000 for 2019.  The Company recorded reserves for uncollectible rent of $2,763,000 in 2020 and $448,000 in 2019. Straight-lining of rent increased PNOI by $4,888,000 and $4,985,000 in 2020 and 2019, respectively.

•EastGroup recognized gains on sales of real estate investments of $13,145,000 ($0.33 per diluted share) compared to $41,068,000 ($1.09 per diluted share) during 2019.

•Depreciation and amortization expense increased by $11,635,000 ($0.30 per diluted share) during 2020 compared to 2019.

EastGroup entered into 179 leases with certain free rent concessions on 4,965,000 square feet during 2020 with total free rent concessions of $7,548,000 over the lives of the leases, compared to 160 leases with free rent concessions on 4,281,000 square feet with total free rent concessions of $6,114,000 over the lives of the leases in 2019.

The Company’s percentage of leased square footage was 98.0% at December 31, 2020, compared to 97.6% at December 31, 2019.  Occupancy at the end of 2020 was 97.3% compared to 97.1% at December 31, 2019.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through December 31, 2020). Same property average occupancy for the year ended December 31, 2020, was 97.0% compared to 97.0% for 2019.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2019 through December 31, 2020). The same property average rental rate was $6.09 per square foot for the year ended December 31, 2020, compared to $5.95 per square foot for 2019.

Interest Expense decreased $536,000 for the year ended December 31, 2020 compared to 2019.  The following table presents the components of Interest Expense for 2020 and 2019:

	Years Ended December 31,
	2020	2019	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$1,620	5,756	(4,136)
Amortization of facility fees - unsecured bank credit facilities	790	790	—
Amortization of debt issuance costs - unsecured bank credit facilities	561	556	5
Total variable rate interest expense	2,971	7,102	(4,131)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	34,536	28,039	6,497
Secured debt interest (excluding amortization of debt issuance costs)	5,214	6,987	(1,773)
Amortization of debt issuance costs - unsecured debt	624	539	85
Amortization of debt issuance costs - secured debt	233	249	(16)
Total fixed rate interest expense	40,607	35,814	4,793
Total interest	43,578	42,916	662
Less capitalized interest	(9,651)	(8,453)	(1,198)
TOTAL INTEREST EXPENSE	$33,927	34,463	(536)

(1)Includes interest on the Company's unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 13 in the Notes to Consolidated Financial Statements.

EastGroup's variable rate interest expense decreased by $4,131,000 for 2020 as compared to 2019 primarily due to decreases in the Company's weighted average interest rate and average borrowings on its unsecured bank credit facilities as shown in the following table:

	Years Ended December 31,
	2020	2019	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$87,095	172,175	(85,080)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	1.86%	3.34%

The Company's fixed rate interest expense increased by $4,793,000 for 2020 as compared to 2019 as a result of the unsecured debt and secured debt described below.

Interest expense from fixed rate unsecured debt increased by $6,497,000 during 2020 as compared to 2019 as a result of the Company's unsecured debt activity described below. The details of the unsecured debt obtained in 2019 and 2020 are shown in the following table:

NEW UNSECURED DEBT IN 2019 and 2020	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$80 Million Senior Unsecured Notes	4.27%	03/28/2019	03/28/2029	$80,000
$35 Million Senior Unsecured Notes	3.54%	08/15/2019	08/15/2031	35,000
$75 Million Senior Unsecured Notes	3.47%	08/19/2019	08/19/2029	75,000
$100 Million Senior Unsecured Term Loan (1)	2.75%	10/10/2019	10/10/2026	100,000
$100 Million Senior Unsecured Term Loan (2)	2.39%	03/25/2020	03/25/2027	100,000
$100 Million Senior Unsecured Notes	2.61%	10/14/2020	10/14/2030	100,000
$75 Million Senior Unsecured Notes	2.71%	10/14/2020	10/14/2032	75,000
Weighted Average/Total Amount for 2019 and 2020	3.02%			$565,000

(1)The interest rate on this unsecured term loan is comprised of LIBOR plus 150 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.75% as of December 31, 2020. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(2)The interest rate on this unsecured term loan is comprised of LIBOR plus 145 basis points subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into an interest rate swap to convert the loan's LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.39% as of December 31, 2020. See Note 13 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

The increase in interest expense from the new unsecured debt was partially offset by the repayment of the following unsecured loans during 2019 and 2020:

UNSECURED DEBT REPAID IN 2019 AND 2020	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$75 Million Senior Unsecured Term Loan	2.85%	07/31/2019	$75,000
$30 Million Senior Unsecured Notes	3.80%	08/28/2020	30,000
$75 Million Senior Unsecured Term Loan	3.45%	12/21/2020	75,000
Weighted Average/Total Amount for 2019 and 2020	3.26%		$180,000

The increase in interest expense from unsecured debt was partially offset by a decease in secured debt interest expense, which decreased by $1,773,000 in 2020 as compared to 2019 as a result of regularly scheduled principal payments and debt repayments. Regularly scheduled principal payments on secured debt were $8,436,000 during 2020 and $9,821,000 in 2019. The details of the secured debt repaid in 2019 and 2020 are shown in the following table:

SECURED DEBT REPAID IN 2019 and 2020	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Dominguez, Industry I & III, Kingsview, Shaw, Walnut and Washington	7.50%	04/05/2019	$45,725
Blue Heron II	5.39%	12/16/2019	47
40th Avenue, Beltway Crossing V, Centennial Park, Executive Airport, Interchange Park I, Ocean View, Wetmore 5-8 and World Houston 26, 28, 29 & 30	4.39%	10/07/2020	45,871
Weighted Average/Total Amount for 2019 and 2020	5.94%		$91,643

EastGroup did not obtain any new secured debt during 2019 or 2020.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased by $1,198,000 for 2020 as compared to 2019. The increase is due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $11,635,000 for 2020 compared to 2019 primarily due to the operating properties acquired by the Company during 2019 and 2020 and the properties transferred from Development and value-add properties in 2019 and 2020, partially offset by operating properties sold in 2019 and 2020.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, decreased $27,923,000 for 2020 as compared to 2019. The Company's 2019 and 2020 sales transactions are described below in Real Estate Sold and Held for Sale/Discontinued Operations.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the years ended December 31, 2020 and 2019 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2020	2019
		(In thousands)
Upgrade on Acquisitions	40 yrs	$298	1,863
Tenant Improvements:
New Tenants	Lease Life	11,811	13,113
Renewal Tenants	Lease Life	3,284	3,908
Other:
Building Improvements	5-40 yrs	4,962	5,304
Roofs	5-15 yrs	8,529	12,179
Parking Lots	3-5 yrs	568	1,455
Other	5 yrs	803	834
Total Real Estate Improvements (1)		$30,255	38,656

(1)Reconciliation of Total Real Estate Improvements to Real Estate Improvements on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Total Real Estate Improvements	$30,255	38,656
Change in Real Estate Property Payables	(373)	(876)
Change in Construction in Progress	3,249	(5)
Real Estate Improvements on the Consolidated Statements of Cash Flows	$33,131	37,775

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2020 and 2019 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2020	2019
		(In thousands)
Development and Value-Add	Lease Life	$5,223	8,065
New Tenants	Lease Life	5,732	5,900
Renewal Tenants	Lease Life	7,244	5,069
Total Capitalized Leasing Costs		$18,199	19,034
Amortization of Leasing Costs		$14,449	13,167

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

The Company did not classify any properties as held for sale as of December 31, 2020 and 2019.

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

The Company does not consider its sales in 2019 and 2020 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity's operations and financial results.

EastGroup sold the following operating properties during 2020: University Business Center 120 in Santa Barbara and Central Green in Houston. The properties (126,000 square feet combined) were sold for $21.0 million and the Company recognized gains on the sales of $13.1 million.

In 2019, EastGroup sold the following operating properties: World Houston 5 in Houston, Altamonte Commerce Center in Orlando, Southpointe Distribution Center in Tucson and three of its four University Business Center buildings in Santa Barbara, California. The properties (617,000 square feet combined) were sold for $68.5 million and the Company recognized gains on the sales of $41.1 million. The Company also sold (through eminent domain procedures) a small parcel of land (0.2 acres) adjacent to its Siempre Viva Distribution Center 1 in San Diego for $185,000 and the Company recognized a gain on the sale of $83,000.

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

2019 Compared to 2018
A discussion of changes in the Company's results of operations between 2019 and 2018 has been omitted from this Form 10-K and can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” under “2019 Compared to 2018” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $196,285,000 for the year ended December 31, 2020.  The primary other sources of cash were from borrowings on unsecured bank credit facilities; proceeds from unsecured debt; proceeds from common stock offerings; and net proceeds from sales of real estate investments.  The Company distributed $119,765,000 in common stock dividends during 2020.  Other primary uses of cash were for repayments on unsecured bank credit facilities, unsecured debt and secured debt; the construction and development of properties; purchases of real estate; and capital improvements at various properties.

Total debt at December 31, 2020 and 2019 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2020 and 2019.

	December 31,
	2020	2019
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$125,000	112,710
Unamortized debt issuance costs	(806)	(1,316)
Unsecured bank credit facilities	124,194	111,394

Unsecured debt - fixed rate, carrying amount (1)	1,110,000	940,000
Unamortized debt issuance costs	(2,292)	(1,885)
Unsecured debt	1,107,708	938,115

Secured debt - fixed rate, carrying amount (1)	79,096	133,422
Unamortized debt issuance costs	(103)	(329)
Secured debt	78,993	133,093

Total debt	$1,310,895	1,182,602

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company has a $350 million unsecured bank credit facility with a group of nine banks; the facility has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company's election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of

December 31, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. As of December 31, 2020, the Company had $125,000,000 of variable rate borrowings outstanding on this unsecured  bank credit facility with a weighted average interest rate of 1.152%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company also has a $45 million unsecured bank credit facility with a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of December 31, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. As of December 31, 2020, the interest rate was 1.144% with no outstanding balance.

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

In March 2020, the Company closed a $100 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (1.45% as of December 31, 2020) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.39%.

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

In August 2020, the Company made a required $30 million principal repayment on $100 million of senior unsecured notes with a fixed interest rate of 3.80%.

In October 2020, EastGroup repaid (with no penalty) a mortgage loan with a balance of $45.9 million, an interest rate of 4.39% and an original maturity date of January 5, 2021.

In December 2020, the Company repaid a $75 million unsecured term loan at maturity with an effectively fixed interest rate of 3.45%.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. In November 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited (“IBA”), the administrator of LIBOR, announced that it would consult on its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023.

The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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

On December 20, 2019, EastGroup entered into sales agreements with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; and Wells Fargo Securities, LLC in connection with the establishment of a continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time in transactions that are deemed to be "at the market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended, or certain other transactions (the “ATM Program”). As of February 17, 2021, the Company sold an aggregate of 709,924 shares of common stock with gross proceeds of $93,938,000 under the ATM Program; therefore, under the ATM Program, EastGroup may offer and sell shares of its common stock having an aggregate offering price of up to $656,062,000 through the sales agents.

During the year ended December 31, 2020, EastGroup issued and sold 709,924 shares of common stock under its ATM Program at an average price of $132.32 per share with gross proceeds to the Company of $93,938,000. The Company incurred offering-related costs of $1,275,000 during the year, resulting in net proceeds to the Company of $92,663,000.

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2020 were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Unsecured Bank Credit Facilities (1) (2)	$125,000	—	125,000	—	—
Interest on Unsecured Bank Credit Facilities (3)	3,577	2,230	1,347	—	—
Unsecured Debt (1)	1,110,000	40,000	190,000	215,000	665,000
Interest on Unsecured Debt	215,969	35,024	63,001	52,292	65,652
Secured Debt (1)	79,096	44,285	32,889	250	1,672
Interest on Secured Debt	2,921	2,451	269	139	62
Dividends Payable (4)	31,244	31,244	—	—	—
Operating Lease Obligations:
Office Leases	1,720	473	757	442	48
Ground Leases	21,489	975	1,955	2,007	16,552
Real Estate Property Obligations (5)	5,992	5,992	—	—	—
Development and Value-Add Obligations (6)	33,026	33,026	—	—	—
Tenant Improvements (7)	12,962	12,962	—	—	—
Purchase Obligations	33,550	33,550	—	—	—
Total	$1,676,546	242,212	415,218	270,130	748,986

(1)These amounts are included on the Consolidated Balance Sheets net of unamortized debt issuance costs.
(2)The Company’s balances under its unsecured bank credit facilities change depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.  At December 31, 2020, the weighted average interest rate was 1.152% on the $125,000,000 of variable rate debt that matures in July 2022. The $350 million unsecured credit facility has options for two six-month extensions (at the Company's election) and a $150 million accordion (with agreement by all parties). The $45 million unsecured credit facility automatically extends for two six-month terms if the extension options in the $350 million revolving facility are exercised. As of December 31, 2020, the interest rate on the $350 million facility was LIBOR plus 100 basis points (weighted average interest rate of 1.152%) with an annual facility fee of 20 basis points, and the interest rate on the $45 million facility, which resets on a daily basis, was LIBOR plus 100 basis points (1.144%) with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings.
(3)Represents an estimate of interest due on the Company's unsecured bank credit facilities based on the outstanding unsecured credit facilities as of December 31, 2020 and interest rates and maturity dates on the facilities as of December 31, 2020 as discussed in note 2 above.
(4)Represents dividends declared during December 2020, which were paid in January 2021. Dividends Payable excludes dividends payable on unvested restricted stock of $1,433,000, which are subject to continued service and will be paid upon vesting in future periods.
(5)Represents commitments on real estate properties, except for tenant improvement obligations.
(6)Represents commitments on properties in the Company's development and value-add program, except for tenant improvement obligations.
(7)Represents tenant improvement allowance obligations.

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

INFLATION AND OTHER ECONOMIC CONSIDERATIONS

Most of the Company's leases include scheduled rent increases.  Additionally, most of the Company's leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation or other factors.  In the event inflation causes increases in the Company’s general and administrative expenses or the level of interest rates, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations.

EastGroup's financial results are affected by general economic conditions in the markets in which the Company's properties are located.  The state of the economy, or other adverse changes in general or local economic conditions resulting from the ongoing COVID-19 pandemic or general economic conditions, could result in the inability of some of the Company's existing tenants to make lease payments and may therefore increase the reserves for uncollectible rent.  It may also impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space.  In addition, an economic downturn or recession, including but not limited to the ongoing COVID-19 pandemic, could also lead to an increase in overall vacancy rates or a decline in rents the Company can charge to re-lease properties upon expiration of current leases.  In all of these cases, EastGroup’s cash flows would be adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company has two variable rate unsecured bank credit facilities as discussed under the heading Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K. As market conditions permit, EastGroup issues equity and/or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings. The Company's interest rate swaps are discussed in Note 13 in the Notes to Consolidated Financial Statements. The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed rate and variable rate debt as of December 31, 2020.

	2021	2022		2023	2024	2025	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	125,000	(1)	—	—	—	—	125,000	124,820 (2)
Weighted average interest rate	—	1.15%	(3)	—	—	—	—	1.15%
Unsecured debt - fixed rate (in thousands)	$40,000	75,000		115,000	120,000	95,000	665,000	1,110,000	1,141,803 (4)
Weighted average interest rate	2.34%	3.03%		2.96%	3.47%	3.94%	3.14%	3.19%
Secured debt - fixed rate (in thousands)	$44,285	32,770		119	122	128	1,672	79,096	80,435 (4)
Weighted average interest rate	4.71%	4.09%		3.85%	3.85%	3.85%	3.85%	4.43%

(1)The variable rate unsecured bank credit facilities mature in July 2022 and as of December 31, 2020, have balances of $125,000,000 on the $350 million unsecured bank credit facility and $0 on the $45 million unsecured bank credit facility.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company's variable rate unsecured bank credit facilities as of December 31, 2020.
(4)The fair value of the Company’s fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of December 31, 2020, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10%, or approximately 12 basis points, interest expense and cash flows would increase or decrease by approximately $144,000 annually. This does not include variable rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is hereby incorporated by reference to the Company’s Consolidated Financial Statements beginning on page 42 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)Internal Control Over Financial Reporting.

(a) Management's annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  EastGroup’s Management Report on Internal Control Over Financial Reporting is set forth in Part IV, Item 15 of this Form 10-K on page 47 and is incorporated herein by reference.

(b)Report of the independent registered public accounting firm.

The report of KPMG LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in Part IV, Item 15 of this Form 10-K on page 48 and is incorporated herein by reference.

(c)Changes in internal control over financial reporting.

There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020:

Exhibit Number	Description
3.1	Articles of Incorporation of EastGroup Properties, Inc. (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Form DEF 14A (File No. 001-07094) filed April 4, 1997).
3.2	Amended and Restated Bylaws of EastGroup Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-07094) filed March 3, 2017).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-07094) filed February 13, 2020).
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

10.3*
Form of Severance and Change in Control Agreement by and between the Company and each of Ryan M. Collins and R. Reid Dunbar (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-07094) filed May 18, 2016).

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

10.7
Note Purchase Agreement, dated as of August 17, 2020, among EastGroup Properties, L.P., the Company and the purchasers of the notes party thereto (including the form of the 2.61% Series A Senior Notes due October 14, 2030 and the 2.71% Series B Senior Notes due October 14, 2032) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-07094) filed August 21, 2020).

10.8
Form of Indemnification Agreement entered into by and between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-07094) filed October 28, 2020).

10.9
Form of First Amendment to the Severance and Change in Control Agreement, entered into by and between the Company and each of R. Reid Dunbar and Ryan M. Collins (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-07094) filed October 28, 2020).

10.10
Form of Severance and Change in Control Agreement, entered into by and between the Company and Staci H. Tyler (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-07094) filed October 28, 2020).

21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
24.1	Powers of attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (filed herewith).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (furnished herewith).

Exhibit Number	Description
32.2	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith)
*    Indicates a management contract or any compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the estimated fair value assigned to land in an asset acquisition

As discussed in Note 1(j) to the consolidated financial statements, the Company acquired $76,518,000 of real estate properties and development and value-add properties during 2020 that were accounted for as asset acquisitions, of which $23,565,000 of the total purchase price was allocated to land. The purchase price in an asset acquisition is allocated among the individual components of both the tangible and intangible assets and liabilities acquired based on their relative fair values.
We identified the evaluation of the estimated fair value of land as a critical audit matter. Specifically, evaluating the relevance of comparable land sales used in the Company’s determination of the estimated fair value involved subjective auditor judgment. Professionals with specialized skills and knowledge were required to evaluate the relevance of the comparable land sales.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness over the Company's control to identify and select publicly available comparable land sales within the Company’s process to estimate fair value of land in an asset acquisition. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimate of fair value of land by comparing to our independently established ranges of comparable land sales developed using publicly available market data.

/s/ KPMG LLP

We have served as the Company's auditor since 1970.

Jackson, Mississippi
February 17, 2021

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The design of any system of internal control over financial reporting is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2020.

/s/ EASTGROUP PROPERTIES, INC.
Ridgeland, Mississippi
February 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on Internal Control Over Financial Reporting

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 17, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Jackson, Mississippi
February 17, 2021

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands, except share and per share data)
ASSETS
Real estate properties	$3,159,497	2,844,567
Development and value-add properties	359,588	419,999
	3,519,085	3,264,566
Less accumulated depreciation	(955,328)	(871,139)
	2,563,757	2,393,427
Unconsolidated investment	7,446	7,805
Cash	21	224
Other assets	149,579	144,622
TOTAL ASSETS	$2,720,803	2,546,078
LIABILITIES AND EQUITY
LIABILITIES
Unsecured bank credit facilities	$124,194	111,394
Unsecured debt	1,107,708	938,115
Secured debt	78,993	133,093
Accounts payable and accrued expenses	69,573	92,024
Other liabilities	69,817	69,123
Total Liabilities	1,450,285	1,343,749
EQUITY
Stockholders’ Equity:
Common stock; $0.0001 par value; 70,000,000 shares authorized; 39,676,828 shares issued and outstanding at December 31, 2020 and 38,925,953 at December 31, 2019	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,610,053	1,514,055
Distributions in excess of earnings	(329,667)	(316,302)
Accumulated other comprehensive income (loss)	(10,752)	2,807
Total Stockholders’ Equity	1,269,638	1,200,564
Noncontrolling interest in joint ventures	880	1,765
Total Equity	1,270,518	1,202,329
TOTAL LIABILITIES AND EQUITY	$2,720,803	2,546,078
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$362,669	330,813	299,018
Other revenue	354	574	1,374
	363,023	331,387	300,392
EXPENSES
Expenses from real estate operations	103,368	93,274	86,394
Depreciation and amortization	116,359	104,724	91,704
General and administrative	14,404	16,406	13,738
Indirect leasing costs	661	411	—
	234,792	214,815	191,836

OTHER INCOME (EXPENSE)
Interest expense	(33,927)	(34,463)	(35,106)
Gain on sales of real estate investments	13,145	41,068	14,273
Other	942	163	913
NET INCOME	108,391	123,340	88,636
Net income attributable to noncontrolling interest in joint ventures	(28)	(1,678)	(130)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	108,363	121,662	88,506
Other comprehensive income (loss) – cash flow hedges	(13,559)	(3,894)	1,353
TOTAL COMPREHENSIVE INCOME	$94,804	117,768	89,859
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$2.77	3.25	2.50
Weighted average shares outstanding	39,185	37,442	35,439
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$2.76	3.24	2.49
Weighted average shares outstanding	39,296	37,527	35,506

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
Balance, December 31, 2017	$3	1,061,153	(317,032)	5,348	1,658	751,130
Net income	—	—	88,506	—	130	88,636
Net unrealized change in fair value of cash flow hedges	—	—	—	1,353	—	1,353
Common dividends declared – $2.72 per share	—	—	(97,667)	—	—	(97,667)
Stock-based compensation, net of forfeitures	—	6,103	—	—	—	6,103
Issuance of 1,706,474 shares of common stock, common stock offering, net of expenses	1	157,318	—	—	—	157,319
Issuance of 1,844 shares of common stock, dividend reinvestment plan	—	164	—	—	—	164
Withheld 23,824 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,055)	—	—	—	(2,055)
Purchase of noncontrolling interest in joint venture	—	(136)	—	—	—	(136)
Contributions from noncontrolling interest	—	—	—	—	50	50
Distributions to noncontrolling interest	—	—	—	—	(194)	(194)
Balance, December 31, 2018	4	1,222,547	(326,193)	6,701	1,644	904,703
Net income	—	—	121,662	—	1,678	123,340
Net unrealized change in fair value of cash flow hedges	—	—	—	(3,894)	—	(3,894)
Common dividends declared – $2.94 per share	—	—	(111,771)	—	—	(111,771)
Stock-based compensation, net of forfeitures	—	9,374	—	—	—	9,374
Issuance of 2,388,342 shares of common stock, common stock offering, net of expenses	—	284,710	—	—	—	284,710
Issuance of 1,893 shares of common stock, dividend reinvestment plan	—	212	—	—	—	212
Withheld 28,955 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,788)	—	—	—	(2,788)
Contributions from noncontrolling interest	—	—	—	—	821	821
Distributions to noncontrolling interest	—	—	—	—	(2,378)	(2,378)
Balance, December 31, 2019	4	1,514,055	(316,302)	2,807	1,765	1,202,329
Net income	—	—	108,363	—	28	108,391
Net unrealized change in fair value of cash flow hedges	—	—	—	(13,559)	—	(13,559)
Common dividends declared – $3.08 per share	—	—	(121,728)	—	—	(121,728)
Stock-based compensation, net of forfeitures	—	8,502	—	—	—	8,502
Issuance of 709,924 shares of common stock, common stock offering, net of expenses	—	92,663	—	—	—	92,663
Withheld 36,445 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,939)	—	—	—	(4,939)
Contributions from noncontrolling interest	—	—	—	—	20	20
Distributions to noncontrolling interest	—	—	—	—	(115)	(115)
Sale of noncontrolling interest in joint venture	—	(228)	—	—	(818)	(1,046)
Balance, December 31, 2020	$4	1,610,053	(329,667)	(10,752)	880	1,270,518

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
OPERATING ACTIVITIES
Net income	$108,391	123,340	88,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,359	104,724	91,704
Stock-based compensation expense	6,579	6,838	5,283
Gain on sales of real estate investments and non-operating real estate	(13,145)	(41,151)	(14,359)
Gain on casualties and involuntary conversion on real estate assets	(161)	(180)	(1,245)
Changes in operating assets and liabilities:
Accrued income and other assets	(4,615)	(5,558)	(4,091)
Accounts payable, accrued expenses and prepaid rent	(18,851)	6,514	(2,682)
Other	1,728	1,385	1,485
NET CASH PROVIDED BY OPERATING ACTIVITIES	196,285	195,912	164,731
INVESTING ACTIVITIES
Development and value-add properties	(195,446)	(318,288)	(167,667)
Purchases of real estate	(49,199)	(142,712)	(57,152)
Real estate improvements	(33,131)	(37,775)	(37,502)
Net proceeds from sales of real estate investments and non-operating real estate	21,565	66,737	24,508
Proceeds from casualties and involuntary conversion on real estate assets	242	723	1,635
Repayments on mortgage loans receivable	1,679	915	1,987
Changes in accrued development costs	(5,339)	(3,644)	5,711
Changes in other assets and other liabilities	(28,627)	(9,293)	(12,955)
NET CASH USED IN INVESTING ACTIVITIES	(288,256)	(443,337)	(241,435)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	625,387	932,658	448,100
Repayments on unsecured bank credit facilities	(613,097)	(1,015,678)	(448,709)
Proceeds from unsecured debt	275,000	290,000	60,000
Repayments on unsecured debt	(105,000)	(75,000)	(50,000)
Repayments on secured debt	(54,306)	(55,593)	(11,289)
Debt issuance costs	(1,090)	(893)	(1,922)
Distributions paid to stockholders (not including dividends accrued)	(119,765)	(108,795)	(71,294)
Proceeds from common stock offerings	90,721	284,710	157,319
Proceeds from dividend reinvestment plan	—	212	221
Other	(6,082)	(4,346)	(5,364)
NET CASH PROVIDED BY FINANCING ACTIVITIES	91,768	247,275	77,062
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(203)	(150)	358
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	224	374	16
CASH AND CASH EQUIVALENTS AT END OF YEAR	$21	224	374
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amount capitalized of $9,651, $8,453, and $6,334 for 2020, 2019 and 2018, respectively	$32,362	30,839	33,458
Cash paid for operating lease liabilities	1,476	1,314	—
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$495	15,435	—

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 and 2018

(1)SIGNIFICANT ACCOUNTING POLICIES

(a)Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc. (“EastGroup” or “the Company”), its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.

As of December 31, 2018, EastGroup had an 80% controlling interest in University Business Center 120 and 130 through a joint venture partnership. During the fourth quarter of 2019, the Company, along with the noncontrolling interest partner, sold University Business Center 130 and as of December 31, 2019, EastGroup had an 80% controlling interest in University Business Center 120. During the fourth quarter of 2020, the Company sold its 80% controlling interest in University Business Center 120 and the joint venture partnership was dissolved.

Also during 2019, EastGroup entered into two joint venture arrangements. On May 31, 2019, the Company acquired 6.5 acres of land in San Diego, known by the Company as the Miramar Land. In the second quarter of 2019, a joint venture was formed through which EastGroup owns a 95% controlling interest in this property.  Also, on December 31, 2019, the Company acquired 41.6 acres of land in San Diego, known by the Company as the Otay Mesa Land, with the same noncontrolling interest partner with EastGroup owning a 99% controlling interest in the property.

As of December 31, 2020 and 2019, EastGroup had a 95% controlling interest in the Miramar Land and a 99% controlling interest in the Otay Mesa Land.

The Company records 100% of the assets, liabilities, revenues and expenses of the properties held in joint ventures with the noncontrolling interests provided for in accordance with the joint venture agreements.

The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center II.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to, among other things, distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2020, 2019 and 2018 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2020, 2019 and 2018.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2020	2019	2018
Common Share Distributions:	(Per share)
Ordinary dividends	$3.32868	3.14000	2.14305
Nondividend distributions	—	—	—
Unrecaptured Section 1250 capital gain	—	—	—
Other capital gain	—	—	—
Total Common Share Distributions	$3.32868	3.14000	2.14305

EastGroup applies the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2016 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2020 and 2019.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(c)Income Recognition
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

The new standard’s narrow definition of initial direct costs for leases — The new definition of initial direct costs results in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized upon adoption of the new standard. EastGroup recorded Indirect leasing costs of $661,000 and $411,000 on the Consolidated Statements of Income and Comprehensive Income during the years ended December 31, 2020 and 2019, respectively.

The guidance applicable to recording uncollectible rents — Upon adoption of the lease accounting guidance, reserves for uncollectible accounts are recorded as a reduction to revenue. Prior to adoption, reserves for uncollectible accounts were recorded as bad debt expenses. The standard also provides guidance related to calculating the reserves; however, those changes did not impact the Company.

EastGroup elected the practical expedient permitting lessors to make an accounting policy election by class of underlying asset to not separate non-lease components (such as common area maintenance) of a contract from the lease component to which they relate when specific criteria are met. The Company believes its leases meet the criteria.

The Company has applied the provisions of the new lease accounting standard and provided the required disclosures in the notes to the consolidated financial statements.

The table below presents the components of Income from real estate operations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	(In thousands)

Lease income — operating leases	$271,094	248,237
Variable lease income (1)	91,575	82,576
Income from real estate operations	$362,669	330,813

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

In April 2020, the FASB issued FASB Staff Question-and-Answer (“Q&A”)-Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic to clarify whether lease concessions related to the effects of the COVID-19 pandemic require the application of lease modification guidance under FASB ASC 842, Leases. Under ASC 842,

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an entity must determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if the lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Q&A provides a practical expedient for entities to make an election to account for certain lease concessions consistent with how those concessions would be accounted for outside of the lease modification framework. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The FASB staff provided two possible methods to account for deferral of payments with no substantive changes to the consideration in the original contract: (a) account for the concessions as if no changes to the lease contract were made and, (b) account for the deferred payments as variable lease payments. The Company has elected the practical expedient provided by the FASB staff and is accounting for lease concessions meeting the criterion as if no changes to the lease contract were made. For the year ended December 31, 2020, the Company recognized approximately $1,483,000 in Income from real estate operations from lease concessions under this election.

Future Minimum Rental Receipts Under Non-Cancelable Leases
The Company’s leases with its customers may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate. In calculating the disclosures presented below, the Company included the fixed, non-cancelable terms of the leases. The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2020:

Years Ending December 31,	(In thousands)
2021	$272,402
2022	235,872
2023	192,444
2024	148,871
2025	104,511
Thereafter	166,467
Total minimum receipts	$1,120,567

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

The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists.  If a significant uncertainty exists, interest income is recognized as collected.  If applicable, discounts on mortgage loans receivable are amortized over the lives of the loans using a method that does not differ materially from the interest method.  The Company evaluates the collectibility of both interest and principal on each of its loans to determine whether the loans are impaired.  A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell.  During the years ended December 31, 2020 and 2019, there was no significant uncertainty of collection; therefore, interest income was recognized.  As of December 31, 2019, the Company determined that no allowance for collectibility of the mortgage loans receivable was necessary. The Company's mortgage loans receivable was fully collected during the year ended December 31, 2020.

(d)Real Estate Properties
EastGroup has one reportable segment–industrial properties.  These properties are primarily located in major Sunbelt regions of the United States. The Company's properties have similar economic characteristics and as a result, have been aggregated into one reportable segment.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the years ended December 31, 2020 and 2019, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $96,290,000, $86,590,000 and $76,007,000 for 2020, 2019 and 2018, respectively.

(e)Development and Value-Add Properties
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

(f)Real Estate Held for Sale
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

(g)Derivative Instruments and Hedging Activities
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

(h)Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(i)Amortization
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method. Amortization of debt issuance costs was $1,418,000, $1,344,000 and $1,352,000 for 2020, 2019 and 2018, respectively. Amortization of facility fees was $790,000, $790,000 and $736,000 for 2020, 2019 and 2018, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  Leasing costs paid during the period are included in Changes in other assets and other liabilities in the Investing Activities section on the Consolidated Statements of Cash Flows.  Leasing costs amortization expense was $14,449,000, $13,167,000 and $11,493,000 for 2020, 2019 and 2018, respectively.

Amortization expense for in-place lease intangibles is disclosed below in Real Estate Property Acquisitions and Acquired Intangibles.

(j)Real Estate Property Acquisitions and Acquired Intangibles
Upon acquisition of real estate properties, EastGroup applies the principles of ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2020, 2019 and 2018 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company has capitalized acquisition costs related to its 2020, 2019 and 2018 acquisitions.
The FASB Codification also provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their relative fair values.  If applicable, goodwill for business combinations is recorded when the purchase price exceeds the fair value of the assets and liabilities acquired.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Land is valued using comparable land sales specific to the applicable market, provided by a third-party. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties.  The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.

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

Amortization of above and below market leases increased rental income by $1,451,000, $1,229,000 and $667,000 in 2020, 2019 and 2018, respectively.  Amortization expense for in-place lease intangibles was $5,620,000, $4,967,000 and $4,204,000 for 2020, 2019 and 2018, respectively.

Projected amortization of in-place lease intangibles for the next five years as of December 31, 2020 is as follows:

Years Ending December 31,	(In thousands)
2021	$4,467
2022	3,143
2023	2,567
2024	1,956
2025	1,309

During 2020, the Company acquired the following operating properties: Wells Point One in Austin; Cherokee 75 Business Center 1 in Atlanta; and The Rock in Dallas. The Company also acquired one value-add property, Rancho Distribution Center in Los Angeles. At the time of acquisition, Rancho Distribution Center was classified in the lease-up phase. The total cost for

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the properties acquired by the Company was $76,518,000, of which $46,240,000 was allocated to Real estate properties and $27,320,000 was allocated to Development and value-add properties. EastGroup allocated $23,565,000 of the total purchase price to land using third party land valuations for the Atlanta, Austin, Dallas and Los Angeles markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 18 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $3,257,000 to in-place lease intangibles and $104,000 to above market leases (both included in Other assets on the Consolidated Balance Sheets) and $403,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

During 2019, the Company acquired the following operating properties: Airways Business Center in Denver; 385 Business Park in Greenville; Grand Oaks 75 Business Center 1 in Tampa; and Siempre Viva Distribution Center 2 and Rocky Point Distribution Center 1 in San Diego. The Company also acquired the following value-add properties: Logistics Center 6 & 7 and Arlington Tech Centre 1 & 2 in Dallas; Grand Oaks 75 Business Center 2 in Tampa; Interstate Commons Distribution Center 2 in Phoenix; Southwest Commerce Center in Las Vegas; and Rocky Point Distribution Center 2 in San Diego. At the time of acquisition, these value-add properties were classified in the lease-up or under construction phase. The total cost for the properties acquired by the Company was $205,841,000, of which $105,301,000 was allocated to Real estate properties and $92,268,000 was allocated to Development and value-add properties. EastGroup allocated $46,778,000 of the total purchase price to land using third party land valuations for the Denver, Greenville, Tampa, Dallas, Phoenix, Las Vegas and San Diego markets. Logistics Center 6 & 7 is located on land under a ground lease; therefore, no value was allocated to land for this transaction. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 18 for additional information on ASC 820). Intangibles associated with the purchase of real estate were allocated as follows: $10,020,000 to in-place lease intangibles and $344,000 to above market leases and $2,092,000 to below market leases. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

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

EastGroup also acquired 41.6 acres of operating land in San Diego for $15,282,000. This land is included in Real estate properties on the Consolidated Balance Sheets. During 2019 and 2020, this land parcel was leased (on a month-to-month basis) to various tenants operating outdoor storage on the site.

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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  In management’s opinion, no impairment of goodwill and other intangibles existed at December 31, 2020 and 2019.

(k)Stock-Based Compensation
In May 2004, the stockholders of the Company approved the EastGroup Properties, Inc. 2004 Equity Incentive Plan (“the 2004 Plan”), which was further amended by the Board of Directors in September 2005 and December 2006.  This plan authorized the

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issuance of common stock to employees in the form of options, stock appreciation rights, restricted stock, deferred stock units, performance shares, bonus stock or stock in lieu of cash compensation.

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

(l)Earnings Per Share
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

(m)Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and to disclose material contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

(n)Risks and Uncertainties
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EastGroup’s ability to lease its properties and collect rental revenues and expense reimbursements is dependent upon national, regional and local economic conditions. The potential inability to renew leases, lease vacant space or re-lease space as leases expire on favorable terms, or at all, could cause a decline in the Company’s receipt of rental payments. The Company has been in communication with a portion of its customer base regarding rent relief requests and has executed rent deferral agreements totaling $1.7 million, all of which were applicable to periods through December 31, 2020. The majority of these deferral agreements ($1.4 million of the $1.7 million) qualify under modified COVID-19-related guidance provided by the FASB for rental income to be recognized in the periods in which they were charged under the original terms of the leases. When requests were made, they were handled on a case-by-case basis, and the Company’s responses were largely dependent on its understanding of the financial strength of the customer, the operational and earnings impacts being experienced by the customer, and the customer’s ability or inability to obtain capital through debt or equity issuances, government assistance programs or by other means.
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

(o)Recent Accounting Pronouncements
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(p)Classification of Book Overdraft on Consolidated Statements of Cash Flows
The Company classifies changes in book overdraft in which the bank has not advanced cash to the Company to cover outstanding checks as an operating activity. Such amounts are included in Accounts payable, accrued expenses and prepaid rent in the Operating Activities section on the Consolidated Statements of Cash Flows.

(2)REAL ESTATE PROPERTIES AND DEVELOPMENT AND VALUE-ADD PROPERTIES

The Company’s Real estate properties and Development and value-add properties at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(In thousands)
Real estate properties:
Land	$502,739	452,698
Buildings and building improvements	2,120,731	1,907,963
Tenant and other improvements	524,954	471,909
Right of use assets — Ground leases (operating) (1)	11,073	11,997
Development and value-add properties (2)	359,588	419,999
	3,519,085	3,264,566
Less accumulated depreciation	(955,328)	(871,139)
	$2,563,757	2,393,427

(1)See Ground Leases discussion below for information regarding the Company's right of use assets for ground leases.
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

EastGroup acquired operating properties during 2020, 2019 and 2018 as discussed in Note 1(j).

The Company sold operating properties during 2020, 2019 and 2018 as shown in the table below. The results of operations and gains and losses on sales for the properties sold during the periods presented are reported in continuing operations on the

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments.

The Company did not classify any properties as held for sale as of December 31, 2020 and 2019.

Sales of Real Estate
A summary of Gain on sales of real estate investments for the years ended December 31, 2020, 2019 and 2018 follows:

Real Estate Properties	Location	Size (in Square Feet)	Date Sold	Net Sales Price	Basis	Recognized Gain
				(In thousands)
2020
University Business Center 120 (1)	Santa Barbara, CA	46,000	12/01/2020	$10,342	4,007	6,335
Central Green	Houston, TX	80,000	12/23/2020	10,168	3,358	6,810
Total for 2020				$20,510	7,365	13,145
2019
World Houston 5	Houston, TX	51,000	01/29/2019	$3,679	1,354	2,325
Altamonte Commerce Center	Orlando, FL	186,000	05/20/2019	14,423	5,342	9,081
University Business Center 130 (2)	Santa Barbara, CA	40,000	11/07/2019	11,083	2,729	8,354
Southpointe Distribution Center	Tucson, AZ	207,000	12/03/2019	13,699	2,281	11,418
University Business Center 125 & 175	Santa Barbara, CA	133,000	12/11/2019	23,675	13,785	9,890
Total for 2019				$66,559	25,491	41,068
2018
World Houston 18	Houston, TX	33,000	01/26/2018	$2,289	1,211	1,078
56 Commerce Park	Tampa, FL	181,000	03/20/2018	12,032	2,888	9,144
35th Avenue Distribution Center	Phoenix, AZ	125,000	07/26/2018	7,683	3,632	4,051
Total for 2018				$22,004	7,731	14,273

(1)EastGroup owned 80% of University Business Center 120 through a joint venture partnership. EastGroup sold its 80% share of the joint venture, and the partnership was dissolved. The information shown for this transaction represents EastGroup's 80% ownership.
(2)EastGroup owned 80% of University Business Center 130 through a joint venture partnership. The information shown for this transaction also includes the 20% attributable to the Company's noncontrolling interest partner.

The table above includes sales of operating properties. During 2020, there were no land sales; however, the Company sold parcels of land during 2019 and 2018. During the year ended December 31, 2019, the Company sold (through eminent domain procedures) a small parcel of land (0.2 acres) in San Diego for $185,000 and recognized a gain on the sale of $83,000. During the year ended December 31, 2018, EastGroup sold a parcel of land in Houston for $2,577,000 and recognized a gain on the sale of $86,000. The net gains on sales of land are included in Other on the Consolidated Statements of Income and Comprehensive Income.

Development and Value-Add Properties
The Company’s development and value-add program as of December 31, 2020, was comprised of the properties detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development projects for 2020 were $9,651,000 compared to $8,453,000 for 2019 and $6,334,000 for 2018. In addition, EastGroup capitalized internal development costs of $6,689,000 during the year ended December 31, 2020, compared to $6,918,000 during 2019 and $4,696,000 in 2018.

Total capital invested for development and value-add properties during 2020 was $195,446,000, which primarily consisted of costs of $170,418,000 as detailed in the Development and Value-Add Properties Activity table below, $18,550,000 as detailed in the Development and Value-Add Properties Transferred to the Real Estate Properties Portfolio During 2020 table below and costs of $5,743,000 on projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Incurred				Anticipated Building Conversion Date
		Costs Transferred in 2020 (1)	For the Year Ended 12/31/20	Cumulative as of 12/31/20	Projected Total Costs (2)
		(In thousands)
	(Unaudited)				(Unaudited)	(Unaudited)
LEASE-UP	Building Size (Square feet)
Gilbert Crossroads A & B, Phoenix, AZ	140,000	$—	2,818	16,768	17,500	01/21
Rancho Distribution Center, Los Angeles, CA (3)	162,000	—	27,325	27,325	29,400	03/21
CreekView 121 7 & 8, Dallas, TX	137,000	—	9,760	16,559	18,500	04/21
Hurricane Shoals 3, Atlanta, GA	101,000	—	2,182	8,811	10,800	04/21
World Houston 44, Houston, TX	134,000	—	3,336	8,126	9,100	05/21
Gateway 4, Miami, FL	197,000	14,895	7,152	22,047	26,000	06/21
Interstate Commons 2, Phoenix, AZ (3)	142,000	—	2,359	12,241	12,500	06/21
Tri-County Crossing 3 & 4, San Antonio, TX	203,000	—	5,711	14,409	16,100	06/21
Northwest Crossing 1-3, Houston, TX	278,000	—	10,787	22,322	25,900	09/21
Ridgeview 1 & 2, San Antonio, TX	226,000	—	10,562	17,093	19,000	10/21
Settlers Crossing 3 & 4, Austin, TX	173,000	—	9,415	17,504	19,400	10/21
SunCoast 7, Ft. Myers, FL	77,000	3,232	4,141	7,373	8,700	11/21
LakePort 1-3, Dallas, TX	194,000	—	11,719	19,781	22,500	12/21
Total Lease-Up	2,164,000	18,127	107,267	210,359	235,400
UNDER CONSTRUCTION
Gilbert Crossroads C & D, Phoenix, AZ	178,000	4,974	1,643	6,617	21,400	06/22
Steele Creek X, Charlotte, NC	162,000	3,291	943	4,234	12,600	07/22
Basswood 1 & 2, Dallas, TX	237,000	4,580	174	4,754	22,100	10/22
Total Under Construction	577,000	12,845	2,760	15,605	56,100
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	—	(4,974)	601	—
Ft. Myers, FL	622,000	(3,232)	3,595	7,866
Miami, FL	376,000	(14,895)	1,006	20,296
Orlando, FL	1,488,000	—	26,603	27,678
Tampa, FL (4)	349,000	—	(78)	5,723
Atlanta, GA	120,000	—	1,392	1,392
Jackson, MS	28,000	—	—	706
Charlotte, NC	313,000	(3,291)	289	4,325
Dallas, TX	1,353,000	(4,580)	22,420	37,428
El Paso, TX	168,000	—	2,587	2,587
Houston, TX	1,223,000	—	1,310	20,758
San Antonio, TX	366,000	—	666	4,865
Total Prospective Development	6,406,000	(30,972)	60,391	133,624
Total Development and Value-Add Properties	9,147,000	$—	170,418	359,588
The Development and Value-Add Properties Activity table is continued on the following page.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO THE REAL ESTATE PROPERTIES PORTFOLIO DURING 2020		Costs Incurred
		Costs Transferred in 2020 (1)	For the Year Ended 12/31/20	Cumulative as of 12/31/20
	(Unaudited)	(In thousands)				(Unaudited)
	Building Size (Square feet)					Building Conversion Date

Logistics Center 6 & 7, Dallas, TX (3)	142,000	$—	19	15,754		01/20
Settlers Crossing 1, Austin, TX	77,000	—	—	9,259		01/20
Settlers Crossing 2, Austin, TX	83,000	—	—	8,475		01/20
Parc North 5, Dallas, TX	100,000	—	20	8,709		02/20
Airport Commerce Center 3, Charlotte, NC	96,000	—	335	8,891		03/20
Horizon VIII & IX, Orlando, FL	216,000	—	887	17,488		04/20
Ten West Crossing 8, Houston, TX	132,000	—	67	9,831		04/20
Tri-County Crossing 1 & 2, San Antonio, TX	203,000	—	189	15,575		04/20
SunCoast 8, Ft. Myers, FL	77,000	—	3,665	8,149		05/20
CreekView 121 5 & 6, Dallas, TX	139,000	—	2,112	15,263		06/20
Parc North 6, Dallas, TX	96,000	—	2,451	10,741		07/20
SunCoast 6, Ft. Myers, FL	81,000	—	445	8,379		07/20
Arlington Tech Centre 1 & 2, Dallas, TX (3)	151,000	—	578	13,855		08/20
Gateway 5, Miami, FL	187,000	—	1,664	24,769		08/20
Steele Creek IX, Charlotte, NC	125,000	—	1,986	11,106		08/20
Grand Oaks 75 2, Tampa, FL (3)	150,000	—	1,777	14,892		09/20
Rocky Point 2, San Diego, CA (3)	109,000	—	583	19,858		09/20
Southwest Commerce Center, Las Vegas, NV (3)	196,000	—	1,772	28,385		10/20
Total Transferred to Real Estate Properties	2,360,000	$—	18,550	249,379	(5)

(1)Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2)Included in these costs are development obligations of $33.0 million and tenant improvement obligations of $4.9 million on properties under development.
(3)Represents value-add projects acquired by EastGroup.
(4)Negative amount represents land inventory transferred to Real Estate Properties for trailer storage expansion.
(5)Represents cumulative costs at the date of transfer.

Ground Leases
On January 1, 2019, EastGroup adopted the principles of FASB ASC 842, Leases, and its related ASUs. In connection with the adoption, the Company recorded right of use assets for its ground leases, which are classified as operating leases, using the effective date transition option; under this option, prior years are not restated. As of January 1, 2019, the Company recorded right of use assets for its ground leases of $10,226,000. In April 2019, the Company acquired Logistics Center 6 & 7 in Dallas, which is located on land under a ground lease. The Company recorded a right of use asset of $2,679,000 in connection with this acquisition. There were no new ground leases in 2020. As of December 31, 2020 and 2019, the unamortized balances of the Company’s right of use assets for its ground leases were $11,073,000 and $11,997,000, respectively. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

As of December 31, 2020 and 2019, the Company operated two properties in Florida, three properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to October 2058, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. Total ground lease expenditures for the years ended December 31, 2020, 2019 and 2018 were $1,051,000, $966,000 and $783,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  These future changes in payments will be considered variable payments and will not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease term as of December 31, 2020, for the ground leases is 42 years.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule indicates approximate future minimum ground lease payments for these properties by year as of December 31, 2020:

Future Minimum Ground Lease Payments as of December 31, 2020

Years Ending December 31,	(In thousands)
2021	$970
2022	970
2023	975
2024	999
2025	999
Thereafter	37,917
Total minimum payments	42,830
Imputed interest (1)	(31,631)
Total ground leases	$11,199

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

(3)UNCONSOLIDATED INVESTMENT

The Company owns a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2021 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $7,446,000 at December 31, 2020, and $7,805,000 at December 31, 2019.

(4)MORTGAGE LOANS RECEIVABLE

As of December 31, 2019, the Company had one mortgage loan receivable which was classified as a first mortgage loan with an effective interest rate of 5.15% and a maturity date in December 2022. The Company's mortgage loan receivable was fully collected during the year ended December 31, 2020. Mortgage loans receivable are included in Other assets on the Consolidated Balance Sheets. See Note 5 for a summary of Other assets.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)OTHER ASSETS

A summary of the Company’s Other assets follows:

	December 31,
	2020	2019
	(In thousands)
Leasing costs (principally commissions)	$95,914	89,191
Accumulated amortization of leasing costs	(38,371)	(34,963)
Leasing costs (principally commissions), net of accumulated amortization	57,543	54,228

Acquired in-place lease intangibles	28,107	28,834
Accumulated amortization of acquired in-place lease intangibles	(13,554)	(11,918)
Acquired in-place lease intangibles, net of accumulated amortization	14,553	16,916

Acquired above market lease intangibles	1,825	1,721
Accumulated amortization of acquired above market lease intangibles	(1,231)	(1,007)
Acquired above market lease intangibles, net of accumulated amortization	594	714

Straight-line rents receivable	43,079	40,369
Accounts receivable	6,256	5,581
Mortgage loans receivable	—	1,679
Interest rate swap assets	—	3,485
Right of use assets - Office leases (operating)	2,131	2,115
Receivable for common stock offerings	1,942	—
Goodwill	990	990
Prepaid expenses and other assets	22,491	18,545
Total Other assets	$149,579	144,622

(6)UNSECURED BANK CREDIT FACILITIES

The Company has a $350 million unsecured bank credit facility with a group of nine banks; the facility has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company's election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. As of December 31, 2020, the Company had $125,000,000 of variable rate borrowings outstanding on this unsecured bank credit facility with a weighted average interest rate of 1.152%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company also has a $45 million unsecured bank credit facility with a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of December 31, 2020, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company's credit ratings. As of December 31, 2020, the interest rate was 1.144% with no outstanding balance.

Average unsecured bank credit facilities borrowings were $87,095,000 in 2020, $172,175,000 in 2019 and $141,223,000 in 2018, with weighted average interest rates (excluding amortization of facility fees and debt issuance costs) of 1.86% in 2020, 3.34% in 2019 and 2.64% in 2018.  Amortization of facility fees was $790,000, $790,000 and $736,000 for 2020, 2019 and 2018, respectively.  Amortization of debt issuance costs for the Company's unsecured bank credit facilities was $561,000, $556,000 and $508,000 for 2020, 2019 and 2018, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2020.

See Note 7 for a detail of the outstanding balances of the Company's Unsecured bank credit facilities as of December 31, 2020 and 2019.

(7)UNSECURED AND SECURED DEBT

The Company's debt is detailed below. EastGroup presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets as detailed below.

	December 31,
	2020	2019
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$125,000	112,710
Unamortized debt issuance costs	(806)	(1,316)
Unsecured bank credit facilities	124,194	111,394

Unsecured debt - fixed rate, carrying amount (1)	1,110,000	940,000
Unamortized debt issuance costs	(2,292)	(1,885)
Unsecured debt	1,107,708	938,115

Secured debt - fixed rate, carrying amount (1)	79,096	133,422
Unamortized debt issuance costs	(103)	(329)
Secured debt	78,993	133,093

Total debt	$1,310,895	1,182,602

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the carrying amount of Unsecured debt follows:

				Balance at December 31,
	Margin Above LIBOR	Interest Rate	Maturity Date	2020	2019
				(In thousands)
$75 Million Unsecured Term Loan (1)	1.10%	3.45%	12/20/2020	$—	75,000
$40 Million Unsecured Term Loan (1)	1.10%	2.34%	07/30/2021	40,000	40,000
$75 Million Unsecured Term Loan (1)	1.40%	3.03%	02/28/2022	75,000	75,000
$65 Million Unsecured Term Loan (1)	1.10%	2.31%	04/01/2023	65,000	65,000
$100 Million Senior Unsecured Notes:
$30 Million Notes	Not applicable	3.80%	08/28/2020	—	30,000
$50 Million Notes	Not applicable	3.80%	08/28/2023	50,000	50,000
$20 Million Notes	Not applicable	3.80%	08/28/2025	20,000	20,000
$60 Million Senior Unsecured Notes	Not applicable	3.46%	12/13/2024	60,000	60,000
$100 Million Senior Unsecured Notes:
$60 Million Notes	Not applicable	3.48%	12/15/2024	60,000	60,000
$40 Million Notes	Not applicable	3.75%	12/15/2026	40,000	40,000
$25 Million Senior Unsecured Notes	Not applicable	3.97%	10/01/2025	25,000	25,000
$50 Million Senior Unsecured Notes	Not applicable	3.99%	10/07/2025	50,000	50,000
$60 Million Senior Unsecured Notes	Not applicable	3.93%	04/10/2028	60,000	60,000
$80 Million Senior Unsecured Notes	Not applicable	4.27%	03/28/2029	80,000	80,000
$35 Million Senior Unsecured Notes	Not applicable	3.54%	08/15/2031	35,000	35,000
$75 Million Senior Unsecured Notes	Not applicable	3.47%	08/19/2029	75,000	75,000
$100 Million Unsecured Term Loan (1)	1.50%	2.75%	10/10/2026	100,000	100,000
$100 Million Unsecured Term Loan (1)	1.45%	2.39%	03/25/2027	100,000	—
$100 Million Senior Unsecured Notes	Not applicable	2.61%	10/14/2030	100,000	—
$75 Million Senior Unsecured Notes	Not applicable	2.71%	10/14/2032	75,000	—
				$1,110,000	940,000

(1)The interest rates on these unsecured term loans are comprised of LIBOR plus a margin which is subject to a pricing grid for changes in the Company's coverage ratings. The Company entered into interest rate swap agreements (further described in Note 13) to convert the loans' LIBOR rates to effectively fixed interest rates. The interest rates in the table above are the effectively fixed interest rates for the loans, including the effects of the interest rate swaps, as of December 31, 2020.

In March 2020, the Company closed a $100 million senior unsecured term loan with a seven-year term and interest only payments. It bears interest at the annual rate of LIBOR plus an applicable margin (1.45% as of December 31, 2020) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 2.39%.

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

In August 2020, the Company made a required $30 million principal repayment on $100 million of senior unsecured notes with a fixed interest rate of 3.80%.

In December 2020, the Company repaid a $75 million unsecured term loan at maturity with an effectively fixed interest rate of 3.45%.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2020.

A summary of the carrying amount of Secured debt follows:

	Interest Rate	Monthly Principal & Interest Payment	Maturity Date	Carrying Amount of Securing Real Estate at December 31, 2020	Balance at December 31,
Property					2020	2019
				(In thousands)
40th Avenue, Beltway Crossing V, Centennial Park, Executive Airport, Interchange Park I, Ocean View, Wetmore 5-8 and World Houston 26, 28, 29 & 30	4.39%	463,778	Repaid	$—	—	48,772
Colorado Crossing, Interstate I-III, Rojas, Steele Creek 1 & 2, Venture and World Houston 3-9 (1)	4.75%	420,045	06/05/2021	47,774	41,610	44,596
Arion 18, Beltway Crossing VI & VII, Commerce Park II & III, Concord, Interstate V-VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32	4.09%	329,796	01/05/2022	52,034	35,220	37,682
Ramona	3.85%	16,287	11/30/2026	8,697	2,266	2,372
				$108,505	79,096	133,422

(1)During 2019, the Company executed a collateral release for World Houston 5; this property was sold during 2019 and is no longer considered to be collateral securing this loan.

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

Scheduled principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), due during the next five years as of December 31, 2020 are as follows:

Years Ending December 31,	(In thousands)
2021	$84,285
2022	107,770
2023	115,119
2024	120,122
2025	95,128

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2020	2019
	(In thousands)
Property taxes payable	$3,524	2,696
Development costs payable	6,427	11,766
Real estate improvements and capitalized leasing costs payable	5,692	4,636
Interest payable	6,537	6,370
Dividends payable	32,677	30,714
Book overdraft (1)	5,176	25,771
Other payables and accrued expenses	9,540	10,071
Total Accounts payable and accrued expenses	$69,573	92,024

(1) Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company's working cash line of credit. See Note 1(p).

(9)OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	December 31,
	2020	2019
	(In thousands)
Security deposits	$22,140	20,351
Prepaid rent and other deferred income	14,694	13,855
Operating lease liabilities — Ground leases	11,199	12,048
Operating lease liabilities — Office leases	2,167	2,141

Acquired below-market lease intangibles	9,019	8,616
Accumulated amortization of acquired below-market lease intangibles	(6,168)	(4,494)
Acquired below-market lease intangibles, net of accumulated amortization	2,851	4,122

Interest rate swap liabilities	10,752	678
Prepaid tenant improvement reimbursements	364	56
Other liabilities	5,650	15,872
Total Other liabilities	$69,817	69,123

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2020:

	Years Ended December 31,
	2020	2019	2018
	Common Stock (in shares)
Shares outstanding at beginning of year	38,925,953	36,501,356	34,758,167
Common stock offerings	709,924	2,388,342	1,706,474
Dividend reinvestment plan	—	1,893	1,844
Incentive restricted stock granted	69,446	59,943	50,217
Incentive restricted stock forfeited	(440)	(3,010)	—
Director common stock awarded	8,182	6,384	8,478
Director restricted stock granted	208	—	—
Restricted stock withheld for tax obligations	(36,445)	(28,955)	(23,824)
Shares outstanding at end of year	39,676,828	38,925,953	36,501,356

Common Stock Issuances
The following table presents the common stock issuance activity for the three years ended December 31, 2020:

Years Ended December 31,	Number of Shares of Common Stock Issued	Net Proceeds
		(In thousands)
2020	709,924	$92,663
2019	2,388,342	284,710
2018	1,706,474	157,319

Dividend Reinvestment Plan
The Company had a dividend reinvestment plan that allowed stockholders to reinvest cash distributions in new shares of the Company. On December 12, 2019, the dividend reinvestment plan was terminated and any unsold shares pursuant to the plan were deregistered.

(11)STOCK-BASED COMPENSATION

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
There were 1,527,382, 1,583,223 and 1,629,281 total shares available for grant under the 2013 Equity Plan as of December 31, 2020, 2019 and 2018, respectively. Typically, the Company issues new shares to fulfill stock grants.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation cost for employees was $7,605,000, $8,647,000 and $5,322,000 for 2020, 2019 and 2018, respectively, of which $1,923,000, $2,536,000 and $1,173,000 were capitalized as part of the Company’s development costs for the respective years.

Employee Equity Awards
The Company's restricted stock program is designed to provide incentives for management to achieve goals established by the Compensation Committee of the Company's Board of Directors (the “Committee”). The awards act as a retention device, as they vest over time, allowing participants to benefit from dividends on shares as well as potential stock appreciation. Equity awards align management's interests with the long-term interests of shareholders.  The vesting periods of the Company’s restricted stock plans vary, as determined by the Committee.  Restricted stock is granted to executive officers subject to both continued service and the satisfaction of certain annual performance goals and multi-year market conditions as determined by the Committee.  Restricted stock is granted to non-executive officers subject only to continued service.  The cost for market-based awards and awards that only require service is amortized on a straight-line basis over the requisite service periods. The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date.

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

The third plan measured the bright-line tests over the three-year period ended December 31, 2019. During the first quarter of 2020, the Committee measured the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of May 10, 2017.  The number of shares determined on the measurement date was 18,917.  These shares vested 75% on February 13, 2020, the date the earned shares were determined, and 25% on January 1, 2021. On the grant date of May 10, 2017, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on May 10, 2017. On that date, 5,406 shares were granted to certain executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $78.18 per share, vested 25% in the first quarter of 2018 and on each January 1 of 2019, 2020 and 2021. The shares were expensed on a straight-line basis over the service period.

In the second quarter of 2018, the Committee approved a long-term equity compensation plan for the Company’s executive officers that includes one component based on total shareholder return and one component based only on continued service as of the vesting dates.

The component of the long-term equity compensation plan based on total shareholder return is subject to bright-line tests that will compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The plan will measure the bright-line tests over the three-year period ended December 31, 2020. During the first quarter of 2021, the Committee will measure the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of June 1, 2018.  The number of shares to be earned on the measurement date could range from zero to 27,087.  These shares would vest 75% on the date the earned shares are determined in the first quarter

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 2021 and 25% on January 1, 2022. On the grant date of June 1, 2018, the Company began recognizing expense for this plan based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on June 1, 2018. On that date, 7,884 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $95.19, vested 25% in the first quarter of each of 2019, 2020 and 2021 and will vest 25% on January 1, 2022. The shares are being expensed on a straight-line basis over the remaining service period.

In the first quarter of 2019, the Committee approved an equity compensation award (the “2019 Annual Grant”) for the Company’s executive officers based upon certain annual performance measures for 2019; the 2019 Annual Grant is comprised of three components.

The first component of the 2019 Annual Grant is based upon the following Company performance measures for 2019: (i) same property net operating income change, (ii) debt-to EBITDAre ratio, and (iii) fixed charge coverage. On February 13, 2020, the Committee measured the Company’s performance for 2019 against bright-line tests established by the Committee on the grant date of March 7, 2019 and determined that 9,162 shares were earned. These shares, which have a grant date fair value of $105.97, vested 20% on the date shares were determined, 20% on January 1, 2021 and will vest 20% per year on each January 1 for the subsequent three years. On the grant date of March 7, 2019, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

The second component of the 2019 Annual Grant is based upon the Company’s funds from operations (“FFO”) per share for 2019. On February 13, 2020, the Committee measured the Company’s performance for 2019 against bright-line tests established by the Committee on the grant date of August 28, 2019 and determined that 15,990 shares were earned. These shares, which have a grant date fair value of $122.61, vested 20% on the date shares were determined, 20% on January 1, 2021 and will vest 20% per year on each January 1 of 2022, 2023 and 2024. On the grant date of August 28, 2019, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

The third component of the 2019 Annual Grant is based upon the achievement of individual goals for each of the officers to whom shares were granted. On February 13, 2020, the Committee evaluated the performance of the officers and, in its discretion, awarded 5,860 shares with a grant date fair value of $141.63. These shares vested 20% on the date shares were determined and awarded and 20% on January 1, 2021 and will vest 20% per year on each January 1 of 2022, 2023 and 2024. The Company began recognizing the expense for the shares awarded on the grant date of February 13, 2020, and the shares will be expensed on a straight-line basis over the remaining service period.

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

The component of the long-term equity compensation award based only on continued service as of the vesting dates was awarded on March 7, 2019. On that date, an aggregate of 9,947 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $105.97, vested 25% in the first quarter of 2020, 25% on January 1, 2021 and will vest 25% on each January 1 of 2022 and 2023. The shares are being expensed on a straight-line basis over the remaining service period.

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

The component of the long-term equity compensation plan based only on continued service as of the vesting dates was awarded on March 6, 2020. On that date, an aggregate of 7,217 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $131.36, will vest 25% in the first quarter of 2021 and 25% on each January 1 for the subsequent three years. The shares are being expensed on a straight-line basis over the remaining service period.

During the second quarter of 2020, 12,300 shares were granted to certain non-executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $105.30, vested 20% on January 1, 2021 and will vest 20% on each January 1 of 2022, 2023, 2024 and 2025. The shares are being expensed on a straight-line basis over the remaining service period.

During the fourth quarter of 2019, the Committee adopted the Equity Award Retirement Policy (the “retirement policy”) which allows for accelerated vesting of unvested shares for retirement-eligible employees (defined as employees who meet certain age and years of service requirements). In order to qualify for accelerated vesting upon retirement, the eligible employees must provide required notification under the retirement policy and must retire from the Company. The Company has adjusted its stock-based compensation expense to accelerate the recognition of expense for retirement-eligible employees.

During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares.  For shares subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  Share certificates and dividends are delivered to the employee as they vest.  As of December 31, 2020, there was $5,004,000 of unrecognized compensation cost related to unvested

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restricted stock compensation for employees and directors that is expected to be recognized over a weighted average period of 2.7 years.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2020, 2019 and 2018. Of the shares that vested in 2020, 2019 and 2018, 36,445 shares, 28,955 shares and 23,824 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan. As of the grant date, the fair value of shares that were granted during 2020, 2019 and 2018 was $7,028,000, $5,672,000 and $4,223,000, respectively. As of the vesting date, the fair value of shares that vested during 2020, 2019 and 2018 was $11,754,000, $6,662,000 and $5,142,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	130,884	$82.78	143,314	$70.26	152,644	$63.18
Granted (1)	69,446	101.19	59,943	94.62	50,217	84.09
Forfeited	(440)	112.14	(3,010)	86.19	—	—
Vested	(86,765)	73.80	(69,363)	66.99	(59,547)	63.77
Unvested at end of year	113,125	100.86	130,884	82.78	143,314	70.26

(1) Does not include the restricted shares that may be earned if the performance goals established in 2018 and 2019 for long-term performance and in 2020 for annual and long-term performance are achieved. Depending on the actual level of achievement of the goals at the end of the open performance periods, the number of shares earned could range from zero to 109,884.

Following is a vesting schedule of the total unvested shares as of December 31, 2020:

Unvested Shares Vesting Schedule	Number of Shares
2021	44,807
2022	31,870
2023	22,089
2024	11,899
2025	2,460
Total Unvested Shares	113,125

Directors Equity Awards
The Board of Directors has adopted a policy under the 2013 Equity Plan pursuant to which awards will be made to non-employee Directors. The current policy provides that the Company shall automatically award an annual retainer share award to each non-employee Director who has been elected or reelected as a member of the Board of Directors at the Annual Meeting. The number of shares shall be equal to $100,000 divided by the fair market value of a share on the date of such election. If a non-employee Director is elected or appointed to the Board of Directors other than at an Annual Meeting of the Company, the annual retainer share award shall be pro rated. The policy also provides that each new non-employee Director appointed or elected will receive an automatic award of restricted shares of Common Stock on the effective date of election or appointment equal to $25,000 divided by the fair market value of the Company's Common Stock on such date. These restricted shares will vest over a four-year period upon the performance of future service as a Director, subject to certain exceptions.

Directors were issued 8,182 shares, 6,384 shares and 8,478 shares of common stock as annual retainer awards for 2020, 2019 and 2018, respectively.

During the third quarter of 2020, 208 shares were granted to a newly elected non-employee Director subject only to continued service as of the vesting date. The shares, which have a grant date fair value of $120.39 per share, will vest 25% per year on July 13 in years 2021, 2022, 2023 and 2024. The shares are being expensed on a straight-line basis over the remaining service period.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2017, 282 shares were granted to a newly elected non-employee Director subject only to continued service as of the vesting date. The shares, which have a grant date fair value of $88.86 per share, vested 25% on each of September 8, 2018, 2019 and 2020, and will vest 25% on September 8, 2021. The shares are being expensed on a straight-line basis over the remaining service period.

As of the vesting date, the fair value of shares that vested during 2020, 2019 and 2018 was $9,000, $9,000 and $7,000, respectively.  Stock-based compensation expense for directors was $897,000, $727,000 and $1,134,000 for 2020, 2019 and 2018, respectively.

(12)COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income.  The components of Accumulated other comprehensive income (loss) for 2020, 2019 and 2018 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 13 for information regarding the Company’s interest rate swaps.

	Years Ended December 31,
	2020	2019	2018
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):	(In thousands)
Balance at beginning of year	$2,807	6,701	5,348
Change in fair value of interest rate swaps - cash flow hedges	(13,559)	(3,894)	1,353
Balance at end of year	$(10,752)	2,807	6,701

(13)DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

As of December 31, 2020, EastGroup had five interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company's interest rate swaps convert the related loans' LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Other comprehensive income (loss) and is subsequently reclassified into earnings through interest expense as interest payments are made in the period that the hedged forecasted transaction affects earnings.

Amounts reported in Accumulated other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made or received on the Company's variable rate debt. The Company estimates that an additional $4,026,000 will be reclassified from Accumulated other comprehensive income (loss) as an increase to Interest expense over the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. In November 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited (“IBA”), the administrator of LIBOR, announced that it would consult on its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023.

The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

As of December 31, 2020 and 2019, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of December 31, 2020	Notional Amount as of December 31, 2019
	(In thousands)
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	—	$60,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	—	$15,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	—

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2020 and 2019. See Note 18 for additional information on the fair value of the Company's interest rate swaps.

	Derivatives As of December 31, 2020		Derivatives As of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$—	Other assets	$3,485
Interest rate swap liabilities	Other liabilities	10,752	Other liabilities	678

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$(17,364)	(1,975)	2,757
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	3,805	(1,919)	(1,404)

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $10,928,000 as of December 31, 2020.

(14)EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted EPS.  Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	2020	2019	2018
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$108,363	121,662	88,506
Denominator – weighted average shares outstanding	39,185	37,442	35,439
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$108,363	121,662	88,506
Denominator:
Weighted average shares outstanding	39,185	37,442	35,439
Unvested restricted stock	111	85	67
Total Shares	39,296	37,527	35,506

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)QUARTERLY RESULTS OF OPERATIONS – UNAUDITED

	2020 Quarter Ended				2019 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)
Revenues	$88,865	89,945	92,256	106,044	81,365	91,425	84,180	116,532
Expenses	(65,567)	(66,458)	(67,845)	(68,849)	(58,831)	(64,476)	(61,605)	(65,250)
Net income	23,298	23,487	24,411	37,195	22,534	26,949	22,575	51,282
Net income attributable to noncontrolling interest in joint ventures	(1)	(3)	(10)	(14)	(5)	4	(4)	(1,673)
Net income attributable to EastGroup Properties, Inc. common stockholders	$23,297	23,484	24,401	37,181	22,529	26,953	22,571	49,609
BASIC PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.60	0.60	0.62	0.94	0.62	0.73	0.60	1.29
Weighted average shares outstanding	38,882	39,007	39,338	39,507	36,465	36,944	37,771	38,561
DILUTED PER SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS (1)
Net income attributable to common stockholders	$0.60	0.60	0.62	0.94	0.62	0.73	0.60	1.28
Weighted average shares outstanding	38,961	39,077	39,450	39,653	36,526	37,019	37,869	38,687

(1)The above quarterly earnings per share calculations are based on the weighted average number of shares of common stock outstanding during each quarter for basic earnings per share and the weighted average number of outstanding shares of common stock and common stock share equivalents during each quarter for diluted earnings per share.  The annual earnings per share calculations in the Consolidated Statements of Income and Comprehensive Income are based on the weighted average number of shares of common stock outstanding during each year for basic earnings per share and the weighted average number of outstanding shares of common stock and common stock share equivalents during each year for diluted earnings per share.  The sum of quarterly financial data may vary from the annual data due to rounding.

(16)DEFINED CONTRIBUTION PLAN

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $851,000, $786,000 and $769,000 for 2020, 2019 and 2018, respectively.

(17)LEGAL MATTERS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.
As previously reported in the Company’s annual reports on Form 10-K for the years ended December 31, 2019 and 2018, and the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2020 and 2019, the Company had been involved in pending litigation related to an action against the Company and certain of its officers in connection with the Company’s November 2016 purchase of a land parcel, alleging breach of contract and other claims in law and in equity. The Company asserted numerous affirmative defenses. In an effort to resolve the litigation, EastGroup made an initial settlement offer for $497,000, which was reserved in the Company’s financial statements as of December 31, 2018. During the year ended December 31, 2019, the parties came to a mediated resolution of the matter and it was resolved; losses related to the matter are included in Other on the Consolidated Statements of Income and Comprehensive Income. Even though the matter was settled, the case was dismissed, and releases exchanged among all parties, the Plaintiff filed an appeal of the

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

order in the Florida Court of Appeal compelling him to comply with the settlement. The Court has since dismissed the appeal. All monies due under the settlement have been paid to the Plaintiff’s lawyers and were accounted for as stated above.
(18)FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2020 and 2019.

	December 31,
	2020		2019
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$21	21	224	224
Mortgage loans receivable	—	—	1,679	1,703
Interest rate swap assets	—	—	3,485	3,485
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	125,000	124,820	112,710	113,174
Unsecured debt (2)	1,110,000	1,141,803	940,000	959,177
Secured debt (2)	79,096	80,435	133,422	136,107
Interest rate swap liabilities	10,752	10,752	678	678

(1)Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as indicated in the notes below.
(2)Carrying amounts and fair values shown in the table exclude debt issuance costs (see Notes 6 and 7 for additional information).

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19)SUBSEQUENT EVENTS

In January 2021, EastGroup acquired Access Business Park 1, a recently constructed 156,000 square foot distribution building in Greenville, South Carolina, for $10.3 million.

Also in January 2021, EastGroup acquired Northpoint 200, a recently constructed distribution facility in Atlanta containing 79,000 square feet, for $6.5 million.

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
Jetport Commerce Park	$—	1,575	6,591	6,961	1,575	13,552	15,127	9,751	1993-99	1974-85
Westport Commerce Center	—	980	3,800	3,044	980	6,844	7,824	5,145	1994	1983/87
Benjamin Distribution Center I & II	—	843	3,963	1,995	883	5,918	6,801	4,302	1997	1996
Benjamin Distribution Center III	—	407	1,503	670	407	2,173	2,580	1,684	1999	1988
Palm River Center	—	1,190	4,625	3,001	1,190	7,626	8,816	5,507	1997/98	1990/97/98
Palm River North I & III	—	1,005	4,688	3,427	1,005	8,115	9,120	4,899	1998	2000
Palm River North II	—	634	4,418	454	634	4,872	5,506	3,627	1997/98	1999
Palm River South I	—	655	3,187	691	655	3,878	4,533	2,117	2000	2005
Palm River South II	—	655	—	4,648	655	4,648	5,303	2,428	2000	2006
Walden Distribution Center I	—	337	3,318	696	337	4,014	4,351	2,420	1997/98	2001
Walden Distribution Center II	—	465	3,738	1,492	465	5,230	5,695	3,321	1998	1998
Oak Creek Distribution Center I	—	1,109	6,126	1,487	1,109	7,613	8,722	4,714	1998	1998
Oak Creek Distribution Center II	—	647	3,603	1,817	647	5,420	6,067	3,077	2003	2001
Oak Creek Distribution Center III	—	439	—	3,242	556	3,125	3,681	1,422	2005	2007
Oak Creek Distribution Center IV	—	682	6,472	864	682	7,336	8,018	3,535	2005	2001
Oak Creek Distribution Center V	—	724	—	6,007	916	5,815	6,731	2,754	2005	2007
Oak Creek Distribution Center VI	—	642	—	5,663	812	5,493	6,305	2,302	2005	2008
Oak Creek Distribution Center VII	—	740	—	6,399	740	6,399	7,139	681	2005	2017
Oak Creek Distribution Center VIII	—	843	—	6,302	1,051	6,094	7,145	1,055	2005	2015
Oak Creek Distribution Center IX	—	618	—	5,161	781	4,998	5,779	1,769	2005	2009
Oak Creek Distribution Center A	—	185	—	1,498	185	1,498	1,683	601	2005	2008
Oak Creek Distribution Center B	—	227	—	1,555	227	1,555	1,782	625	2005	2008
Oak Creek Distribution Center C Land	—	355	—	379	355	379	734	—	2005	n/a
Airport Commerce Center	—	1,257	4,012	1,062	1,257	5,074	6,331	3,114	1998	1998
Westlake Distribution Center	—	1,333	6,998	2,664	1,333	9,662	10,995	6,293	1998	1998/99
Expressway Commerce Center I	—	915	5,346	1,675	915	7,021	7,936	3,918	2002	2004

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Expressway Commerce Center II	—	1,013	3,247	1,065	1,013	4,312	5,325	2,307	2003	2001
Silo Bend Distribution Center	—	4,131	27,497	4,666	4,132	32,162	36,294	9,176	2011	1987/90
Tampa East Distribution Center	—	791	4,758	721	791	5,479	6,270	1,824	2011	1984
Tampa West Distribution Center	—	2,139	8,502	1,276	2,140	9,777	11,917	3,092	2011	1975/93/94
Madison Distribution Center	—	495	2,779	466	495	3,245	3,740	1,100	2012	2007
Madison Distribution Center II & III	—	624	—	7,029	624	7,029	7,653	1,475	2012	2015
Madison Distribution Center IV & V	—	565	—	8,232	565	8,232	8,797	1,546	2012	2016
Grand Oaks 75 Business Center I	—	3,572	12,979	102	3,572	13,081	16,653	626	2019	2017
Grand Oaks 75 Business Center II	—	2,589	10,226	2,325	2,589	12,551	15,140	239	2019	2019
Orlando
Chancellor Center	—	291	1,711	513	291	2,224	2,515	1,485	1996/97	1996/97
Exchange Distribution Center I	—	603	2,414	2,400	603	4,814	5,417	3,659	1994	1975
Exchange Distribution Center II	—	300	945	482	300	1,427	1,727	950	2002	1976
Exchange Distribution Center III	—	320	997	408	320	1,405	1,725	997	2002	1980
Sunbelt Distribution Center	—	1,472	5,745	6,109	1,472	11,854	13,326	9,525	1989/97/98	1974/87/97/98
John Young Commerce Center I	—	497	2,444	1,601	497	4,045	4,542	2,543	1997/98	1997/98
John Young Commerce Center II	—	512	3,613	576	512	4,189	4,701	2,943	1998	1999
Sunport Center I	—	555	1,977	1,077	555	3,054	3,609	1,832	1999	1999
Sunport Center II	—	597	3,271	2,250	597	5,521	6,118	3,846	1999	2001
Sunport Center III	—	642	3,121	1,268	642	4,389	5,031	2,611	1999	2002
Sunport Center IV	—	642	2,917	1,843	642	4,760	5,402	2,982	1999	2004
Sunport Center V	—	750	2,509	2,478	750	4,987	5,737	3,068	1999	2005
Sunport Center VI	—	672	—	3,750	672	3,750	4,422	1,691	1999	2006
Southridge Commerce Park I	—	373	—	5,237	373	5,237	5,610	3,218	2003	2006
Southridge Commerce Park II	—	342	—	4,532	342	4,532	4,874	2,496	2003	2007
Southridge Commerce Park III	—	547	—	5,756	547	5,756	6,303	2,634	2003	2007
Southridge Commerce Park IV (f)	2,393	506	—	4,919	506	4,919	5,425	2,209	2003	2006
Southridge Commerce Park V (f)	2,175	382	—	4,548	382	4,548	4,930	2,404	2003	2006
Southridge Commerce Park VI	—	571	—	5,396	571	5,396	5,967	2,382	2003	2007
Southridge Commerce Park VII	—	520	—	6,787	520	6,787	7,307	2,964	2003	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Southridge Commerce Park VIII	—	531	—	6,369	531	6,369	6,900	2,359	2003	2008
Southridge Commerce Park IX	—	468	—	6,462	468	6,462	6,930	2,244	2003	2012
Southridge Commerce Park X	—	414	—	4,879	414	4,879	5,293	1,357	2003	2012
Southridge Commerce Park XI	—	513	—	5,939	513	5,939	6,452	1,788	2003	2012
Southridge Commerce Park XII	—	2,025	—	17,189	2,025	17,189	19,214	6,003	2005	2008
Horizon Commerce Park I	—	991	—	6,586	991	6,586	7,577	1,650	2008	2014
Horizon Commerce Park II	—	1,111	—	7,249	1,111	7,249	8,360	1,666	2008	2014
Horizon Commerce Park III	—	991	—	6,541	991	6,541	7,532	1,259	2008	2016
Horizon Commerce Park IV	—	1,097	—	8,595	1,097	8,595	9,692	1,677	2008	2015
Horizon Commerce Park V	—	1,108	—	8,604	1,108	8,604	9,712	1,182	2008	2017
Horizon Commerce Park VI	—	1,099	—	11,131	1,099	11,131	12,230	900	2008	2019
Horizon Commerce Park VII	—	962	—	7,639	962	7,639	8,601	1,319	2008	2017
Horizon Commerce Park VIII & IX	—	1,590	—	16,628	1,590	16,628	18,218	532	2008	2019
Horizon Commerce Park X	—	846	—	6,601	846	6,601	7,447	752	2009	2018
Horizon Commerce Park XI	—	1,101	—	9,877	1,101	9,877	10,978	569	2009	2019
Horizon Commerce Park XII	—	1,416	—	10,581	1,416	10,581	11,997	1,118	2009	2017
Jacksonville
Deerwood Distribution Center	—	1,147	1,799	6,558	1,147	8,357	9,504	3,895	1989	1978
Phillips Distribution Center	—	1,375	2,961	5,085	1,375	8,046	9,421	5,815	1994	1984/95
Lake Pointe Business Park	—	3,442	6,450	9,930	3,442	16,380	19,822	12,840	1993	1986/87
Ellis Distribution Center	—	540	7,513	4,399	540	11,912	12,452	5,706	1997	1977
Westside Distribution Center	—	2,011	15,374	9,896	2,011	25,270	27,281	14,506	1997/2008	1984/85
Beach Commerce Center	—	476	1,899	888	476	2,787	3,263	1,617	2000	2000
Interstate Distribution Center	—	1,879	5,700	2,274	1,879	7,974	9,853	4,798	2005	1990
Flagler Center	—	7,317	14,912	1,012	7,317	15,924	23,241	2,245	2016	1997 & 2005
Ft. Lauderdale/Palm Beach area
Linpro Commerce Center	—	613	2,243	3,623	616	5,863	6,479	4,026	1996	1986
Cypress Creek Business Park	—	—	2,465	2,604	—	5,069	5,069	3,520	1997	1986
Lockhart Distribution Center	—	—	3,489	3,150	—	6,639	6,639	4,949	1997	1986
Interstate Commerce Center	—	485	2,652	1,851	485	4,503	4,988	2,579	1998	1988
Executive Airport Distribution Ctr	—	1,991	4,857	5,981	1,991	10,838	12,829	5,613	2001	2004/06

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Sample 95 Business Park	—	2,202	8,785	4,323	2,202	13,108	15,310	8,623	1996/98	1990/99
Blue Heron Distribution Center	—	975	3,626	2,655	975	6,281	7,256	4,048	1999	1986
Blue Heron Distribution Center II	—	1,385	4,222	2,154	1,385	6,376	7,761	3,369	2004	1988
Blue Heron Distribution Center III	—	450	—	2,843	450	2,843	3,293	1,187	2004	2009
Weston Commerce Park	—	4,163	9,951	1,738	4,163	11,689	15,852	1,535	2016	1998

Ft. Myers
SunCoast Commerce Center I	—	911	—	4,841	928	4,824	5,752	2,066	2005	2008
SunCoast Commerce Center II	—	911	—	5,030	928	5,013	5,941	2,314	2005	2007
SunCoast Commerce Center III	—	1,720	—	6,714	1,763	6,671	8,434	2,754	2006	2008
SunCoast Commerce Center IV	—	1,733	—	7,548	1,762	7,519	9,281	983	2006	2017
SunCoast Commerce Center V	—	1,511	—	6,724	1,594	6,641	8,235	512	2006	2019
SunCoast Commerce Center VI	—	1,537	—	7,063	1,594	7,006	8,600	244	2006	2019
SunCoast Commerce Center VIII	—	1,533	—	6,782	1,533	6,782	8,315	196	2006	2020
Miami
Gateway Commerce Park 1	—	5,746	—	18,955	5,746	18,955	24,701	1,357	2016	2018
Gateway Commerce Park 5	—	5,746	—	19,329	5,357	19,718	25,075	900	2016	2019
CALIFORNIA
San Francisco area
Wiegman Distribution Center I	—	2,197	8,788	2,514	2,308	11,191	13,499	7,250	1996	1986/87
Wiegman Distribution Center II	—	2,579	4,316	152	2,579	4,468	7,047	1,071	2012	1998
Huntwood Distribution Center	—	3,842	15,368	3,711	3,842	19,079	22,921	12,547	1996	1988
San Clemente Distribution Center	—	893	2,004	944	893	2,948	3,841	2,088	1997	1978
Yosemite Distribution Center	—	259	7,058	2,036	731	8,622	9,353	5,452	1999	1974/87
Los Angeles area
Eucalyptus Distribution Center	—	11,392	11,498	194	11,392	11,692	23,084	1,043	2018	1988
Kingsview Industrial Center	—	643	2,573	883	643	3,456	4,099	2,329	1996	1980
Dominguez Distribution Center	—	2,006	8,025	1,170	2,006	9,195	11,201	6,120	1996	1977
Main Street Distribution Center	—	1,606	4,103	869	1,606	4,972	6,578	3,119	1999	1999
Walnut Business Center	—	2,885	5,274	2,590	2,885	7,864	10,749	5,143	1996	1966/90
Washington Distribution Center	—	1,636	4,900	751	1,636	5,651	7,287	3,579	1997	1996/97

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Chino Distribution Center	—	2,544	10,175	1,623	2,544	11,798	14,342	9,244	1998	1980
Ramona Distribution Center	2,266	3,761	5,751	160	3,761	5,911	9,672	975	2014	1984
Industry Distribution Center I	—	10,230	12,373	4,866	10,230	17,239	27,469	10,711	1998	1959
Industry Distribution Center III	—	—	3,012	(157)	—	2,855	2,855	2,855	2007	1992
Chestnut Business Center	—	1,674	3,465	361	1,674	3,826	5,500	2,217	1998	1999
Los Angeles Corporate Center	—	1,363	5,453	3,627	1,363	9,080	10,443	6,534	1996	1986
Fresno
Shaw Commerce Center	—	2,465	11,627	7,579	2,465	19,206	21,671	12,781	1998	1978/81/87
San Diego
Eastlake Distribution Center	—	3,046	6,888	2,089	3,046	8,977	12,023	5,902	1997	1989
Miramar Land	—	13,980	—	1	13,981	—	13,981	—	2019	n/a
Ocean View Corporate Center	—	6,577	7,105	1,596	6,577	8,701	15,278	3,456	2010	2005
Otay Mesa Land	—	15,282	—	12	15,294	—	15,294	—	2019	n/a
Rocky Point Distribution Center I	—	8,857	13,388	1	8,857	13,389	22,246	666	2019	2019
Rocky Point Distribution Center II	—	7,623	11,614	846	7,623	12,460	20,083	127	2019	2019
Siempre Viva Distribution Center I	—	4,628	9,211	368	4,628	9,579	14,207	640	2018	2003
Siempre Viva Distribution Center II	—	2,868	5,694	125	2,877	5,810	8,687	232	2019	2002
TEXAS
Dallas
Allen Station 1 & 2	—	5,815	17,612	1,142	5,815	18,754	24,569	1,817	2018	2001
Arlington Tech Centre 1 & 2	—	2,510	10,096	1,890	2,515	11,981	14,496	140	2019	2019
Interstate Warehouse I & II (e)	4,636	1,746	4,941	3,830	1,746	8,771	10,517	7,270	1988	1978
Interstate Warehouse III (e)	1,852	519	2,008	1,674	519	3,682	4,201	2,649	2000	1979
Interstate Warehouse IV	—	416	2,481	732	416	3,213	3,629	1,829	2004	2002
Interstate Warehouse V, VI, & VII (f)	3,796	1,824	4,106	2,674	1,824	6,780	8,604	4,024	2009	1979/80/81
Logistics Center 6 & 7	—	—	12,605	3,178	—	15,783	15,783	832	2019	2018
Venture Warehouses (e)	3,513	1,452	3,762	2,755	1,452	6,517	7,969	5,667	1988	1979
ParkView Commerce Center 1-3	—	2,663	—	18,906	2,663	18,906	21,569	3,473	2014	2015
Shady Trail Distribution Center	—	635	3,621	1,408	635	5,029	5,664	2,913	2003	1998
Valwood Distribution Center	—	4,361	34,405	4,433	4,361	38,838	43,199	11,872	2012	1986/87/97/98

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Northfield Distribution Center	—	12,470	50,713	6,974	12,471	57,686	70,157	16,967	2013	1999-2001/03/04/08
Parc North 1-4	—	4,615	26,358	6,197	4,615	32,555	37,170	5,060	2016	2016
Parc North 5	—	1,286	—	7,829	1,286	7,829	9,115	414	2016	2019
Parc North 6	—	1,233	—	9,536	1,233	9,536	10,769	299	2016	2019
CreekView 121 1 & 2	—	3,275	—	14,614	3,275	14,614	17,889	2,502	2015	2017
CreekView 121 3 & 4	—	2,600	—	13,518	2,600	13,518	16,118	1,526	2015	2018
CreekView 121 5 & 6	—	2,682	—	12,831	2,681	12,832	15,513	483	2016	2020
The Rock at Star Business Park	—	5,296	27,223	—	5,296	27,223	32,519	112	2020	2019
Houston
World Houston Int'l Business Ctr 1 & 2	—	660	5,893	2,496	660	8,389	9,049	5,479	1998	1996
World Houston Int'l Business Ctr 3 & 4 (e)	2,841	820	5,130	495	707	5,738	6,445	3,703	1998	1998
World Houston Int'l Business Ctr 6 (e)	1,550	425	2,423	669	425	3,092	3,517	2,130	1998	1998
World Houston Int'l Business Ctr 7 & 8 (e)	4,583	680	4,584	5,134	680	9,718	10,398	6,638	1998	1998
World Houston Int'l Business Ctr 9 (e)	3,224	800	4,355	2,159	800	6,514	7,314	3,685	1998	1998
World Houston Int'l Business Ctr 10	—	933	4,779	880	933	5,659	6,592	3,116	2001	1999
World Houston Int'l Business Ctr 11	—	638	3,764	1,799	638	5,563	6,201	3,248	1999	1999
World Houston Int'l Business Ctr 12	—	340	2,419	383	340	2,802	3,142	1,794	2000	2002
World Houston Int'l Business Ctr 13	—	282	2,569	773	282	3,342	3,624	2,200	2000	2002
World Houston Int'l Business Ctr 14	—	722	2,629	1,329	722	3,958	4,680	2,372	2000	2003
World Houston Int'l Business Ctr 15	—	731	—	6,284	731	6,284	7,015	3,710	2000	2007
World Houston Int'l Business Ctr 16	—	519	4,248	1,806	519	6,054	6,573	3,430	2000	2005
World Houston Int'l Business Ctr 17	—	373	1,945	848	373	2,793	3,166	1,611	2000	2004
World Houston Int'l Business Ctr 19	—	373	2,256	1,327	373	3,583	3,956	2,110	2000	2004
World Houston Int'l Business Ctr 20	—	1,008	1,948	2,201	1,008	4,149	5,157	2,443	2000	2004
World Houston Int'l Business Ctr 21	—	436	—	4,126	436	4,126	4,562	1,884	2000/03	2006
World Houston Int'l Business Ctr 22	—	436	—	4,638	436	4,638	5,074	2,383	2000	2007
World Houston Int'l Business Ctr 23	—	910	—	7,418	910	7,418	8,328	3,539	2000	2007
World Houston Int'l Business Ctr 24	—	837	—	6,142	838	6,141	6,979	2,844	2005	2008
World Houston Int'l Business Ctr 25	—	508	—	4,486	508	4,486	4,994	1,951	2005	2008
World Houston Int'l Business Ctr 26	—	445	—	3,267	445	3,267	3,712	1,343	2005	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
World Houston Int'l Business Ctr 27	—	837	—	5,153	838	5,152	5,990	2,368	2005	2008
World Houston Int'l Business Ctr 28	—	550	—	4,665	550	4,665	5,215	2,196	2005	2009
World Houston Int'l Business Ctr 29	—	782	—	4,179	974	3,987	4,961	1,571	2007	2009
World Houston Int'l Business Ctr 30	—	981	—	5,983	1,222	5,742	6,964	2,572	2007	2009
World Houston Int'l Business Ctr 31A	—	684	—	4,092	684	4,092	4,776	1,917	2008	2011
World Houston Int'l Business Ctr 31B	—	546	—	3,555	546	3,555	4,101	1,487	2008	2012
World Houston Int'l Business Ctr 32 (f)	3,035	1,225	—	5,655	1,526	5,354	6,880	1,721	2007	2012
World Houston Int'l Business Ctr 33	—	1,166	—	7,867	1,166	7,867	9,033	2,259	2011	2013
World Houston Int'l Business Ctr 34	—	439	—	3,440	439	3,440	3,879	1,038	2005	2012
World Houston Int'l Business Ctr 35	—	340	—	2,580	340	2,580	2,920	632	2005	2012
World Houston Int'l Business Ctr 36	—	684	—	4,882	684	4,882	5,566	1,552	2011	2013
World Houston Int'l Business Ctr 37	—	759	—	6,423	759	6,423	7,182	2,020	2011	2013
World Houston Int'l Business Ctr 38	—	1,053	—	7,324	1,053	7,324	8,377	2,311	2011	2013
World Houston Int'l Business Ctr 39	—	620	—	5,203	621	5,202	5,823	1,258	2011	2014
World Houston Int'l Business Ctr 40	—	1,072	—	9,359	1,072	9,359	10,431	1,974	2011	2014
World Houston Int'l Business Ctr 41	—	649	—	5,961	649	5,961	6,610	1,326	2011	2014
World Houston Int'l Business Ctr 42	—	571	—	4,814	571	4,814	5,385	907	2011	2015
World Houston Int'l Business Ctr 43	—	443	—	6,109	443	6,109	6,552	315	2011	2019
World Houston Int'l Business Ctr 45	—	3,243	—	13,711	3,243	13,711	16,954	516	2015	2019
Glenmont Business Park	—	936	6,161	3,042	937	9,202	10,139	6,226	1998	1999/2000
Beltway Crossing Business Park I	—	458	5,712	3,149	458	8,861	9,319	5,320	2002	2001
Beltway Crossing Business Park II	—	415	—	3,138	415	3,138	3,553	1,489	2005	2007
Beltway Crossing Business Park III	—	460	—	3,280	460	3,280	3,740	1,595	2005	2008
Beltway Crossing Business Park IV	—	460	—	3,260	460	3,260	3,720	1,520	2005	2008
Beltway Crossing Business Park V	—	701	—	5,267	701	5,267	5,968	2,552	2005	2008
Beltway Crossing Business Park VI (f)	3,134	618	—	6,486	618	6,486	7,104	2,473	2005	2008
Beltway Crossing Business Park VII (f)	3,001	765	—	6,037	765	6,037	6,802	2,806	2005	2009
Beltway Crossing Business Park VIII	—	721	—	5,610	721	5,610	6,331	2,290	2005	2011
Beltway Crossing Business Park IX	—	418	—	2,141	418	2,141	2,559	691	2007	2012
Beltway Crossing Business Park X	—	733	—	3,912	733	3,912	4,645	1,233	2007	2012

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Beltway Crossing Business Park XI	—	690	—	4,141	690	4,141	4,831	1,171	2007	2013
West Road Business Park I	—	621	—	4,103	541	4,183	4,724	1,168	2012	2014
West Road Business Park II	—	981	—	4,819	854	4,946	5,800	1,156	2012	2014
West Road Business Park III	—	597	—	4,222	520	4,299	4,819	695	2012	2015
West Road Business Park IV	—	621	—	4,623	541	4,703	5,244	1,181	2012	2015
West Road Business Park V	—	484	—	4,372	421	4,435	4,856	560	2012	2018
Ten West Crossing 1	—	566	—	3,041	566	3,041	3,607	909	2012	2013
Ten West Crossing 2	—	829	—	4,496	833	4,492	5,325	1,656	2012	2013
Ten West Crossing 3	—	609	—	4,535	613	4,531	5,144	1,436	2012	2013
Ten West Crossing 4	—	694	—	4,569	699	4,564	5,263	1,477	2012	2014
Ten West Crossing 5	—	933	—	5,872	940	5,865	6,805	1,575	2012	2014
Ten West Crossing 6	—	640	—	4,660	644	4,656	5,300	1,131	2012	2014
Ten West Crossing 7	—	584	—	5,321	589	5,316	5,905	1,148	2012	2015
Ten West Crossing 8	—	1,126	—	8,710	1,135	8,701	9,836	488	2012	2019
El Paso
Butterfield Trail	—	—	20,725	9,763	—	30,488	30,488	21,485	1997/2000	1987/95
Rojas Commerce Park (e)	3,759	900	3,659	3,968	900	7,627	8,527	5,751	1999	1986
Americas Ten Business Center I	—	526	2,778	1,741	526	4,519	5,045	2,563	2001	2003
San Antonio
Alamo Downs Distribution Center	—	1,342	6,338	1,856	1,342	8,194	9,536	4,989	2004	1986/2002
Arion Business Park 1-13, 15	—	4,143	31,432	9,939	4,143	41,371	45,514	21,759	2005	1988-2000/06
Arion Business Park 14	—	423	—	4,011	423	4,011	4,434	1,726	2005	2006
Arion Business Park 16	—	427	—	3,715	427	3,715	4,142	1,690	2005	2007
Arion Business Park 17	—	616	—	4,404	616	4,404	5,020	2,674	2005	2007
Arion Business Park 18 (f)	1,244	418	—	2,402	418	2,402	2,820	1,224	2005	2008
Wetmore Business Center 1-4	—	1,494	10,804	3,781	1,494	14,585	16,079	8,495	2005	1998/99
Wetmore Business Center 5	—	412	—	3,870	412	3,870	4,282	1,963	2006	2008
Wetmore Business Center 6	—	505	—	4,035	505	4,035	4,540	1,789	2006	2008
Wetmore Business Center 7	—	546	—	5,089	546	5,089	5,635	1,885	2006	2008
Wetmore Business Center 8	—	1,056	—	8,366	1,056	8,366	9,422	3,488	2006	2008
Fairgrounds Business Park	—	1,644	8,209	2,515	1,644	10,724	12,368	5,957	2007	1985/86

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Rittiman Distribution Center	—	1,083	6,649	603	1,083	7,252	8,335	1,971	2011	2000
Thousand Oaks Distribution Center 1	—	607	—	4,518	607	4,518	5,125	1,806	2008	2012
Thousand Oaks Distribution Center 2	—	794	—	4,816	794	4,816	5,610	1,626	2008	2012
Thousand Oaks Distribution Center 3	—	772	—	4,651	772	4,651	5,423	1,500	2008	2013
Thousand Oaks Distribution Center 4	—	753	—	4,744	753	4,744	5,497	925	2013	2015
Alamo Ridge Business Park I	—	623	—	8,306	623	8,306	8,929	2,358	2007	2015
Alamo Ridge Business Park II	—	402	—	5,368	402	5,368	5,770	1,093	2007	2015
Alamo Ridge Business Park III	—	907	—	10,144	907	10,144	11,051	1,418	2007	2017
Alamo Ridge Business Park IV	—	354	—	7,479	355	7,478	7,833	1,850	2007	2017
Eisenhauer Point Business Park 1 & 2	—	1,881	—	14,726	1,881	14,726	16,607	2,741	2015	2016
Eisenhauer Point Business Park 3	—	577	—	6,109	577	6,109	6,686	1,044	2015	2017
Eisenhauer Point Business Park 4	—	555	—	4,832	555	4,832	5,387	677	2015	2017
Eisenhauer Point Business Park 5	—	818	—	7,015	818	7,015	7,833	1,091	2015	2018
Eisenhauer Point Business Park 6	—	569	—	4,869	569	4,869	5,438	396	2015	2018
Eisenhauer Point Business Park 7 & 8	—	1,000	—	22,243	2,593	20,650	23,243	1,285	2016	2019
Eisenhauer Point Business Park 9	—	632	—	5,729	632	5,729	6,361	235	2016	2019
Tri-County Crossing 1 & 2	—	1,623	—	14,816	1,623	14,816	16,439	848	2017	2019
Austin
Colorado Crossing Distribution Center (e)	10,881	4,602	19,757	325	4,594	20,090	24,684	6,362	2014	2009
Greenhill Distribution Center	—	802	3,273	243	802	3,516	4,318	252	2018	1999
Settlers Crossing 1	—	1,211	—	8,207	1,211	8,207	9,418	415	2017	2019
Settlers Crossing 2	—	1,306	—	7,549	1,306	7,549	8,855	579	2017	2019
Southpark Corporate Center 3 & 4	—	2,670	14,756	1,904	2,670	16,660	19,330	4,283	2015	1995
Southpark Corporate Center 5-7	—	1,301	7,589	1,185	1,301	8,774	10,075	1,365	2017	1995
Springdale Business Center	—	2,824	8,398	561	2,824	8,959	11,783	2,035	2015	2000
Wells Point One	—	907	4,904	311	907	5,215	6,122	276	2020	2001
ARIZONA
Phoenix area
Broadway Industrial Park I	—	837	3,349	2,869	837	6,218	7,055	3,173	1996	1971
Broadway Industrial Park II	—	455	482	390	455	872	1,327	546	1999	1971

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Broadway Industrial Park III	—	775	1,742	1,054	775	2,796	3,571	1,509	2000	1983
Broadway Industrial Park IV	—	380	1,652	1,163	380	2,815	3,195	1,755	2000	1986
Broadway Industrial Park V	—	353	1,090	871	353	1,961	2,314	977	2002	1980
Broadway Industrial Park VI	—	599	1,855	802	599	2,657	3,256	1,826	2002	1979
Broadway Industrial Park VII	—	450	650	288	450	938	1,388	336	2011	1999
Kyrene Distribution Center	—	1,490	4,453	2,096	1,490	6,549	8,039	4,379	1999	1981/2001
Falcon Field Business Center	—	1,312	—	8,009	1,312	8,009	9,321	585	2015	2018
Southpark Distribution Center	—	918	2,738	2,005	918	4,743	5,661	2,707	2001	2000
Santan 10 Distribution Center I	—	846	2,647	692	846	3,339	4,185	1,780	2001	2005
Santan 10 Distribution Center II	—	1,088	—	5,352	1,088	5,352	6,440	2,616	2004	2007
Chandler Freeways	—	1,525	—	7,381	1,525	7,381	8,906	2,036	2012	2013
Kyrene 202 Business Park I	—	653	—	5,777	653	5,777	6,430	1,263	2011	2014
Kyrene 202 Business Park II	—	387	—	3,414	387	3,414	3,801	715	2011	2014
Kyrene 202 Business Park III, IV, & V	—	1,244	—	11,878	1,244	11,878	13,122	1,197	2011	2018
Kyrene 202 Business Park VI	—	936	—	8,333	936	8,333	9,269	1,607	2011	2015
Metro Business Park	—	1,927	7,708	8,323	1,927	16,031	17,958	11,910	1996	1977/79
51st Avenue Distribution Center	—	300	2,029	1,215	300	3,244	3,544	2,296	1998	1987
East University Distribution Center I and II	—	1,120	4,482	2,045	1,120	6,527	7,647	4,891	1998	1987/89
East University Distribution Center III	—	444	698	461	444	1,159	1,603	554	2010	1981
55th Avenue Distribution Center	—	912	3,717	1,168	917	4,880	5,797	3,839	1998	1987
Interstate Commons Distribution Center I	—	311	1,416	1,101	311	2,517	2,828	1,655	1999	1988
Interstate Commons Distribution Center III	—	242	—	3,112	242	3,112	3,354	1,296	2000	2008
Airport Commons Distribution Center	—	1,000	1,510	1,780	1,000	3,290	4,290	2,285	2003	1971
40th Avenue Distribution Center	—	703	—	6,061	703	6,061	6,764	2,541	2004	2008
Sky Harbor Business Park	—	5,839	—	22,044	5,839	22,044	27,883	8,971	2006	2008
Sky Harbor Business Park 6	—	807	—	2,136	807	2,136	2,943	427	2014	2015
Ten Sky Harbor Business Center	—	1,568	—	5,132	1,569	5,131	6,700	825	2015	2016
Tucson
Country Club Commerce Center I	—	506	3,564	3,916	693	7,293	7,986	3,612	1997/2003	1994/2003
Country Club Commerce Center II	—	442	3,381	1,065	709	4,179	4,888	1,579	2007	2000

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Country Club Commerce Center III & IV	—	1,407	—	12,253	1,575	12,085	13,660	5,243	2007	2009
Country Club Commerce Center V	—	2,885	—	21,438	2,886	21,437	24,323	1,730	2016	2018
Airport Distribution Center	—	1,403	4,672	1,834	1,403	6,506	7,909	4,319	1998/2000	1995
Benan Distribution Center	—	707	1,842	737	707	2,579	3,286	1,596	2005	2001
NORTH CAROLINA
Charlotte area
NorthPark Business Park	—	2,758	15,932	5,206	2,758	21,138	23,896	11,494	2006	1987-89
Lindbergh Business Park	—	470	3,401	827	470	4,228	4,698	2,033	2007	2001/03
Commerce Park Center I	—	765	4,303	1,072	765	5,375	6,140	2,563	2007	1983
Commerce Park Center II (f)	1,038	335	1,603	415	335	2,018	2,353	829	2010	1987
Commerce Park Center III (f)	1,739	558	2,225	1,159	558	3,384	3,942	1,352	2010	1981
Nations Ford Business Park	—	3,924	16,171	5,349	3,924	21,520	25,444	10,954	2007	1989/94
Airport Commerce Center	—	1,454	10,136	2,729	1,454	12,865	14,319	5,737	2008	2001/02
Airport Commerce Center III	—	855	—	8,038	855	8,038	8,893	549	2008	2019
Interchange Park I	—	986	7,949	701	986	8,650	9,636	3,466	2008	1989
Interchange Park II	—	746	1,456	351	746	1,807	2,553	373	2013	2000
Ridge Creek Distribution Center I	—	1,284	13,163	1,167	1,284	14,330	15,614	5,273	2008	2006
Ridge Creek Distribution Center II (f)	7,370	3,033	11,497	2,175	3,033	13,672	16,705	4,182	2011	2003
Ridge Creek Distribution Center III	—	2,459	11,147	782	2,459	11,929	14,388	2,551	2014	2013
Lakeview Business Center (f)	3,257	1,392	5,068	922	1,392	5,990	7,382	2,132	2011	1996
Steele Creek Commerce Park I (e)	2,365	993	—	4,372	1,010	4,355	5,365	1,385	2013	2014
Steele Creek Commerce Park II (e)	2,406	941	—	4,517	957	4,501	5,458	1,381	2013	2014
Steele Creek Commerce Park III	—	1,464	—	6,607	1,469	6,602	8,071	1,779	2013	2014
Steele Creek Commerce Park IV	—	684	—	4,021	687	4,018	4,705	1,119	2013	2015
Steele Creek Commerce Park V	—	610	—	5,239	631	5,218	5,849	301	2013/14/15	2019
Steele Creek Commerce Park VI	—	867	—	7,148	919	7,096	8,015	1,238	2013/14	2016
Steele Creek Commerce Park VII	—	1,207	—	7,988	1,253	7,942	9,195	935	2013/14/15	2017
Steele Creek Commerce Park IX	—	949	—	10,165	1,090	10,024	11,114	265	2016	2019
Waterford Distribution Center	—	654	3,392	918	654	4,310	4,964	1,707	2008	2000

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
SOUTH CAROLINA
Greenville
385 Business Park	—	1,308	10,822	526	1,308	11,348	12,656	691	2019	2019
GEORGIA
Atlanta
Shiloh 400 Business Center I & II	—	3,092	14,216	2,462	3,092	16,678	19,770	2,984	2017	2008
Broadmoor Commerce Park I	—	1,307	3,560	1,250	1,307	4,810	6,117	969	2017	1999
Broadmoor Commerce Park II	—	519	—	7,392	519	7,392	7,911	459	2017	2018
Gwinnett 316	—	4,284	12,449	4,014	4,284	16,463	20,747	1,886	2017	2017
Hurricane Shoals I & II	—	1,297	9,015	289	1,297	9,304	10,601	1,437	2017	2017
Progress Center I & II	—	531	3,617	21	531	3,638	4,169	282	2018	1990
Cherokee 75 Business Center I	—	1,183	6,727	—	1,183	6,727	7,910	21	2020	2020
LOUISIANA
New Orleans
Elmwood Business Park	—	2,861	6,337	6,516	2,861	12,853	15,714	9,224	1997	1979
Riverbend Business Park	—	2,557	17,623	10,028	2,557	27,651	30,208	18,015	1997	1984
COLORADO
Denver
Airways Business Center	—	6,137	39,637	205	6,137	39,842	45,979	2,158	2019	2007/08
Rampart Distribution Center I	—	1,023	3,861	2,542	1,023	6,403	7,426	5,162	1988	1987
Rampart Distribution Center II	—	230	2,977	1,659	230	4,636	4,866	3,252	1996/97	1997
Rampart Distribution Center III	—	1,098	3,884	2,832	1,098	6,716	7,814	3,970	1997/98	1999
Rampart Distribution Center IV	—	590	—	8,340	590	8,340	8,930	1,668	2012	2014
Concord Distribution Center (f)	3,038	1,051	4,773	1,061	1,051	5,834	6,885	2,442	2007	2000
Centennial Park	—	750	3,319	2,169	750	5,488	6,238	2,259	2007	1990
NEVADA
Las Vegas
Arville Distribution Center	—	4,933	5,094	476	4,933	5,570	10,503	2,249	2009	1997
Jones Corporate Park	—	13,068	26,325	1,913	13,068	28,238	41,306	3,707	2016	2016
Southwest Commerce Center	—	9,008	16,576	2,903	9,008	19,479	28,487	367	2019	2019
MISSISSIPPI
Jackson area
Interchange Business Park	—	343	5,007	5,299	343	10,306	10,649	6,796	1997	1981
Tower Automotive	—	—	9,958	1,959	17	11,900	11,917	5,912	2001	2002

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Metro Airport Commerce Center I	—	303	1,479	1,256	303	2,735	3,038	1,734	2001	2003
RIGHT OF USE ASSETS, NET - GROUND LEASES (OPERATING)	—	—	—	—	—	—	11,073	—	n/a	n/a
	79,096	498,608	1,232,994	1,416,822	502,739	2,645,685	3,159,497	954,573

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Development and Value-Add Properties (d):
CALIFORNIA
Rancho Distribution Center	—	16,180	11,140	5	16,180	11,145	27,325	156	2020	2006
FLORIDA
Suncoast Commerce Center 7	—	1,533	—	5,840	1,533	5,840	7,373	—	2006	2020
Suncoast Commerce Center Land	—	6,547	—	1,319	6,630	1,236	7,866	—	2006/2020	n/a
Gateway Commerce Park 4	—	4,711	—	17,336	4,711	17,336	22,047	—	2016	2020
Gateway Commerce Park Land	—	11,065	—	9,231	11,065	9,231	20,296	—	2016	n/a
Horizon Commerce Park Land	—	650	—	426	650	426	1,076	—	2008/09	n/a
Horizon West Land	—	20,528	—	6,074	20,530	6,072	26,602	—	2020	n/a
Grand Oaks 75 Land	—	4,101	—	797	4,109	789	4,898	—	2019	n/a
Oak Creek Distribution Center Land	—	106	—	719	352	473	825	—	2005	n/a
TEXAS
Arlington Tech Centre Land	—	1,725	—	127	1,725	127	1,852	—	2020	n/a
Basswood 1 & 2	—	4,086	—	668	4,087	667	4,754	—	2019	n/a
Basswood Land	—	11,680	—	1,018	11,681	1,017	12,698	—	2019	n/a
CreekView 121 7 & 8	—	2,640	—	13,919	2,640	13,919	16,559	44	2016	2020
CreekView Phase 3 Land	—	3,985	—	207	3,985	207	4,192	—	2020	n/a
LakePort 2499	—	2,984	—	16,797	2,984	16,797	19,781	—	2018	2020
LakePort 2499 Land	—	2,716	—	3,602	2,716	3,602	6,318	—	2018	n/a
McKinney Land	—	12,239	—	129	12,239	129	12,368	—	2020	n/a
Grand West Crossing Land	—	8,757	—	1,717	8,750	1,724	10,474	—	2019	n/a
Lee Road Land	—	2,689	—	—	1,960	729	2,689	—	2007	n/a
Northwest Crossing 1-3	—	5,665	—	16,657	5,665	16,657	22,322	21	2019	2020
World Houston Int'l Business Ctr 44	—	653	—	7,473	653	7,473	8,126	—	2011	2020
World Houston Int'l Business Ctr land - 2011 expansion	—	1,636	—	1,876	1,824	1,688	3,512	—	2011	n/a
World Houston Int'l Business Ctr land - 2015 expansion	—	2,798	—	1,285	2,798	1,285	4,083	—	2015	n/a
Americas Ten 2 Land	—	2,516	—	71	2,516	71	2,587	—	2020	n/a
Ridgeview 1 & 2	—	2,004	—	15,089	2,004	15,089	17,093	13	2018	2020
Ridgeview Land	—	1,269	—	713	1,269	713	1,982	—	2018	n/a
Tri-County Crossing 3 and 4	—	1,733	—	12,676	1,733	12,676	14,409	9	2017	2020
Tri-County Crossing Land	—	1,904	—	979	1,904	979	2,883	—	2017	n/a
Settlers Crossing 3 & 4	—	2,774	—	14,730	2,774	14,730	17,504	40	2017	2020

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
ARIZONA
Gilbert Crossroads A & B	—	2,825	—	13,943	2,825	13,943	16,768	294	2018	2020
Gilbert Crossroads C & D	—	3,602	—	3,015	3,602	3,015	6,617	—	2018	n/a
Interstate Commons Distribution Center II	—	2,298	7,088	2,855	2,298	9,943	12,241	178	2019	1988/2001
NORTH CAROLINA
Steele Creek Commerce Park X	—	1,221	—	3,013	1,509	2,725	4,234	—	2016	n/a
Steele Creek Commerce Park Land	—	2,410	—	1,915	2,539	1,786	4,325	—	2016/17	n/a
GEORGIA
Hurricane Shoals 3	—	497	—	8,314	644	8,167	8,811	—	2017	2020
Blairs Bridge Land	—	1,381	—	11	1,381	11	1,392	—	2020	n/a
MISSISSIPPI
Metro Airport Commerce Center II land	—	307	—	399	307	399	706	—	2001	n/a
	—	156,415	18,228	184,945	156,772	202,816	359,588	755
Total real estate owned (a)(b)	$79,096	655,023	1,251,222	1,601,767	659,511	2,848,501	3,519,085	955,328
See accompanying Report of Independent Registered Public Accounting Firm.

(a)  Changes in Real Estate Properties and Development and Value-Add Properties follow:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at beginning of year	$3,264,566	2,817,145	2,578,748
Purchases of real estate properties	46,240	135,033	54,537
Development of real estate properties and value-add properties	195,446	318,288	167,667
Improvements to real estate properties	33,522	37,558	36,921
Right-of-use assets, net – ground leases	(924)	11,997	—
Carrying amount of investments sold	(17,182)	(51,662)	(18,372)
Write-off of improvements	(2,583)	(3,793)	(2,356)
Balance at end of year (1)	$3,519,085	3,264,566	2,817,145

(1)Includes noncontrolling interest in joint ventures of $852,000 and $3,148,000 at December 31, 2020 and 2019, respectively.

Changes in the accumulated depreciation on real estate properties follow:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at beginning of year	$871,139	814,915	749,601
Depreciation expense	96,290	86,590	76,007
Accumulated depreciation on assets sold	(9,599)	(27,030)	(8,670)
Other	(2,502)	(3,336)	(2,023)
Balance at end of year	$955,328	871,139	814,915

(b)The estimated aggregate cost of real estate properties at December 31, 2020 for federal income tax purposes was approximately $3,464,143,000 before estimated accumulated tax depreciation of $688,740,000.  The federal income tax return for the year ended December 31, 2020, has not been filed and accordingly, this estimate is based on preliminary data.

(c)The Company computes depreciation using the straight-line method over the estimated useful lives of the buildings (generally 40 years) and improvements (generally 3 to 15 years).

(d)The Company transfers properties from the development and value-add program to Real estate properties as follows: (i) for development properties, at the earlier of 90% occupancy or one year after completion of the shell construction, and (ii) for value-add properties, at the earlier of 90% occupancy or one year after acquisition. Upon the earlier of 90% occupancy or one year after completion of the shell construction, capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases and depreciation commences on the entire property (excluding the land).

(e)EastGroup has a $41,610,000 non-recourse first mortgage loan with an insurance company secured by Colorado Crossing, Interstate I-III, Rojas, Steele Creek 1 & 2, Venture and World Houston 3-4 and 6-9.

(f)EastGroup has a $35,220,000 non-recourse first mortgage loan with an insurance company secured by Arion 18, Beltway Crossing VI & VII, Commerce Park II & III, Concord, Interstate V-VII, Lakeview, Ridge Creek II, Southridge IV & V and World Houston 32.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTGROUP PROPERTIES, INC.

By: /s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer, President and Director
February 17, 2021

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

/s/ D. Pike Aloian	/s/ H. C. Bailey, Jr.
D. Pike Aloian, Director	H. C. Bailey, Jr., Director
February 17, 2021	February 17, 2021

/s/ H. Eric Bolton, Jr.	/s/ Donald F. Colleran
H. Eric Bolton, Jr., Director	Donald F. Colleran, Director
February 17, 2021	February 17, 2021

/s/ Hayden C. Eaves III	/s/ Mary Elizabeth McCormick
Hayden C. Eaves III, Director	Mary Elizabeth McCormick, Director
February 17, 2021	February 17, 2021

/s/ Katherine M. Sandstrom	/s/ David H. Hoster II
Katherine M. Sandstrom, Director	David H. Hoster II, Chairman of the Board
February 17, 2021	February 17, 2021

/s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer,
President and Director
(Principal Executive Officer)
February 17, 2021

/s/ STACI H. TYLER
Staci H. Tyler, Senior Vice-President, Chief Accounting Officer
and Secretary
(Principal Accounting Officer)
February 17, 2021

/s/ BRENT W. WOOD
Brent W. Wood, Executive Vice-President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
February 17, 2021