Form 10-Q
period 2021-03-31
EASTGROUP PROPERTIES INC
filed 2021-04-29
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of April 28, 2021 was 40,021,537.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2021

PART I.  FINANCIAL INFORMATION.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Real estate properties	$3,230,418	3,159,497
Development and value-add properties	346,245	359,588
	3,576,663	3,519,085
Less accumulated depreciation	(979,709)	(955,328)
	2,596,954	2,563,757
Unconsolidated investment	7,646	7,446
Cash	68	21
Other assets	152,253	149,579
TOTAL ASSETS	$2,756,921	2,720,803

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities	$91,638	124,194
Unsecured debt	1,157,642	1,107,708
Secured debt	36,783	78,993
Accounts payable and accrued expenses	88,232	69,573
Other liabilities	65,828	69,817
Total Liabilities	1,440,123	1,450,285

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 40,021,537 shares issued and outstanding at March 31, 2021 and 39,676,828 at December 31, 2020	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,652,445	1,610,053
Distributions in excess of earnings	(334,000)	(329,667)
Accumulated other comprehensive loss	(2,538)	(10,752)
Total Stockholders’ Equity	1,315,911	1,269,638
Noncontrolling interest in joint ventures	887	880
Total Equity	1,316,798	1,270,518
TOTAL LIABILITIES AND EQUITY	$2,756,921	2,720,803

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
REVENUES
Income from real estate operations	$97,917	88,577
Other revenue	14	51
	97,931	88,628
EXPENSES
Expenses from real estate operations	27,820	25,829
Depreciation and amortization	30,313	27,892
General and administrative	4,036	3,281
Indirect leasing costs	330	108
	62,499	57,110
OTHER INCOME (EXPENSE)
Interest expense	(8,276)	(8,457)
Other	201	237
NET INCOME	27,357	23,298
Net income attributable to noncontrolling interest in joint ventures	(18)	(1)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	27,339	23,297
Other comprehensive income (loss) - interest rate swaps	8,214	(15,790)
TOTAL COMPREHENSIVE INCOME	$35,553	7,507
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.69	0.60
Weighted average shares outstanding	39,673	38,882
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.69	0.60
Weighted average shares outstanding	39,765	38,961

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the three months ended March 31, 2021:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2020	$4	1,610,053	(329,667)	(10,752)	880	1,270,518
Net income	—	—	27,339	—	18	27,357
Net unrealized change in fair value of interest rate swaps	—	—	—	8,214	—	8,214
Common dividends declared – $0.79 per share	—	—	(31,672)	—	—	(31,672)
Stock-based compensation, net of forfeitures	—	2,147	—	—	—	2,147
Issuance of 317,538 shares of common stock, common stock offering, net of expenses	—	44,485	—	—	—	44,485
Withheld 30,252 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,240)	—	—	—	(4,240)
Distributions to noncontrolling interest	—	—	—	—	(11)	(11)
BALANCE, MARCH 31, 2021	$4	1,652,445	(334,000)	(2,538)	887	1,316,798

For the three months ended March 31, 2020:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2019	$4	1,514,055	(316,302)	2,807	1,765	1,202,329
Net income	—	—	23,297	—	1	23,298
Net unrealized change in fair value of interest rate swaps	—	—	—	(15,790)	—	(15,790)
Common dividends declared – $0.75 per share	—	—	(29,366)	—	—	(29,366)
Stock-based compensation, net of forfeitures	—	1,781	—	—	—	1,781
Issuance of 105,837 shares of common stock, common stock offering, net of expenses	—	14,734	—	—	—	14,734
Withheld 33,963 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,589)	—	—	—	(4,589)
Distributions to noncontrolling interest	—	—	—	—	(34)	(34)
BALANCE, MARCH 31, 2020	$4	1,525,981	(322,371)	(12,983)	1,732	1,192,363

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$27,357	23,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,313	27,892
Stock-based compensation expense	1,597	1,226
Changes in operating assets and liabilities:
Accrued income and other assets	577	1,090
Accounts payable, accrued expenses and prepaid rent	18,842	(2,572)
Other	136	505
NET CASH PROVIDED BY OPERATING ACTIVITIES	78,822	51,439
INVESTING ACTIVITIES
Development and value-add properties	(47,539)	(69,687)
Purchases of real estate	—	(6,231)
Real estate improvements	(9,128)	(9,396)
Repayments on mortgage loans receivable	—	7
Changes in accrued development costs	870	1,437
Changes in other assets and other liabilities	(8,122)	(14,754)
NET CASH USED IN INVESTING ACTIVITIES	(63,919)	(98,624)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	96,798	221,777
Repayments on unsecured bank credit facilities	(129,480)	(251,524)
Proceeds from unsecured debt	50,000	100,000
Repayments on secured debt	(42,263)	(2,220)
Debt issuance costs	(223)	(564)
Distributions paid to stockholders (not including dividends accrued)	(31,863)	(29,947)
Proceeds from common stock offerings	46,427	14,734
Other	(4,252)	(4,624)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,856)	47,632
INCREASE IN CASH AND CASH EQUIVALENTS	47	447
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21	224
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68	671
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $2,237 and $2,561 for 2021 and 2020, respectively	$6,503	8,181
Cash paid for operating lease liabilities	375	361
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$348	495

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)BASIS OF PRESENTATION
The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020 and the notes thereto.

(2)PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of EastGroup, its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.

As of March 31, 2021 and December 31, 2020, EastGroup held a controlling interest in two joint venture arrangements. In 2019, the Company acquired 6.5 acres of land in San Diego, known by the Company as the Miramar land. Also in 2019, the Company acquired 41.6 acres of land in San Diego, known by the Company as the Otay Mesa land. As of each of March 31, 2021 and December 31, 2020, EastGroup had a 95% controlling interest in the Miramar land and a 99% controlling interest in the Otay Mesa land.

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

(4)LEASE REVENUE
The Company’s primary revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Lease income — operating leases	$73,382	65,963
Variable lease income (1)	24,535	22,614
Income from real estate operations	$97,917	88,577

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
value of the asset.  During the three month periods ended March 31, 2021 and 2020, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $25,147,000 and $23,089,000 for the three months ended March 31, 2021 and 2020.

The Company’s Real estate properties and Development and value-add properties at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Real estate properties:
Land	$510,838	502,739
Buildings and building improvements	2,171,682	2,120,731
Tenant and other improvements	537,042	524,954
Right of use assets — Ground leases (operating) (1)	10,856	11,073
Development and value-add properties (2)	346,245	359,588
	3,576,663	3,519,085
Less accumulated depreciation	(979,709)	(955,328)
	$2,596,954	2,563,757

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

Ground Leases
On January 1, 2019, EastGroup adopted the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases, and its related Accounting Standards Updates (“ASUs”). In connection with the adoption, the Company recorded right of use assets for its ground leases, which are classified as operating leases, using the effective date transition option; under this option, prior years are not restated. As of January 1, 2019, the Company recorded right of use assets for its ground leases of $10,226,000. In April 2019, the Company acquired Logistics Center 6 & 7 in Dallas, which is located on land under a ground lease. The Company recorded a right of use asset of $2,679,000 in connection with this acquisition. As of March 31, 2021 and December 31, 2020, the unamortized balance of the Company’s right of use assets for its ground leases was $10,856,000 and $11,073,000, respectively. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

As of March 31, 2021, the Company operated two properties in Florida, three properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to October 2058, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually. The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. Total ground lease expenditures for the three months ended March 31, 2021 and 2020 were $272,000 and $261,000, respectively. Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date. These future changes in payments will be considered variable payments and will not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease term as of March 31, 2021 for the ground leases is 42 years.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following schedule indicates approximate future minimum ground lease payments for these properties by year as of March 31, 2021:

Future Minimum Ground Lease Payments

Years Ending December 31,	(In thousands)
2021 - Remainder of year	$727
2022	970
2023	975
2024	999
2025	999
Thereafter	37,917
Total minimum payments	42,587
Imputed interest (1)	(31,587)
Total ground lease liabilities	$11,000

(1)As the Company’s leases do not provide an implicit rate, in order to calculate the present value of the remaining ground lease payments, the Company used its incremental borrowing rate, adjusted for a number of factors, including the long-term nature of the ground leases, the Company’s estimated borrowing costs, and the estimated fair value of the underlying land, to determine the imputed interest for its ground leases. The Company elected to use the portfolio approach as all of its ground leases in place as of January 1, 2019 have similar characteristics and determined 7.3% as the appropriate rate as of January 1, 2019, for all leases in place at that time. For the ground lease acquired during April 2019, the Company used a rate of 8.0%, which was its incremental borrowing rate, adjusted for the factors discussed above.

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

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2020 and the first three months of 2021 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2020 and 2021 acquisitions.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Amortization expense for in-place lease intangibles was $1,431,000 and $1,334,000 for the three months ended March 31, 2021 and 2020, respectively. Amortization of above and below market leases increased rental income by $229,000 and $374,000 for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the Company acquired the following value-add properties: Access Point 1 in Greenville and Northpoint 200 in Atlanta. At the time of acquisition, these value-add properties were classified in the lease-up phase. The total cost for the properties acquired by the Company was $17,017,000, of which $16,746,000 was allocated to Development and value-add properties. EastGroup allocated $1,986,000 of the total purchase price to land using third party land valuations for the Greenville and Atlanta markets. Intangibles associated with the purchase of real estate were $271,000, which related to in-place lease intangibles (included in Other assets on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 17 for additional information on ASC 820).

During the year ended December 31, 2020, the Company acquired the following operating properties: Wells Point One in Austin; Cherokee 75 Business Center 1 in Atlanta; and The Rock in Dallas. The Company also acquired one value-add property, Rancho Distribution Center in Los Angeles. At the time of acquisition, Rancho Distribution Center was classified in the lease-up phase. The total cost for the properties acquired by the Company was $76,518,000, of which $46,240,000 was allocated to Real estate properties and $27,320,000 was allocated to Development and value-add properties. EastGroup allocated $23,565,000 of the total purchase price to land using third party land valuations for the Atlanta, Austin, Dallas and Los Angeles markets. Intangibles associated with the purchase of real estate were allocated as follows: $3,257,000 to in-place lease intangibles, $104,000 to above market leases (included in Other assets on the Consolidated Balance Sheets) and $403,000 to below market leases (included in Other liabilities on the Consolidated Balance Sheets).

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three month periods ended March 31, 2021 and 2020.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of March 31, 2021 and December 31, 2020.

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

The Company had no sales during the three months ended March 31, 2021 or 2020.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Leasing costs (principally commissions)	$101,140	95,914
Accumulated amortization of leasing costs	(38,200)	(38,371)
Leasing costs (principally commissions), net of accumulated amortization	62,940	57,543

Acquired in-place lease intangibles	26,989	28,107
Accumulated amortization of acquired in-place lease intangibles	(13,596)	(13,554)
Acquired in-place lease intangibles, net of accumulated amortization	13,393	14,553

Acquired above market lease intangibles	1,825	1,825
Accumulated amortization of acquired above market lease intangibles	(1,292)	(1,231)
Acquired above market lease intangibles, net of accumulated amortization	533	594

Straight-line rents receivable	45,057	43,079
Accounts receivable	4,510	6,256
Interest rate swap assets	1,178	—
Right of use assets — Office leases (operating)	2,359	2,131
Receivable for common stock offerings	—	1,942
Goodwill	990	990
Prepaid expenses and other assets	21,293	22,491
Total Other assets	$152,253	149,579

(10) DEBT

The Company’s debt is detailed below. EastGroup presents debt issuance costs as reductions of Unsecured bank credit facilities, Unsecured debt and Secured debt on the Consolidated Balance Sheets.

	March 31, 2021	December 31, 2020
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$92,318	125,000
Unamortized debt issuance costs	(680)	(806)
Unsecured bank credit facilities	91,638	124,194

Unsecured debt - fixed rate, carrying amount (1)	1,160,000	1,110,000
Unamortized debt issuance costs	(2,358)	(2,292)
Unsecured debt	1,157,642	1,107,708

Secured debt - fixed rate, carrying amount (1)	36,828	79,096
Unamortized debt issuance costs	(45)	(103)
Secured debt	36,783	78,993

Total debt	$1,286,063	1,310,895

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company has a $350 million unsecured bank credit facility with a group of nine banks; the facility has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2021, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of March 31, 2021, the Company had $85,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 1.108%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company also has a $45 million unsecured bank credit facility with a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2021, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of March 31, 2021, the interest rate was 1.111% on a balance of $7,318,000.

In March 2021, the Company closed a $50 million senior unsecured term loan with a four-year term and interest only payments, which bears interest at the annual rate of LIBOR plus an applicable margin (1.00% as of March 31, 2021) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 1.55%.

In March 2021, EastGroup repaid (with no penalty) a mortgage loan with a balance of $40.8 million, an interest rate of 4.75% and an original maturity date of June 5, 2021.

Also in March 2021, the Company and a group of lenders agreed to terms on the private placement of $125 million of senior unsecured notes with a fixed interest rate of 2.74% and a 10-year term. The notes dated April 8, 2021, are intended to be issued and sold in June 2021 subject to customary closing conditions and will require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Scheduled principal payments on long-term debt, including Unsecured debt and Secured debt (not including Unsecured bank credit facilities), as of March 31, 2021, are as follows:

Years Ending December 31,	(In thousands)
2021 - Remainder of year	$42,016
2022	107,770
2023	115,119
2024	120,122
2025	145,128
2026 and beyond	666,673
Total	$1,196,828

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Property taxes payable	$16,339	3,524
Development costs payable	7,297	6,427
Real estate improvements and capitalized leasing costs payable	7,841	5,692
Interest payable	7,974	6,537
Dividends payable	32,486	32,677
Book overdraft (1)	11,185	5,176
Other payables and accrued expenses	5,110	9,540
Total Accounts payable and accrued expenses	$88,232	69,573

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Security deposits	$24,941	22,140
Prepaid rent and other deferred income	15,393	14,694
Operating lease liabilities — Ground leases	11,000	11,199
Operating lease liabilities — Office leases	2,402	2,167

Acquired below-market lease intangibles	8,928	9,019
Accumulated amortization of below-market lease intangibles	(6,367)	(6,168)
Acquired below-market lease intangibles, net of accumulated amortization	2,561	2,851

Interest rate swap liabilities	3,716	10,752
Prepaid tenant improvement reimbursements	165	364
Other liabilities	5,650	5,650
Total Other liabilities	$65,828	69,817

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

	Three Months Ended March 31,
	2021	2020
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(10,752)	2,807
Other comprehensive income (loss) - interest rate swaps	8,214	(15,790)
Balance at end of period	$(2,538)	(12,983)

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

As of March 31, 2021, the Company had six interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $3,993,000 will be reclassified from Other comprehensive income (loss) as an increase to Interest expense over the next twelve months.

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

On March 5, 2021, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced that USD-LIBOR will no longer be published after June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.

The Company anticipates that LIBOR will continue to be available substantially in its current form at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

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

As of March 31, 2021 and December 31, 2020, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of March 31, 2021	Notional Amount as of December 31, 2020
	(In thousands)
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$50,000	—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of March 31, 2021		Derivatives As of December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$1,178	Other assets	$—
Interest rate swap liabilities	Other liabilities	3,716	Other liabilities	10,752

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$7,163	(15,703)
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	1,051	(87)

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $3,716,000 as of March 31, 2021.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$27,339	23,297
Denominator – weighted average shares outstanding	39,673	38,882
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$27,339	23,297
Denominator:
Weighted average shares outstanding	39,673	38,882
Unvested restricted stock	92	79
Total Shares	39,765	38,961

(16) STOCK-BASED COMPENSATION
EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation awards. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

Stock-based compensation cost for employees was $2,144,000 for the three months ended March 31, 2021, of which $550,000 was capitalized as part of the Company’s development costs. For the three months ended March 31, 2020, stock-based compensation cost for employees was $1,779,000, of which $555,000 was capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $3,000 and $2,000 for the three months ended March 31, 2021 and 2020, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In the second quarter of 2018, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved a long-term equity compensation award (the “2018 Long-Term Grant”) for the Company’s executive officers that included one component based on total shareholder return and one component based only on continued service as of the vesting dates.

The component of the 2018 Long-Term Grant based on total shareholder return is subject to bright-line tests that compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The award measured the bright-line tests over the three-year period ended December 31, 2020. During the first quarter of 2021, the Committee measured the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of June 1, 2018.  The number of shares determined on the measurement date was 27,086.  These shares vested 75% on February 17, 2021, the date the earned shares were determined, and will vest 25% on January 1, 2022. On the grant date of June 1, 2018, the Company began recognizing expense for this award based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the 2018 Long-Term Grant based only on continued service as of the vesting dates was awarded on June 1, 2018. On that date, 7,884 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $95.19, vested 25% in the first quarter of each of 2019, 2020 and 2021, and will vest 25% on January 1, 2022. The shares are being expensed on a straight-line basis over the remaining service period.

In the first quarter of 2019, the Committee approved a long-term equity compensation award (the “2019 Long-Term Grant”) for the Company’s executive officers that included one component based on total shareholder return and one component based only on continued service as of the vesting dates.

The component of the 2019 Long-Term Grant based on total shareholder return is subject to bright-line tests that will compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The award will measure the bright-line tests over the three-year period ending December 31, 2021. During the first quarter of 2022, the Committee will measure the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of March 7, 2019.  The aggregate number of shares to be earned on the measurement date could range from zero to 33,442.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2022 and 25% on January 1, 2023. On the grant date of March 7, 2019, the Company began recognizing expense for this award based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the 2019 Long-Term Grant based only on continued service as of the vesting dates was awarded on March 7, 2019. On that date, an aggregate of 9,947 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $105.97, vested 25% in the first quarter of 2020, 25% on January 1, 2021 and will vest 25% on each January 1 in years 2022 and 2023. The shares are being expensed on a straight-line basis over the remaining service period.

In the first quarter of 2020, the Committee approved an equity compensation award (the “2020 Annual Grant”) for the Company’s executive officers based upon certain annual performance measures for 2020; the award is comprised of two components.

The first component of the 2020 Annual Grant is based upon the following Company performance measures for 2020: (i) FFO per share, (ii) same property net operating income change, (iii) debt-to EBITDAre ratio, and (iv) fixed charge coverage. On February 17, 2021, the Committee measured the Company’s performance for 2020 against bright-line tests established by the Committee on the grant date of March 6, 2020 and determined that 18,380 shares were earned. These shares, which have a grant date fair value of $131.36, vested 34% on the date shares were determined and will vest 33% per year on each January 1 in years 2022 and 2023. On the grant date of March 6, 2020, the Company began recognizing expense for its estimate of the shares that could be earned pursuant to these awards; the expense was adjusted to actual upon the determination of the awards. The shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

The second component of the 2020 Annual Grant is based upon the achievement of individual goals for each of the officers included in the award. On February 17, 2021, the Committee evaluated the performance of the officers and, in its discretion, awarded 4,156 shares with a grant date fair value of $142.89. These shares vested 34% on the date shares were determined and awarded and will vest 33% per year on each January 1 in years 2022 and 2023. The Company began recognizing the expense

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
for the shares awarded on the grant date of February 17, 2021, and the shares will be expensed on a straight-line basis over the remaining service period.

Also in the first quarter of 2020, the Committee approved a long-term equity compensation award (the “2020 Long-Term Grant”) for the Company’s executive officers that included one component based on total shareholder return and one component based only on continued service as of the vesting dates.

The component of the 2020 Long-Term Grant based on total shareholder return is subject to bright-line tests that will compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The award will measure the bright-line tests over the three-year period ending December 31, 2022. During the first quarter of 2023, the Committee will measure the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of March 6, 2020.  The aggregate number of shares to be earned on the measurement date could range from zero to 25,261.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2023 and 25% on January 1, 2024. On the grant date of March 6, 2020, the Company began recognizing expense for this award based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

The component of the 2020 Long-Term Grant based only on continued service as of the vesting dates was awarded on March 6, 2020. On that date, an aggregate of 7,217 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $131.36, vested 25% in the first quarter of 2021 and will vest 25% on each January 1 in years 2022, 2023 and 2024. The shares are being expensed on a straight-line basis over the remaining service period.

In the first quarter of 2021, the Committee approved an equity compensation award (the “2021 Annual Grant”) for the Company’s executive officers based upon certain annual performance measures for 2021; the award is comprised of two components.

The first component of the 2021 Annual Grant is based upon the following Company performance measures for 2021: (i) FFO per share, (ii) cash same property net operating income change, (iii) debt-to EBITDAre ratio, and (iv) fixed charge coverage. During the first quarter of 2022, the Committee will measure the Company’s performance for 2021 against bright-line tests established by the Committee on the grant date of February 25, 2021. The number of shares that may be earned for the achievement of the annual performance measures could range from zero to 19,052. These shares, which have a grant date fair value of $138.93, would vest 34% on the date shares are determined and 33% per year on each January 1 in years 2023 and 2024. On the grant date of February 25, 2021, the Company began recognizing expense for its estimate of the shares that may be earned pursuant to these awards; the shares are being expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.

The second component of the 2021 Annual Grant is based upon the achievement of individual goals for each of the officers included in the award. Any shares issued pursuant to the individual goals in this compensation award will be determined by the Committee in its discretion and issued in the first quarter of 2022. The number of shares to be issued on the grant date for the achievement of individual goals could range from zero to 4,756. These shares would vest 34% on the date shares are determined and awarded and 33% per year on each January 1 in years 2023 and 2024. The Company will begin recognizing the expense for any shares awarded on the grant date in the first quarter of 2022, and the shares will be expensed on a straight-line basis over the remaining service period.

Also in the first quarter of 2021, the Committee approved a long-term equity compensation award (the “2021 Long-Term Grant”) for the Company’s executive officers that includes one component based on total shareholder return and one component based only on continued service as of the vesting dates.

The component of the 2021 Long-Term Grant based on total shareholder return is subject to bright-line tests that will compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The award will measure the bright-line tests over the three-year period ending December 31, 2023. During the first quarter of 2024, the Committee will measure the Company’s performance for the three-year period against bright-line tests established by the Committee on the grant date of February 25, 2021.  The aggregate number of shares to be earned on the measurement date could range from zero to 36,400.  These shares would vest 75% on the date the earned shares are determined in the first quarter of 2024 and 25% on January 1, 2025. On the grant date of February 25, 2021, the Company began recognizing expense for this award based on the grant date fair value of the awards which was determined using a simulation pricing model developed to specifically accommodate the unique features of the award.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The component of the 2021 Long-Term Grant based only on continued service as of the vesting dates was awarded on February 25, 2021. On that date, an aggregate of 7,801 shares were granted to the Company’s executive officers subject only to continued service as of the vesting dates. These shares, which have a grant date fair value of $138.93, will vest 25% in the first quarter of 2022 and 25% on each January 1 for the subsequent three years. The shares are being expensed on a straight-line basis over the remaining service period.

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

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the three months ended March 31, 2021, the Company withheld 30,252 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the vesting dates, the aggregate fair value of shares that vested during the three months ended March 31, 2021, was $10,322,000.

	Three Months Ended
Award Activity:	March 31, 2021
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	113,403	$100.89
Granted (1) (2)	57,423	106.80
Forfeited	—	—
Vested	(73,692)	91.59
Unvested at end of period	97,134	$111.44

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.
(2) Does not include the restricted shares that may be earned if the performance goals established in 2019 and 2020 for long-term performance and in 2021 for annual and long-term performance are achieved. Depending on the actual level of achievement of the goals at the end of the open performance periods, the number of shares earned could range from zero to 118,911.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$68	68	21	21
Interest rate swap assets	1,178	1,178	—	—
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	92,318	92,438	125,000	124,820
Unsecured debt (2)	1,160,000	1,207,611	1,110,000	1,141,803
Secured debt (2)	36,828	37,636	79,096	80,435
Interest rate swap liabilities	3,716	3,716	10,752	10,752
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

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The United States, which is where EastGroup’s properties are located, has experienced widespread infection. Although COVID-19 vaccines are actively being administered, and state and local governments, including in those jurisdictions where EastGroup’s properties are located, have in many cases rescinded the actions (such as “stay-at-home” directives) intended to mitigate the impact of the pandemic, the impact of the rapidly changing market and economic conditions created by the pandemic remains uncertain. EastGroup remains unable to predict the ultimate impact that COVID-19 will have on its business, financial condition, results of operations and cash flows.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The health and well-being of EastGroup’s customers, employees, directors and other stakeholders is of great importance to the Company. The Company is providing paid leave for employees to obtain the COVID-19 vaccine. The Company is striving to accommodate flexible working arrangements for its employees to ensure the health and safety of its team, while employees are continuing to perform job duties and provide services to the Company’s customers and other stakeholders. There are risks associated with remote working arrangements, including, but not limited to, risks related to cyber-security. EastGroup is continuing to monitor and adhere to federal, state and local government guidelines regarding its work arrangements with the goal of preventing the spread of COVID-19 to the Company’s workforce, customers and communities. There are risks and uncertainties related to the health of the Company’s employees and directors; any potential deterioration of the health of key personnel could impact EastGroup’s business operations.
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
•disruption in supply and delivery chains;
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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition, the Company’s current and continuing qualification as a real estate investment trust, or REIT, involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, or the Code, and depends on the Company’s ability to meet the various requirements imposed by the Code through actual operating results, distribution levels and diversity of stock ownership.

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

During the course of the COVID-19 pandemic, the United States has experienced, and may continue to experience, significant health, social and economic impacts from COVID-19. EastGroup’s operations, occupancy and rent collections have remained substantially stable during this period. The Company has executed rent deferral agreements totaling $1.7 million, which represents approximately 0.4% of the Company’s 2020 revenue. The deferrals all relate to 2020 rental income with no future period deferred rents. The terms differ for each deferral agreement, and all deferred rent payments that were due through March 31, 2021 have been collected with the exception of $24,000. Under modified COVID-19-related guidance provided by the Financial Accounting Standards Board (“FASB”), rental income for the majority of these deferral agreements ($1.4 million of the $1.7 million) qualified to be recognized as rental income in the periods in which it was charged under the original terms of the leases. Rent payment deferrals have not been significant; however, the Company is continuing to actively monitor the evolving COVID-19 situation and its impact on the Company’s cash flows and operations.

As of April 28, 2021, the Company had collected 99.7% of its 2020 rental income and 99.5% of its first quarter 2021 rental income, which includes annual true-ups for the 2020 tenant expense reimbursements. Also as of April 28, 2021, the Company has collected 97.8% of amounts due through March 31, 2021 pursuant to deferral agreements with tenants.

The future impacts of COVID-19 on the Company are largely dependent on the severity and duration of the economic uncertainty and its effect on EastGroup’s customers and cannot be predicted with certainty at this time.

General
EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. During the three months ended March 31, 2021, EastGroup issued 317,538 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $44.5 million. Also during the three months ended March 31, 2021, the Company closed a $50 million senior unsecured term loan with an effective fixed interest rate of 1.55% and agreed to terms on the private placement of $125 million of senior unsecured notes with a fixed interest rate of 2.74%, which are intended to be issued and sold in June 2021, subject to customary closing conditions. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During the three months ended March 31, 2021, EastGroup executed new and renewal leases on 2,631,000 square feet (5.9% of EastGroup’s total square footage of 44,472,000). For new and renewal leases signed during first three months of 2021, average rental rates increased by 25.8% as compared to the former leases on the same spaces.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2020 through March 31, 2021), increased 6.3% for the three months ended March 31, 2021 as compared to the same period in 2020.

EastGroup’s portfolio was 98.3% leased and 97.2% occupied as of March 31, 2021, compared to 97.3% and 96.7%, respectively, at March 31, 2020.  As of April 28, 2021, the portfolio was 98.1% leased and 97.2% occupied. Leases scheduled to expire for the remainder of 2021 were 9.9% of the portfolio on a square foot basis at March 31, 2021, and this percentage was reduced to 8.5% as of April 28, 2021.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the three months ended March 31, 2021, EastGroup acquired two value-add properties, Access Point 1 in Greenville and Northpoint 200 in Atlanta. The total cost of the properties acquired was $17,017,000. During the same period, the Company began construction of two development projects containing 346,000 square feet in Orlando and Tampa.  EastGroup also transferred five development projects and value-add acquisitions (619,000 square feet) in Phoenix, Dallas, Atlanta and Los Angeles from its development and value-add program to real estate properties, with costs of $77.5 million at the date of transfer.  As of March 31, 2021, EastGroup’s development and value-add program consisted of 15 projects (2,703,000 square feet) located in 12 cities.  The projected total investment for the development and value-add projects, which were collectively 34% leased as of April 28, 2021, is $260 million, of which $62 million remained to be invested as of March 31, 2021.

There were no property sales during the three months ended March 31, 2021.

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

FFO is computed in accordance with standards established by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”). Nareit’s guidance allows preparers an option as it pertains to whether gains or losses on sale, or impairment charges, on real estate assets incidental to a REIT's business are excluded from the calculation of FFO. EastGroup made the election to exclude activity related to such assets that are incidental to our business.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three months ended March 31, 2021, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2020 through March 31, 2021. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis. It is calculated on a lease-by-lease basis by averaging the customers’ rent payments over the life of each individual lease.

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

PNOI was calculated as follows for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Income from real estate operations	$97,917	88,577
Expenses from real estate operations	(27,820)	(25,829)
Noncontrolling interest in PNOI of consolidated joint ventures	(15)	(43)
PNOI from 50% owned unconsolidated investment	234	243
PROPERTY NET OPERATING INCOME (“PNOI”)	$70,316	62,948

Income from real estate operations is comprised of rental income, net of reserves for uncollectible rent, expense reimbursement pass-through income and other real estate income including lease termination fees.  Expenses from real estate operations is comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees and other operating costs.  Generally, the Company’s most significant operating expenses are property taxes and insurance.  Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company’s total leases).  Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases.  Modified gross leases often include base year amounts, and expense increases over these amounts are recoverable.  The Company’s exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
NET INCOME	$27,357	23,298
Interest income	(1)	(29)
Other revenue	(14)	(51)
Indirect leasing costs	330	108
Depreciation and amortization	30,313	27,892
Company’s share of depreciation from unconsolidated investment	34	35
Interest expense	8,276	8,457
General and administrative expense	4,036	3,281
Noncontrolling interest in PNOI of consolidated joint ventures	(15)	(43)
PROPERTY NET OPERATING INCOME (“PNOI”)	70,316	62,948
PNOI from 2020 acquisitions	(684)	(41)
PNOI from 2020 and 2021 development and value-add properties	(5,068)	(2,011)
PNOI from 2020 operating property dispositions	—	(234)
Other PNOI	59	47
SAME PNOI	64,623	60,709
Net lease termination fee income from same properties	(576)	(444)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$64,047	60,265

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$27,339	23,297
Depreciation and amortization	30,313	27,892
Company’s share of depreciation from unconsolidated investment	34	35
Depreciation and amortization from noncontrolling interest	—	(42)
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$57,686	51,182
Net income attributable to common stockholders per diluted share	$0.69	0.60
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$1.45	1.31
Diluted shares for earnings per share and funds from operations	39,765	38,961

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  For the three months ended March 31, 2021, FFO was $1.45 per share compared with $1.31 per share for the same period of 2020, an increase of 10.7%.

•For the three months ended March 31, 2021, PNOI increased by $7,368,000, or 11.7%, compared to the same period in 2020. PNOI increased $3,914,000 from same property operations, $3,057,000 from newly developed and value-add properties and $643,000 from 2020 acquisitions; PNOI decreased $234,000 from operating properties sold in 2020.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through March 31, 2021). Same PNOI, excluding income from lease terminations, increased 6.3% for the three months ended March 31, 2021, as compared to the same period in 2020.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through March 31, 2021). Same property average occupancy was 97.5% for the three months ended March 31, 2021, compared to 96.8% for the same period of 2020.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2021, was 97.2%.  Quarter-end occupancy ranged from 96.4% to 97.3% over the previous four quarters ended March 31, 2020 to December 31, 2020.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (5.9% of total square footage) averaged 25.8% for the three months ended March 31, 2021.

•Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three months ended March 31, 2021 was $576,000 compared to $444,000 for the same period of 2020.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net recoveries for uncollectible rent of $78,000 and net reserves for uncollectible rent of $495,000 for the three months ended March 31, 2021 and 2020, respectively. Individual leases are evaluated for collectibility at each reporting period. We evaluate the collectibility of rents and other receivables at each reporting period based on factors including, among others, tenant's payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the three months ended March 31, 2021 and also evaluated all deferred rent related to the COVID-19 pandemic for collectibility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s management considers the following accounting policies and estimates to be critical to the reported operations of the Company.

Acquisition and Development of Real Estate Properties
The FASB Codification provides guidance on how to properly determine the allocation of the purchase price among the individual components of both the tangible and intangible assets based on their respective fair values.  Factors considered by management in allocating the cost of the properties acquired include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  The allocation to tangible assets (land, building and improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Land is valued using comparable land sales specific to the applicable market, provided by a third party. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar properties.  The cost of the properties acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.

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

FINANCIAL CONDITION
EastGroup’s Total Assets were $2,756,921,000 at March 31, 2021, an increase of $36,118,000 from December 31, 2020.  Total Liabilities decreased $10,162,000 to $1,440,123,000, and Total Equity increased $46,280,000 to $1,316,798,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real Estate Properties
Real estate properties increased $70,921,000 during the three months ended March 31, 2021, primarily due to: (i) the transfer of five projects from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); and (ii) capital improvements at the Company’s properties. These increases were partially offset by the transfer of land costs from Real estate properties to Development and value-add properties.

During the three months ended March 31, 2021, the Company made capital improvements of $8,585,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $822,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

The Company had no stabilized operating property acquisitions or sales during the three months ended March 31, 2021.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at March 31, 2021 consisted of projects in lease-up and under construction of $198,071,000 and prospective development (primarily land) of $148,174,000.  The Company’s total investment in Development and value-add properties at March 31, 2021 was $346,245,000 compared to $359,588,000 at December 31, 2020.  EastGroup transferred five development and value-add projects to Real estate properties with a total investment of $77,547,000 as of the date of transfer. Total capital invested for development during the first three months of 2021 was $47,539,000, which primarily consisted of costs of $38,362,000 and $8,084,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $822,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,689,000 and $1,844,000 for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the Company acquired two value-add properties, Access Point 1 in Greenville and Northpoint 200 in Atlanta. The total cost of the properties acquired was $17,017,000, of which $16,746,000 was allocated to Development and value-add properties. The Company allocated $1,986,000 of the total purchase price to land using third party land valuations for the Greenville and Atlanta markets. The market values are considered to be Level 3 inputs as defined by ASC 820, Fair Value Measurement (see Note 17 in the Notes to Consolidated Financial Statements for additional information on ASC 820). Intangibles associated with the purchase of real estate were $271,000, which related to in-place lease intangibles (included in Other assets on the Consolidated Balance Sheets). These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition. Costs associated with the value-add property acquisitions, except for the amounts allocated to the acquired lease intangibles, are included in the Development and Value-Add Properties Activity table below.

		Costs Incurred					Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2021 (1)		For the Three Months Ended 3/31/2021	Cumulative as of 3/31/2021	Projected Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
World Houston 44, Houston, TX	134,000	$—		242	8,368	9,700	05/21
Gateway 4, Miami, FL	197,000	—		429	22,476	26,700	06/21
Interstate Commons 2, Phoenix, AZ (2)	142,000	—		31	12,272	12,500	06/21
Tri-County Crossing 3 & 4, San Antonio, TX	203,000	—		811	15,220	16,500	06/21
Settlers Crossing 3 & 4, Austin, TX	173,000	—		1,628	19,132	21,000	07/21
Northwest Crossing 1-3, Houston, TX	278,000	—		681	23,003	25,900	09/21
Ridgeview 1 & 2, San Antonio, TX	226,000	—		550	17,643	19,000	10/21
SunCoast 7, Fort Myers, FL	77,000	—		121	7,494	9,000	11/21
LakePort 1-3, Dallas, TX	194,000	—		231	20,012	22,500	12/21
Access Point 1, Greenville, SC (2)	156,000	—		10,706	10,706	12,000	01/22
Total Lease-Up	1,780,000	—		15,430	156,326	174,800
UNDER CONSTRUCTION
Gilbert Crossroads C & D, Phoenix, AZ	178,000	—		4,373	10,990	21,400	06/22
Horizon West 2 & 3, Orlando, FL	210,000	5,505		4,410	9,915	18,200	07/22
Grand Oaks 75 3, Tampa, FL	136,000	2,198		2,716	4,914	11,200	07/22
Steele Creek X, Charlotte, NC	162,000	—		4,369	8,603	12,600	07/22
Basswood 1 & 2, Fort Worth, TX	237,000	—		2,569	7,323	22,100	10/22
Total Under Construction	923,000	7,703		18,437	41,745	85,500
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
San Diego, CA	519,000	17,758	(3)	1,783	19,541
Fort Myers, FL	622,000	—		139	8,005
Miami, FL	376,000	—		249	20,545
Orlando, FL	1,278,000	(5,505)		832	23,005
Tampa, FL	213,000	(2,198)		59	3,584
Atlanta, GA	140,000	—		13	1,405
Jackson, MS	28,000	—		—	706
Charlotte, NC	313,000	—		45	4,370
Dallas, TX	701,000	—		529	23,407
El Paso, TX	168,000	—		232	2,819
Fort Worth, TX	652,000			256	14,806
Houston, TX	1,223,000	—		298	21,056
San Antonio, TX	366,000	—		60	4,925
Total Prospective Development	6,599,000	10,055		4,495	148,174
	9,302,000	$17,758		38,362	346,245
DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2021	Building Size (Square feet)						Building Conversion Date
Gilbert Crossroads A & B, Phoenix, AZ	140,000	$—		—	16,768		01/21
CreekView 121 7 & 8, Dallas, TX	137,000	—		1,099	17,658		03/21
Hurricane Shoals 3, Atlanta, GA	101,000	—		124	8,935		03/21
Northpoint 200, Atlanta, GA (2)(4)	79,000	—		6,861	6,861		03/21
Rancho Distribution Center, Los Angeles, CA (2)	162,000	—		—	27,325		03/21
Total Transferred to Real Estate Properties	619,000	$—		8,084	77,547	(5)

Footnotes for this table are on the following page.
(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents value-add properties acquired by EastGroup.
(3) Represents costs transferred from Real estate properties to Prospective Development (primarily land).
(4) Represents a value-add property acquired by EastGroup on 1/21/21. During the first quarter, the project became 100% occupied and therefore, transferred to Real estate properties.
(5) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $24,381,000 during the three months ended March 31, 2021, primarily due to depreciation expense.

Other Assets
Other assets increased $2,674,000 during the three months ended March 31, 2021.  A summary of Other assets follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Leasing costs (principally commissions)	$101,140	95,914
Accumulated amortization of leasing costs	(38,200)	(38,371)
Leasing costs (principally commissions), net of accumulated amortization	62,940	57,543

Acquired in-place lease intangibles	26,989	28,107
Accumulated amortization of acquired in-place lease intangibles	(13,596)	(13,554)
Acquired in-place lease intangibles, net of accumulated amortization	13,393	14,553

Acquired above market lease intangibles	1,825	1,825
Accumulated amortization of acquired above market lease intangibles	(1,292)	(1,231)
Acquired above market lease intangibles, net of accumulated amortization	533	594

Straight-line rents receivable	45,057	43,079
Accounts receivable	4,510	6,256
Interest rate swap assets	1,178	—
Right of use assets — Office leases (operating)	2,359	2,131
Receivable for common stock offerings	—	1,942
Goodwill	990	990
Prepaid expenses and other assets	21,293	22,491
Total Other assets	$152,253	149,579

Liabilities
Unsecured bank credit facilities decreased $32,556,000 during the three months ended March 31, 2021, mainly due to repayments of $129,480,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $96,798,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt increased $49,934,000 during the three months ended March 31, 2021, primarily due to the closing of a $50 million senior unsecured term loan in March and the amortization of debt issuance costs, partially offset by new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt are described in greater detail under Liquidity and Capital Resources.

Secured debt decreased $42,210,000 during the three months ended March 31, 2021.  The decrease resulted from the repayment of a mortgage loan with a principal balance of $40,841,000 in March, regularly scheduled principal payments of $1,422,000 and amortization of premiums on Secured debt, offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses increased $18,659,000 during the three months ended March 31, 2021.  A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Property taxes payable	$16,339	3,524
Development costs payable	7,297	6,427
Real estate improvements and capitalized leasing costs payable	7,841	5,692
Interest payable	7,974	6,537
Dividends payable	32,486	32,677
Book overdraft (1)	11,185	5,176
Other payables and accrued expenses	5,110	9,540
Total Accounts payable and accrued expenses	$88,232	69,573

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

Other liabilities decreased $3,989,000 during the three months ended March 31, 2021.  A summary of the Company’s Other liabilities follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Security deposits	$24,941	22,140
Prepaid rent and other deferred income	15,393	14,694
Operating lease liabilities — Ground leases	11,000	11,199
Operating lease liabilities — Office leases	2,402	2,167

Acquired below-market lease intangibles	8,928	9,019
Accumulated amortization of below-market lease intangibles	(6,367)	(6,168)
Acquired below-market lease intangibles, net of accumulated amortization	2,561	2,851

Interest rate swap liabilities	3,716	10,752
Prepaid tenant improvement reimbursements	165	364
Other liabilities	5,650	5,650
Total Other liabilities	$65,828	69,817

Equity
Additional paid-in capital increased $42,392,000 during the three months ended March 31, 2021, primarily due to the issuance of common stock under the Company’s continuous common equity offering program (as discussed in Liquidity and Capital Resources) and activity related to stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the three months ended March 31, 2021, EastGroup issued 317,538 shares of common stock under its continuous common equity offering program with net proceeds to the Company of $44,485,000.

For the three months ended March 31, 2021, Distributions in excess of earnings increased $4,333,000 as a result of dividends on common stock of $31,672,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $27,339,000.

Accumulated other comprehensive loss decreased $8,214,000 during the three months ended March 31, 2021. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Note 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2021 was $27,339,000 ($0.69 per basic and diluted share), compared to $23,297,000 ($0.60 per basic and diluted share) for the same period in 2020. The following paragraphs explain the change:

•PNOI increased by $7,368,000 ($0.19 per diluted share), or 11.7%, for the three months ended March 31, 2021, as compared to the same period of 2020. PNOI increased $3,914,000 from same property operations, $3,057,000 from newly developed and value-add properties and $643,000 from 2020 acquisitions; PNOI decreased $234,000 from operating properties sold in 2020. Lease termination fee income was $576,000 and $444,000 for the three month periods ended March 31, 2021 and 2020, respectively. The Company recorded net recoveries for uncollectible rent of $78,000 and net reserves for uncollectible rent of $495,000 for the three months ended March 31, 2021 and 2020, respectively. Straight-lining of rent increased Income from real estate operations by $1,875,000 and $1,290,000 for the three months ended March 31, 2021 and 2020, respectively.

•There were no sales during the three months ended March 31, 2021 or 2020.

•Depreciation and amortization expense increased by $2,421,000 ($0.06 per diluted share) during the three months ended March 31, 2021, as compared to the same period of 2020.
EastGroup signed 50 leases with free rent concessions on 1,571,000 square feet during the three months ended March 31, 2021, with total free rent concessions of $4,315,000 over the lives of the leases. During the same period of 2020, the Company signed 38 leases with free rent concessions on 1,149,000 square feet with total free rent concessions of $1,580,000 over the lives of the leases.

The Company’s percentage of leased square footage was 98.3% at March 31, 2021, compared to 97.3% at March 31, 2020.  Occupancy at March 31, 2021 was 97.2% compared to 96.7% at March 31, 2020.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through March 31, 2021). Same property average occupancy for the three months ended March 31, 2021, was 97.5%, compared to 96.8% for the same period of 2020.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through March 31, 2021). The same property average rental rate was $6.40 per square foot for the three months ended March 31, 2021, compared to $6.11 per square foot for the same period of 2020.

Interest expense decreased $181,000 for the three months ended March 31, 2021, compared to the same period in 2020. The following table presents the components of Interest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$375	954	(579)
Amortization of facility fees - unsecured bank credit facilities	194	196	(2)
Amortization of debt issuance costs - unsecured bank credit facilities	140	140	—
Total variable rate interest expense	709	1,290	(581)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	8,861	8,074	787
Secured debt interest (excluding amortization of debt issuance costs)	742	1,458	(716)
Amortization of debt issuance costs - unsecured debt	137	138	(1)
Amortization of debt issuance costs - secured debt	64	58	6
Total fixed rate interest expense	9,804	9,728	76
Total interest	10,513	11,018	(505)
Less capitalized interest	(2,237)	(2,561)	324
TOTAL INTEREST EXPENSE	$8,276	8,457	(181)

(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.
The Company’s variable rate interest expense decreased by $581,000 for the three months ended March 31, 2021, as compared to the same period in 2020 primarily due to decreases in the Company’s weighted average variable interest rates and average borrowings on its unsecured bank credit facilities as shown in the following table:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$134,812	148,319	(13,507)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	1.13%	2.59%

The Company’s fixed rate interest expense increased by $76,000 for the three months ended March 31, 2021, as compared to the same period in 2020 as a result of the unsecured debt and secured debt activity described below.

Interest expense from fixed rate unsecured debt increased by $787,000 during the three months ended March 31, 2021, as compared to the same period in 2020. The increases resulted from the Company’s unsecured debt activity described below.

The details of the unsecured debt obtained in 2020 and 2021 are shown in the following table:

NEW UNSECURED DEBT IN 2020 AND 2021	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$100 Million Senior Unsecured Term Loan (1)	2.39%	03/25/2020	03/25/2027	$100,000
$100 Million Senior Unsecured Notes	2.61%	10/14/2020	10/14/2030	100,000
$75 Million Senior Unsecured Notes	2.71%	10/14/2020	10/14/2032	75,000
$50 Million Senior Unsecured Term Loan (2)	1.55%	03/18/2021	03/18/2025	50,000
Weighted Average/Total Amount for 2020 and 2021	2.40%			$325,000

(1) The interest rate on this unsecured term loan is comprised of LIBOR plus 145 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.39% as of March 31, 2021. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(2) The interest rate on this unsecured term loan is comprised of LIBOR plus 100 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 1.55% as of March 31, 2021. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

The increase in interest expense from the new unsecured debt was partially offset by the repayment of the following unsecured debt during 2020:

UNSECURED DEBT REPAID IN 2020	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$30 Million Senior Unsecured Notes	3.80%	08/28/2020	$30,000
$75 Million Senior Unsecured Term Loan	3.45%	12/21/2020	75,000
Weighted Average/Total Amount for 2020	3.55%		$105,000

The increase in interest expense from unsecured debt was partially offset by a decrease in secured debt interest expense. Interest expense from secured debt decreased by $716,000 during the three month period ended March 31, 2021, as compared to the same period in 2020 as a result of regularly scheduled principal payments and the payoffs described in the table below. Regularly scheduled principal payments on secured debt were $1,422,000 during the three months ended March 31, 2021. During the year ended December 31, 2020, regularly scheduled principal payments on secured debt were $8,436,000. The details of the secured debt repaid in 2020 and 2021 are shown in the following table:

SECURED DEBT REPAID IN 2020 and 2021	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
40th Avenue, Beltway Crossing 5, Centennial Park, Executive Airport, Interchange Park 1, Ocean View, Wetmore 5-8 and World Houston 26, 28, 29 & 30	4.39%	10/07/2020	$45,871
Colorado Crossing, Interstate Distribution Center 1-3, Rojas Commerce Park, Steele Creek 1 & 2, Venture Distribution Center 1 and World Houston 3, 4, 6, 7, 8 & 9	4.75%	03/08/2021	40,841
Weighted Average/Total Amount for 2020 and 2021	4.56%		$86,712

EastGroup did not obtain any new secured debt during 2020 or the first three months of 2021.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest decreased $324,000 for the three months ended March 31, 2021, as compared to the same period of 2020, due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $2,421,000 for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to the operating properties acquired by the Company in 2020 and the properties transferred from Development and value-add properties in 2020 and 2021, partially offset by operating properties sold in 2020.

The Company did not sell any properties during the three months ended March 31, 2021 or 2020.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three months ended March 31, 2021 and 2020 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2021	2020
		(In thousands)
Upgrade on Acquisitions	40 yrs	$45	24
Tenant Improvements:
New Tenants	Lease Life	2,642	3,044
Renewal Tenants	Lease Life	677	1,329
Other:
Building Improvements	5-40 yrs	1,783	1,218
Roofs	5-15 yrs	3,015	937
Parking Lots	3-5 yrs	262	36
Other	5 yrs	161	347
Total Real Estate Improvements (1)		$8,585	6,935

(1)Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Total Real Estate Improvements	$8,585	6,935
Change in Real Estate Property Payables	292	337
Change in Construction in Progress	251	2,124
Real Estate Improvements on the Consolidated Statements of Cash Flows	$9,128	9,396

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three months ended March 31, 2021 and 2020 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2021	2020
		(In thousands)
Development and Value-Add	Lease Life	$2,828	1,763
New Tenants	Lease Life	4,347	1,027
Renewal Tenants	Lease Life	1,954	2,933
Total Capitalized Leasing Costs		$9,129	5,723
Amortization of Leasing Costs		$3,735	3,469

Real Estate Sold and Held for Sale
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

The Company did not classify any properties as held for sale as of March 31, 2021 and December 31, 2020.

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

There were no sales during the three months ended March 31, 2021 or 2020.

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

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $78,822,000 for the three months ended March 31, 2021.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt and proceeds from common stock offerings.  The Company distributed $31,863,000 in common stock dividends during the three months ended March 31, 2021.  Other primary uses of cash were for repayments on unsecured bank credit facilities and secured debt, the construction and development of properties, purchases of value-add properties and capital improvements at various properties.

Total debt at March 31, 2021 and December 31, 2020 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$92,318	125,000
Unamortized debt issuance costs	(680)	(806)
Unsecured bank credit facilities	91,638	124,194

Unsecured debt - fixed rate, carrying amount (1)	1,160,000	1,110,000
Unamortized debt issuance costs	(2,358)	(2,292)
Unsecured debt	1,157,642	1,107,708

Secured debt - fixed rate, carrying amount (1)	36,828	79,096
Unamortized debt issuance costs	(45)	(103)
Secured debt	36,783	78,993

Total debt	$1,286,063	1,310,895

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company has a $350 million unsecured bank credit facility with a group of nine banks; the facility has a maturity date of July 30, 2022. The credit facility contains options for two six-month extensions (at the Company’s election) and a $150 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of March 31, 2021, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of March 31, 2021, the Company had $85,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 1.108%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company also has a $45 million unsecured bank credit facility with a maturity date of July 30, 2022, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $350 million facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2021, was LIBOR plus 100 basis points with an annual facility fee of 20 basis points. The margin and facility fee are subject to changes in the Company’s credit ratings. As of March 31, 2021, the interest rate was 1.111% on a balance of $7,318,000.

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

In March 2021, the Company closed a $50 million senior unsecured term loan with a four-year term and interest only payments, which bears interest at the annual rate of LIBOR plus an applicable margin (1.00% as of March 31, 2021 and April 28, 2021) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 1.55%.

In March 2021, EastGroup repaid (with no penalty) a mortgage loan with a balance of $40.8 million, an interest rate of 4.75% and an original maturity date of June 5, 2021.

Also in March 2021, the Company and a group of lenders agreed to terms on the private placement of $125 million of senior unsecured notes with a fixed interest rate of 2.74% and a 10-year term. The notes dated April 8, 2021, are intended to be issued and sold in June 2021 subject to customary closing conditions and will require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

On March 5, 2021, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced that USD-LIBOR will no longer be published after June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.

The Company anticipates that LIBOR will continue to be available substantially in its current form at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

The Company’s unsecured bank credit facilities, senior unsecured term loans and interest rate swap contracts are indexed to LIBOR.  The Company is continuously monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued as interest rates may be adversely affected.  While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator.  In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Each of the Company’s contracts, which are indexed to LIBOR, include provisions for a replacement rate which will be substantially equivalent to the all-in LIBOR-based interest rate in effect prior to its replacement.  Therefore, the Company believes the transition will not have a material impact on our consolidated financial statements.

On December 20, 2019, EastGroup entered into sales agreements with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; and Wells Fargo Securities, LLC in connection with the establishment of a new continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time. As of April 29, 2021, the Company has sold an aggregate of 1,027,462 shares of common stock with gross proceeds of $138,938,000 under the sales agency financing agreements, and EastGroup may offer and sell additional shares of its common stock with an aggregate gross sales price of up to $611,062,000 through the sales agents.

During the three months ended March 31, 2021, EastGroup issued and sold 317,538 shares of common stock under its continuous common equity offering program at an average price of $141.72 per share with gross proceeds to the Company of $45,000,000. The Company incurred offering-related costs of $515,000 during the three months, resulting in net proceeds to the Company of $44,485,000.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2020, did not materially change during the three months ended March 31, 2021, except for the changes in Unsecured bank credit facilities, Unsecured debt and Secured debt discussed above.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 14 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of March 31, 2021.

	April – December 2021	2022		2023	2024	2025	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	92,318	(1)	—	—	—	—	92,318	92,438	(2)
Weighted average interest rate	—	1.11%	(3)	—	—	—	—	1.11%
Unsecured debt - fixed rate (in thousands)	$40,000	75,000		115,000	120,000	145,000	665,000	1,160,000	1,207,611	(4)
Weighted average interest rate	2.34%	3.03%		2.96%	3.47%	3.12%	3.14%	3.12%
Secured debt - fixed rate (in thousands)	$2,016	32,770		119	122	128	1,673	36,828	37,636	(4)
Weighted average interest rate	4.08%	4.09%		3.85%	3.85%	3.85%	3.85%	4.08%

(1)The variable-rate unsecured bank credit facilities mature in July 2022 and as of March 31, 2021, have balances of $85,000,000 on the $350 million unsecured bank credit facility and $7,318,000 on the $45 million unsecured bank credit facility.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of March 31, 2021.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of March 31, 2021, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 11 basis points, interest expense and cash flows would increase or decrease by approximately $102,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s first fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2020, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021(1)	17,225	$138.06	—	—
February 1, 2021 through February 28, 2021(1)	13,027	142.89	—	—
March 1, 2021 through March 31, 2021	—	—	—	—
Total	30,252	$140.14	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations for those employees who elected this option in connection with the vesting of shares of restricted stock.

ITEM 6.EXHIBITS.

Exhibits
The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021:

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

Date:  April 29, 2021

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer