Form 10-Q
period 2021-06-30
EASTGROUP PROPERTIES INC
filed 2021-07-28
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of July 27, 2021 was 40,405,380.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2021

PART I.  FINANCIAL INFORMATION.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Real estate properties	$3,336,219	3,159,497
Development and value-add properties	320,005	359,588
	3,656,224	3,519,085
Less accumulated depreciation	(1,004,428)	(955,328)
	2,651,796	2,563,757
Unconsolidated investment	7,353	7,446
Cash	38,565	21
Other assets	157,908	149,579
TOTAL ASSETS	$2,855,622	2,720,803

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$(2,437)	124,194
Unsecured debt, net of debt issuance costs	1,282,438	1,107,708
Secured debt, net of debt issuance costs	36,128	78,993
Accounts payable and accrued expenses	101,912	69,573
Other liabilities	64,250	69,817
Total Liabilities	1,482,291	1,450,285

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 40,396,180 shares issued and outstanding at June 30, 2021 and 39,676,828 at December 31, 2020	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,714,661	1,610,053
Distributions in excess of earnings	(338,423)	(329,667)
Accumulated other comprehensive loss	(3,801)	(10,752)
Total Stockholders’ Equity	1,372,441	1,269,638
Noncontrolling interest in joint ventures	890	880
Total Equity	1,373,331	1,270,518
TOTAL LIABILITIES AND EQUITY	$2,855,622	2,720,803

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Income from real estate operations	$99,562	89,500	197,479	178,077
Other revenue	13	215	27	266
	99,575	89,715	197,506	178,343
EXPENSES
Expenses from real estate operations	28,057	25,351	55,877	51,180
Depreciation and amortization	31,349	28,570	61,662	56,462
General and administrative	4,486	4,025	8,522	7,306
Indirect leasing costs	134	166	464	274
	64,026	58,112	126,525	115,222
OTHER INCOME (EXPENSE)
Interest expense	(8,181)	(8,346)	(16,457)	(16,803)
Other	210	230	411	467
NET INCOME	27,578	23,487	54,935	46,785
Net income attributable to noncontrolling interest in joint ventures	(20)	(3)	(38)	(4)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	27,558	23,484	54,897	46,781
Other comprehensive income (loss) - interest rate swaps	(1,263)	(1,824)	6,951	(17,614)
TOTAL COMPREHENSIVE INCOME	$26,295	21,660	61,848	29,167
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.69	0.60	1.38	1.20
Weighted average shares outstanding	40,068	39,007	39,871	38,945
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.69	0.60	1.37	1.20
Weighted average shares outstanding	40,165	39,077	39,965	39,019

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the six months ended June 30, 2021:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2020	$4	1,610,053	(329,667)	(10,752)	880	1,270,518
Net income	—	—	27,339	—	18	27,357
Net unrealized change in fair value of interest rate swaps	—	—	—	8,214	—	8,214
Common dividends declared – $0.79 per share	—	—	(31,672)	—	—	(31,672)
Stock-based compensation, net of forfeitures	—	2,147	—	—	—	2,147
Issuance of 317,538 shares of common stock, common stock offering, net of expenses	—	44,485	—	—	—	44,485
Withheld 30,252 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,240)	—	—	—	(4,240)
Net distributions to noncontrolling interest	—	—	—	—	(11)	(11)
BALANCE, MARCH 31, 2021	4	1,652,445	(334,000)	(2,538)	887	1,316,798
Net income	—	—	27,558	—	20	27,578
Net unrealized change in fair value of interest rate swaps	—	—	—	(1,263)	—	(1,263)
Common dividends declared – $0.79 per share	—	—	(31,981)	—	—	(31,981)
Stock-based compensation, net of forfeitures	—	2,893	—	—	—	2,893
Issuance of 370,177 shares of common stock, common stock offering, net of expenses	—	59,318	—	—	—	59,318
Net distributions to noncontrolling interest	—	5	—	—	(17)	(12)
BALANCE, JUNE 30, 2021	$4	1,714,661	(338,423)	(3,801)	890	1,373,331

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

For the six months ended June 30, 2020:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2019	$4	1,514,055	(316,302)	2,807	1,765	1,202,329
Net income	—	—	23,297	—	1	23,298
Net unrealized change in fair value of interest rate swaps	—	—	—	(15,790)	—	(15,790)
Common dividends declared – $0.75 per share	—	—	(29,366)	—	—	(29,366)
Stock-based compensation, net of forfeitures	—	1,781	—	—	—	1,781
Issuance of 105,837 shares of common stock, common stock offering, net of expenses	—	14,734	—	—	—	14,734
Withheld 33,963 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,589)	—	—	—	(4,589)
Net distributions to noncontrolling interest	—	—	—	—	(34)	(34)
BALANCE, MARCH 31, 2020	4	1,525,981	(322,371)	(12,983)	1,732	1,192,363
Net income	—	—	23,484	—	3	23,487
Net unrealized change in fair value of interest rate swaps	—	—	—	(1,824)	—	(1,824)
Common dividends declared – $0.75 per share	—	—	(29,551)	—	—	(29,551)
Stock-based compensation, net of forfeitures	—	2,694	—	—	—	2,694
Issuance of 243,621 shares of common stock, common stock offering, net of expenses	—	29,647	—	—	—	29,647
Net distributions to noncontrolling interest	—	—	—	—	(19)	(19)
BALANCE, JUNE 30, 2020	$4	1,558,322	(328,438)	(14,807)	1,716	1,216,797

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$54,935	46,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,662	56,462
Stock-based compensation expense	4,011	3,421
Gain on casualties and involuntary conversion on real estate assets	—	(161)
Changes in operating assets and liabilities:
Accrued income and other assets	(3,430)	570
Accounts payable, accrued expenses and prepaid rent	19,783	8,460
Other	714	1,145
NET CASH PROVIDED BY OPERATING ACTIVITIES	137,675	116,682
INVESTING ACTIVITIES
Development and value-add properties	(111,378)	(104,863)
Purchases of real estate	(9,177)	(6,231)
Real estate improvements	(18,094)	(18,167)
Leasing commissions	(16,813)	(8,075)
Proceeds from casualties and involuntary conversion on real estate assets	—	242
Repayments on mortgage loans receivable	—	14
Changes in accrued development costs	13,126	(181)
Changes in other assets and other liabilities	526	(9,400)
NET CASH USED IN INVESTING ACTIVITIES	(141,810)	(146,661)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	195,137	318,115
Repayments on unsecured bank credit facilities	(320,137)	(363,787)
Proceeds from unsecured debt	175,000	100,000
Repayments on secured debt	(42,924)	(4,465)
Debt issuance costs	(2,475)	(584)
Distributions paid to stockholders (not including dividends accrued)	(63,403)	(59,157)
Proceeds from common stock offerings	105,745	44,381
Other	(4,264)	(4,644)
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,679	29,859
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,544	(120)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21	224
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,565	104
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $4,394 and $5,184 for 2021 and 2020, respectively	$15,760	16,161
Cash paid for operating lease liabilities	751	719
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$348	495

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)BASIS OF PRESENTATION
The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020 and the notes thereto. Certain reclassifications have been made in the 2020 consolidated financial statements to conform to the 2021 presentation.

(2)PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of EastGroup, its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.

As of June 30, 2021 and December 31, 2020, EastGroup held a controlling interest in two joint venture arrangements. In 2019, the Company acquired 6.5 acres of land in San Diego, known by the Company as the Miramar land. Also in 2019, the Company acquired 41.6 acres of land in San Diego, known by the Company as the Otay Mesa land. During the three months ended June 30, 2021, EastGroup began construction of a 519,000 square foot building on the Otay Mesa land, known by the Company as Speed Distribution Center. As of both June 30, 2021 and December 31, 2020, EastGroup had a 95% controlling interest in the Miramar land and a 99% controlling interest in Speed Distribution Center.

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

(4)LEASE REVENUE
The Company’s primary revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Lease income — operating leases	$74,358	66,793	147,740	132,756
Variable lease income (1)	25,204	22,707	49,739	45,321
Income from real estate operations	$99,562	89,500	197,479	178,077

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the six month periods ended June 30, 2021 and 2020, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $25,858,000 and $51,005,000 for the three and six months ended June 30, 2021, respectively, and $23,813,000 and $46,902,000 for the same periods in 2020.

The Company’s Real estate properties and Development and value-add properties at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Real estate properties:
Land	$526,326	502,739
Buildings and building improvements	2,247,617	2,120,731
Tenant and other improvements	551,637	524,954
Right of use assets — Ground leases (operating) (1)	10,639	11,073
Development and value-add properties (2)	320,005	359,588
	3,656,224	3,519,085
Less accumulated depreciation	(1,004,428)	(955,328)
	$2,651,796	2,563,757

(1)EastGroup applies the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases, and its related Accounting Standards Updates (“ASUs”) to account for its ground leases, which are classified as operating leases. The related operating lease liabilities for ground leases are included in Other liabilities on the Consolidated Balance Sheets.
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

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2020 and the first six months of 2021 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2020 and 2021 acquisitions.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Amortization expense for in-place lease intangibles was $1,307,000 and $2,738,000 for the three and six months ended June 30, 2021, respectively, and $1,372,000 and $2,706,000 for the same periods in 2020. Amortization of above and below market leases increased rental income by $245,000 and $474,000 for the three and six months ended June 30, 2021, respectively, and $372,000 and $746,000 for the same periods in 2020.

During the six months ended June 30, 2021, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2021	Location	Size	Date Acquired	Cost
		(Square feet)		(In thousands)
Operating properties acquired (1)
Southpark Distribution Center 2	Phoenix, AZ	79,000	06/10/2021	$9,177

Value-add properties acquired (2)
Access Point 1	Greenville, SC	156,000	01/15/2021	10,501
Northpoint 200	Atlanta, GA	79,000	01/21/2021	6,516
Access Point 2	Greenville, SC	159,000	05/19/2021	10,743
Cherokee 75 Business Center 2	Atlanta, GA	105,000	06/17/2021	8,837
Total value-add property acquisitions		499,000		36,597

Total acquired assets		578,000		$45,774
(1)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets.
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the consideration paid for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the six months ended June 30, 2021.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2021	Cost
(In thousands)
Land	$6,131
Buildings	38,655
Tenant improvements	108
Total real estate properties acquired	44,894
In-place lease intangibles (1)	880
Above market leases (1)	—
Below market leases (2)	—
Total assets acquired, net of liabilities assumed	$45,774
(1)In-place lease intangibles and above market leases are each included in Other assets on the Consolidated Balance Sheets. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
(2)Below market leases are included in Other liabilities on the Consolidated Balance Sheets. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

The leases in the properties acquired during the six months ended June 30, 2021 had a weighted average remaining lease term at acquisition of approximately 2.2 years over which the in-place lease intangibles and above or below market leases are amortized.

During 2020, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2020	Location	Size	Date Acquired	Cost
		(Square feet)		(In thousands)
Operating properties acquired (1)
Wells Point One	Austin, TX	50,000	02/28/2020	$6,231
Cherokee 75 Business Center 1	Atlanta, GA	85,000	12/15/2020	8,323
The Rock	Dallas, TX	212,000	12/17/2020	34,102
Total operating property acquisitions		347,000		48,656

Value-add properties acquired (2)
Rancho Distribution Center	Los Angeles, CA	162,000	10/15/2020	27,862

Total acquired assets		509,000		$76,518
(1)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets.
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the consideration paid for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the year ended December 31, 2020.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2020	Cost
(In thousands)
Land	$23,565
Buildings	42,024
Tenant improvements	7,971
Total real estate properties acquired	73,560
In-place lease intangibles (1)	3,257
Above market leases (1)	104
Below market leases (2)	(403)
Total assets acquired, net of liabilities assumed	$76,518
(1)In-place lease intangibles and above market leases are each included in Other assets on the Consolidated Balance Sheets. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
(2)Below market leases are included in Other liabilities on the Consolidated Balance Sheets. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

The leases in the properties acquired during the year ended December 31, 2020 had a weighted average remaining lease term at acquisition of approximately 3.9 years over which the in-place lease intangibles and above or below market leases are amortized.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three and six month periods ended June 30, 2021 and 2020.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of June 30, 2021 and December 31, 2020.

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

The Company had no sales during the six months ended June 30, 2021 or 2020.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Leasing costs (principally commissions)	$106,954	95,914
Accumulated amortization of leasing costs	(39,065)	(38,371)
Leasing costs (principally commissions), net of accumulated amortization	67,889	57,543

Acquired in-place lease intangibles	25,862	28,107
Accumulated amortization of acquired in-place lease intangibles	(13,167)	(13,554)
Acquired in-place lease intangibles, net of accumulated amortization	12,695	14,553

Acquired above market lease intangibles	1,825	1,825
Accumulated amortization of acquired above market lease intangibles	(1,352)	(1,231)
Acquired above market lease intangibles, net of accumulated amortization	473	594

Straight-line rents receivable	47,229	43,079
Accounts receivable	8,099	6,256
Interest rate swap assets	141	—
Right of use assets — Office leases (operating)	2,233	2,131
Receivable for common stock offerings	—	1,942
Goodwill	990	990
Prepaid expenses and other assets	18,159	22,491
Total Other assets	$157,908	149,579

(10) DEBT

The Company’s debt is detailed below.

	June 30, 2021	December 31, 2020
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$—	125,000
Unamortized debt issuance costs	(2,437)	(806)
Unsecured bank credit facilities, net of debt issuance costs	(2,437)	124,194

Unsecured debt - fixed rate, carrying amount (1)	1,285,000	1,110,000
Unamortized debt issuance costs	(2,562)	(2,292)
Unsecured debt, net of debt issuance costs	1,282,438	1,107,708

Secured debt - fixed rate, carrying amount (1)	36,162	79,096
Unamortized debt issuance costs	(34)	(103)
Secured debt, net of debt issuance costs	36,128	78,993

Total debt, net of debt issuance costs	$1,316,129	1,310,895

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Until June 29, 2021, EastGroup had $350 million and $45 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2022. The Company amended and restated these credit facilities on June 29, 2021, expanding the capacity to $425 million and $50 million, as detailed below.

The $425 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and a $325 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2021, was LIBOR plus 77.5 basis points, which equated to 0.876%, with an annual facility fee of 15 basis points. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company's $50 million unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425 million facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2021, was LIBOR plus 77.5 basis points, which equated to 0.876%, with an annual facility fee of 15 basis points.

For both facilities, the margin and facility fee are subject to changes in the Company's credit ratings. Although the Company’s current credit rating is Baa2, given the strength of the Company’s key credit metrics, initial pricing for the credit facilities is based on the BBB+/Baa1 credit ratings level. This favorable pricing level will be retained provided that the Company’s consolidated leverage ratio, as defined in the applicable agreements, remains less than 32.5%. The facilities also include a sustainability-linked pricing component pursuant to which, if the Company meets certain sustainability performance targets, the applicable interest margin will be reduced by one basis point.

The Company had no amounts outstanding on its unsecured bank credit facilities as of June 30, 2021.

In March 2021, the Company closed a $50 million senior unsecured term loan with a four-year term and interest only payments, which bears interest at the annual rate of LIBOR plus an applicable margin (1.00% as of June 30, 2021) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 1.55%.

In March 2021, EastGroup repaid (with no penalty) a mortgage loan with a balance of $40.8 million, an interest rate of 4.75% and an original maturity date of June 5, 2021.

Also in March 2021, the Company and a group of lenders agreed to terms on the private placement of $125 million of senior unsecured notes with a fixed interest rate of 2.74% and a 10-year term. The notes dated April 8, 2021, were issued and sold on June 10, 2021, and will require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs and Secured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of June 30, 2021, are as follows:

Years Ending December 31,	(In thousands)
2021 - Remainder of year	$41,350
2022	107,770
2023	115,119
2024	120,122
2025	145,128
2026 and beyond	791,673
Total	$1,321,162

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Property taxes payable	$30,671	3,524
Development costs payable	19,553	6,427
Real estate improvements and capitalized leasing costs payable	6,398	5,692
Interest payable	6,601	6,537
Dividends payable	32,927	32,677
Book overdraft (1)	—	5,176
Other payables and accrued expenses	5,762	9,540
Total Accounts payable and accrued expenses	$101,912	69,573

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Security deposits	$25,357	22,140
Prepaid rent and other deferred income	13,600	14,694
Operating lease liabilities — Ground leases	10,803	11,199
Operating lease liabilities — Office leases	2,282	2,167

Acquired below-market lease intangibles	8,929	9,019
Accumulated amortization of below-market lease intangibles	(6,673)	(6,168)
Acquired below-market lease intangibles, net of accumulated amortization	2,256	2,851

Interest rate swap liabilities	3,942	10,752
Prepaid tenant improvement reimbursements	360	364
Other liabilities	5,650	5,650
Total Other liabilities	$64,250	69,817

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(2,538)	(12,983)	(10,752)	2,807
Other comprehensive income (loss) - interest rate swaps	(1,263)	(1,824)	6,951	(17,614)
Balance at end of period	$(3,801)	(14,807)	(3,801)	(14,807)

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

As of June 30, 2021, the Company had six interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $3,636,000 will be reclassified from Other comprehensive income (loss) as an increase to Interest expense over the next twelve months.

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

As of June 30, 2021 and December 31, 2020, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of June 30, 2021	Notional Amount as of December 31, 2020
	(In thousands)
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$40,000	$40,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$50,000	—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of June 30, 2021		Derivatives As of December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$141	Other assets	$—
Interest rate swap liabilities	Other liabilities	3,942	Other liabilities	10,752

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$(2,395)	(2,869)	4,768	(18,572)
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	1,132	1,045	2,183	958

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $3,942,000 as of June 30, 2021.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$27,558	23,484	54,897	46,781
Denominator – weighted average shares outstanding	40,068	39,007	39,871	38,945
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$27,558	23,484	54,897	46,781
Denominator:
Weighted average shares outstanding	40,068	39,007	39,871	38,945
Unvested restricted stock	97	70	94	74
Total Shares	40,165	39,077	39,965	39,019

(16) STOCK-BASED COMPENSATION
EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation awards. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

The Compensation Committee of the Company’s Board of Directors (the “Committee”) approves long-term and annual equity compensation awards for the Company’s executive officers. The long-term compensation awards include components based on the Company’s total shareholder return over the upcoming three-year period and the employee’s continued service as of the vesting dates. The total shareholder return component is subject to bright-line tests that compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The Company begins recognizing expense for these awards based on the grant date fair value of the awards which is determined using a

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
simulation pricing model developed to specifically accommodate the unique features of the award. These market based awards are expensed on a straight-line basis over the requisite service period (75% vests at the end of the three-year performance period and 25% vests the following year). The long term awards subject only to continuing employment are expensed on a straight-line basis over the requisite service period. The annual equity compensation awards include components based on certain annual Company performance measures and individual annual performance goals over the upcoming year. The certain Company performance measures for 2021 are: (i) FFO per share, (ii) cash same property net operating income change, (iii) debt-to-EBITDAre ratio, and (iv) fixed charge coverage. The Company begins recognizing expense for its estimate of the shares that could be earned pursuant to these awards on the grant date; the expense is adjusted to estimated performance levels during the performance period and to actual upon the determination of the awards. The shares are expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period. Any shares issued pursuant to the individual annual performance goals are determined by the Committee in its discretion following the performance period. The Company begins recognizing the expense for the shares on the grant date and will expense on a straight-line basis over the remaining service period. Equity compensation is also awarded to the Company’s non-executive officers and directors, which are subject to service only conditions and expensed on a straight-line basis over the required service period.

The Committee has adopted an Equity Award Retirement Policy (the “retirement policy”) which allows for accelerated vesting of unvested shares for retirement-eligible employees (defined as employees who meet certain age and years of service requirements). In order to qualify for accelerated vesting upon retirement, the eligible employees must provide required notification under the retirement policy and must retire from the Company. The Company has adjusted its stock-based compensation expense to accelerate the recognition of expense for retirement-eligible employees.

Stock-based compensation cost for employees was $2,189,000 and $4,333,000 for the three and six months ended June 30, 2021, of which $479,000 and $1,029,000 were capitalized as part of the Company’s development costs. For the three and six months ended June 30, 2020, stock-based compensation cost for employees was $1,893,000 and $3,672,000, of which $499,000 and $1,054,000 were capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $704,000 and $707,000 for the three and six months ended June 30, 2021, respectively, and $801,000 and $803,000 for the same periods in 2020.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the six months ended June 30, 2021, the Company withheld 30,252 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the six months ended June 30, 2021 was $6,133,000. As of the vesting dates, the aggregate fair value of shares that vested during the six months ended June 30, 2021 was $10,322,000.

	Three Months Ended		Six Months Ended
Award Activity:	June 30, 2021		June 30, 2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	97,134	$111.44	113,403	$100.89
Granted (1) (2)	—	—	57,423	106.80
Forfeited	—	—	—	—
Vested	—	—	(73,692)	91.59
Unvested at end of period	97,134	$111.44	97,134	$111.44

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$38,565	38,565	21	21
Interest rate swap assets	141	141	—	—
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	—	—	125,000	124,820
Unsecured debt (2)	1,285,000	1,326,729	1,110,000	1,141,803
Secured debt (2)	36,162	36,675	79,096	80,435
Interest rate swap liabilities	3,942	3,942	10,752	10,752
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Some of the Company’s customers have experienced and may in the future continue to experience a deterioration in their financial position, results of operations and cash flows; as a result, they may not be able to pay their rent and expense reimbursements, which could adversely affect EastGroup’s financial condition, results of operations and cash flows.
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
•the duration and extent of the impact of the coronavirus (“COVID-19”) pandemic, including as a result of any COVID-19 variants or as affected by the rate and efficacy of COVID-19 vaccines, and any related orders or other formal recommendations for social distancing on our business operations or the business operations of our tenants (including their ability to timely make rent payments) and the economy generally;
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

Impact of the COVID-19 Pandemic
Global, national and local economies continue to be impacted by the COVID-19 pandemic and the mitigation efforts to combat the spread of COVID-19. During the course of the pandemic, the United States has experienced, and may continue to experience, significant health, social and economic impacts from COVID-19. EastGroup’s operations, occupancy and rent collections have remained substantially stable during this period. The Company has executed rent deferral agreements totaling $1.7 million, which represents approximately 0.4% of the Company’s 2020 revenue, and of which $1.5 million has been collected by the Company through July 27, 2021. The deferrals all relate to 2020 rental income with no future period deferred rents. The terms differ for each deferral agreement, and all deferred rent payments that were due through June 30, 2021 have been collected with the exception of $33,000. Under modified COVID-19-related guidance provided by the Financial Accounting Standards Board (“FASB”), rental income for the majority of these deferral agreements ($1.4 million of the $1.7 million) qualified to be recognized as rental income in the periods in which it was charged under the original terms of the leases. Rent payment deferrals have not been significant; however, the Company is continuing to actively monitor the evolving COVID-19 situation and its impact on the Company’s cash flows and operations.

As of July 27, 2021, the Company had collected 99.4% of its rental income charges for January through July 2021. Also as of July 27, 2021, the Company had collected 97.7% of amounts due through June 30, 2021 pursuant to deferral agreements with tenants.

The future impacts of COVID-19 on the Company are largely dependent on the severity and duration of the economic uncertainty and its effect on EastGroup’s customers and cannot be predicted with certainty at this time.

General
EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. During the three months ended June 30, 2021, EastGroup issued 370,177 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $59.3 million. During the six months ended June 30, 2021, EastGroup issued 687,715 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $103.8 million. Also during the six months ended June 30, 2021, the Company closed a $50 million senior unsecured term loan with an effective fixed interest rate of 1.55% and the private placement of $125 million of senior unsecured notes with a fixed interest rate of 2.74%. The Company amended and restated its two unsecured bank credit facilities on June 29, 2021, expanding the capacity from $350 million and $45 million with maturity dates of July 30, 2022 to $425 million and $50 million, respectively, with maturity dates of July 30, 2025. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During the six months ended June 30, 2021, EastGroup executed new and renewal leases on 5,010,000 square feet (11.0% of EastGroup’s total square footage of 45,477,000). For new and renewal leases signed during first six months of 2021, average rental rates increased by 28.3% as compared to the former leases on the same spaces.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2020 through June 30, 2021), increased 6.1% for the six months ended June 30, 2021 as compared to the same period in 2020.

EastGroup’s portfolio was 98.3% leased and 96.8% occupied as of June 30, 2021, compared to 97.5% and 97.0%, respectively, at June 30, 2020.  As of July 27, 2021, the portfolio was 98.5% leased and 96.7% occupied. Leases scheduled to expire for the remainder of 2021 were 5.1% of the portfolio on a square foot basis at June 30, 2021, and this percentage was reduced to 4.2% as of July 27, 2021.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the six months ended June 30, 2021, EastGroup acquired four value-add properties containing 499,000 square feet in Greenville and Atlanta for $36.6 million and 15.1 acres of development land in Atlanta for $289,000. During the same period, the Company began construction of seven development projects containing 1,318,000 square feet in Orlando, Tampa, Fort Myers, Dallas, San Antonio and San Diego.  EastGroup also transferred 11 development projects and value-add acquisitions (1,545,000 square feet) in Miami, Fort Myers, Dallas, Austin, Houston, San Antonio, Phoenix, Los Angeles and Atlanta from its development and value-add program to real estate properties, with costs of $164.1 million at the date of transfer.  As of June 30, 2021, EastGroup’s development and value-add program consisted of 16 projects (3,013,000 square feet) located in 12 cities.  The projected total investment for the development and value-add projects, which were collectively 53% leased as of July 27, 2021, is $329 million, of which $134 million remained to be invested as of June 30, 2021.

During the six months ended June 30, 2021, EastGroup acquired a 79,000 square foot operating property in Phoenix for $9.2 million.

There were no property sales during the six months ended June 30, 2021.

The Company typically initially funds its development and acquisition programs through its unsecured bank credit facilities, the total capacity of which was increased in June 2021 to $475 million (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In June 2019, Moody’s Investors Service affirmed EastGroup’s issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and six months ended June 30, 2021, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2020 through June 30, 2021. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis. It is calculated on a lease-by-lease basis by averaging the customers’ rent payments over the life of each individual lease.

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

PNOI was calculated as follows for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Income from real estate operations	$99,562	89,500	197,479	178,077
Expenses from real estate operations	(28,057)	(25,351)	(55,877)	(51,180)
Noncontrolling interest in PNOI of consolidated joint ventures	(16)	(41)	(31)	(84)
PNOI from 50% owned unconsolidated investment	241	243	475	486
PROPERTY NET OPERATING INCOME (“PNOI”)	$71,730	64,351	142,046	127,299

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
NET INCOME	$27,578	23,487	54,935	46,785
Interest income	(3)	(21)	(4)	(50)
Other revenue	(13)	(215)	(27)	(266)
Indirect leasing costs	134	166	464	274
Depreciation and amortization	31,349	28,570	61,662	56,462
Company’s share of depreciation from unconsolidated investment	34	34	68	69
Interest expense	8,181	8,346	16,457	16,803
General and administrative expense	4,486	4,025	8,522	7,306
Noncontrolling interest in PNOI of consolidated joint ventures	(16)	(41)	(31)	(84)
PROPERTY NET OPERATING INCOME (“PNOI”)	71,730	64,351	142,046	127,299
PNOI from 2020 and 2021 acquisitions	(772)	(130)	(1,456)	(171)
PNOI from 2020 and 2021 development and value-add properties	(6,249)	(2,832)	(11,317)	(4,843)
PNOI from 2020 operating property dispositions	—	(310)	—	(544)
Other PNOI	42	57	101	104
SAME PNOI	64,751	61,136	129,374	121,845
Net lease termination fee income from same properties	(18)	(25)	(594)	(469)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$64,733	61,111	128,780	121,376

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$27,558	23,484	54,897	46,781
Depreciation and amortization	31,349	28,570	61,662	56,462
Company’s share of depreciation from unconsolidated investment	34	34	68	69
Depreciation and amortization from noncontrolling interest	—	(37)	—	(79)
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$58,941	52,051	116,627	103,233
Net income attributable to common stockholders per diluted share	$0.69	0.60	$1.37	1.20
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$1.47	1.33	$2.92	2.65
Diluted shares for earnings per share and funds from operations	40,165	39,077	39,965	39,019

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  For the three months ended June 30, 2021, FFO was $1.47 per share compared with $1.33 per share for the same period of 2020, an increase of 10.5%. For the six months ended June 30, 2021, FFO was $2.92 per share compared with $2.65 per share for the same period of 2020, an increase of 10.2%.

•For the three months ended June 30, 2021, PNOI increased by $7,379,000, or 11.5%, compared to the same period in 2020. PNOI increased $3,615,000 from same property operations, $3,417,000 from newly developed and value-add properties and $642,000 from 2020 and 2021 acquisitions; PNOI decreased $310,000 from operating properties sold in 2020.

For the six months ended June 30, 2021, PNOI increased by $14,747,000, or 11.6%, compared to the same period in 2020. PNOI increased $7,529,000 from same property operations, $6,474,000 from newly developed and value-add properties and $1,285,000 from 2020 and 2021 acquisitions; PNOI decreased $544,000 from operating properties sold in 2020.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through June 30, 2021). Same PNOI, excluding income from lease terminations, increased 5.9% and 6.1% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through June 30, 2021). Same property average occupancy was 97.3% for the three months ended June 30, 2021, compared to 96.8% for the same period of 2020. Same property average occupancy was 97.4% for the six months ended June 30, 2021, compared to 96.8% for the same period of 2020.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2021 was 96.8%.  Quarter-end occupancy ranged from 96.4% to 97.3% over the previous four quarters ended June 30, 2020 to March 31, 2021.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (5.2% of total square footage) averaged 31.2% for the three months ended June 30, 2021. For the six months ended June 30, 2021, rental rate increases on new and renewal leases (11.0% of total square footage) averaged 28.3%.

•Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and six months ended June 30, 2021 was $18,000 and $594,000, respectively, compared to $25,000 and $469,000 for the same periods of 2020.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net recoveries for uncollectible rent of $12,000 and $90,000 for the three and six months ended June 30, 2021, respectively, compared to net reserves for uncollectible rent of $725,000 and $1,220,000 for the same periods of 2020. We evaluate the collectibility of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant's payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the three and six months ended June 30, 2021 and also evaluated all deferred rent related to the COVID-19 pandemic for collectibility.

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

FINANCIAL CONDITION
EastGroup’s Total Assets were $2,855,622,000 at June 30, 2021, an increase of $134,819,000 from December 31, 2020.  Total Liabilities increased $32,006,000 to $1,482,291,000, and Total Equity increased $102,813,000 to $1,373,331,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real Estate Properties
Real estate properties increased $176,722,000 during the six months ended June 30, 2021, primarily due to: (i) the transfer of 11 projects from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (ii) capital improvements at the Company’s properties; and (iii) an operating property acquisition. These increases were partially offset by the transfer of land costs from Real estate properties to Development and value-add properties.

During the six months ended June 30, 2021, the Company made capital improvements of $18,095,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $4,244,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During 2021, EastGroup acquired the following operating properties:

OPERATING PROPERTIES ACQUIRED IN 2021	Location	Size	Date Acquired	Cost
		(Square feet)		(In thousands)
Southpark Distribution Center 2	Phoenix, AZ	79,000	06/10/2021	$9,177

The Company had no stabilized operating property sales during the six months ended June 30, 2021.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at June 30, 2021 consisted of projects in lease-up and under construction of $194,971,000 and prospective development (primarily land) of $125,034,000.  The Company’s total investment in Development and value-add properties at June 30, 2021 was $320,005,000 compared to $359,588,000 at December 31, 2020.  EastGroup transferred 11 development and value-add projects to Real estate properties with a total investment of $164,090,000 as of the date of transfer. Total capital invested for development during the first six months of 2021 was $111,378,000, which primarily consisted of costs of $93,822,000 and $12,927,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $4,244,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,591,000 and $3,280,000 for the three and six months ended June 30, 2021, respectively, compared to $1,761,000 and $3,605,000 for the same periods of 2020.

During 2021, EastGroup acquired the following value-add properties:

VALUE-ADD PROPERTIES ACQUIRED IN 2021	Location	Size	Date Acquired	Cost
		(Square feet)		(In thousands)
Access Point 1	Greenville, SC	156,000	01/15/2021	$10,501
Northpoint 200	Atlanta, GA	79,000	01/21/2021	6,516
Access Point 2	Greenville, SC	159,000	05/19/2021	10,743
Cherokee 75 Business Center 2	Atlanta, GA	105,000	06/17/2021	8,837
Total value-add property acquisitions		499,000		$36,597

During the six months ended June 30, 2021, the Company acquired 15.1 acres of development land in Atlanta for $289,000.

Costs associated with these acquisitions are included in the Development and Value-Add Properties Activity table.

		Costs Incurred					Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2021 (1)		For the Six Months Ended 6/30/2021	Cumulative as of 6/30/2021	Projected Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Cherokee 75 Business Center 2, Atlanta, GA (2)	105,000	$—		8,972	8,972	11,000	07/21
Northwest Crossing 1-3, Houston, TX	278,000	—		1,174	23,496	25,900	09/21
Ridgeview 1 & 2, San Antonio, TX	226,000	—		1,380	18,473	21,000	10/21
LakePort 1-3, Dallas, TX	194,000	—		1,041	20,822	25,300	12/21
Access Point 1, Greenville, SC (2)	156,000	—		11,952	11,952	12,600	01/22
Access Point 2, Greenville, SC (2)	159,000	—		10,803	10,803	12,400	05/22
Total Lease-Up	1,118,000	—		35,322	94,518	108,200
UNDER CONSTRUCTION
Gilbert Crossroads C & D, Phoenix, AZ	178,000	—		9,819	16,436	21,900	12/21
Speed Distribution Center, San Diego, CA	519,000	17,758	(3)	14,460	32,218	88,600	01/22
Grand Oaks 75 3, Tampa, FL	136,000	2,198		6,625	8,823	12,000	07/22
Steele Creek X, Charlotte, NC	162,000	—		5,956	10,190	12,600	07/22
Horizon West 2 & 3, Orlando, FL	210,000	5,505		8,817	14,322	18,200	09/22
CreekView 9 & 10, Dallas, TX	145,000	4,350		1,136	5,486	17,200	12/22
Tri-County Crossing 5, San Antonio, TX	105,000	1,328		275	1,603	10,300	01/23
Basswood 1 & 2, Fort Worth, TX	237,000	—		3,662	8,416	22,100	02/23
SunCoast 12, Fort Myers, FL	79,000	960		250	1,210	8,000	02/23
Tri-County Crossing 6, San Antonio, TX	124,000	1,576		173	1,749	9,900	05/23
Total Under Construction	1,895,000	33,675		51,173	100,453	220,800
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Fort Myers, FL	543,000	(960)		658	7,564
Miami, FL	376,000	—		497	20,793
Orlando, FL	1,278,000	(5,505)		2,259	24,432
Tampa, FL	213,000	(2,198)		613	4,138
Atlanta, GA	155,000	—		411	1,803
Jackson, MS	28,000	—		—	706
Charlotte, NC	313,000	—		113	4,438
Dallas, TX	556,000	(4,350)		1,325	19,853
El Paso, TX	168,000	—		298	2,885
Fort Worth, TX	652,000			388	14,938
Houston, TX	1,223,000	—		598	21,356
San Antonio, TX	143,000	(2,904)		167	2,128
Total Prospective Development	5,648,000	(15,917)		7,327	125,034
	8,661,000	$17,758		93,822	320,005
DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2021	Building Size (Square feet)						Building Conversion Date
Gilbert Crossroads A & B, Phoenix, AZ	140,000	$—		—	16,768		01/21
CreekView 7 & 8, Dallas, TX	137,000	—		1,099	17,658		03/21
Hurricane Shoals 3, Atlanta, GA	101,000	—		124	8,935		03/21
Northpoint 200, Atlanta, GA (2)	79,000	—		6,861	6,861		03/21
Rancho Distribution Center, Los Angeles, CA (2)	162,000	—		—	27,325		03/21
World Houston 44, Houston, TX	134,000	—		399	8,525		05/21
Gateway 4, Miami, FL	197,000	—		641	22,688		06/21
Interstate Commons 2, Phoenix, AZ (2)	142,000	—		50	12,291		06/21
Settlers Crossing 3 & 4, Austin, TX	173,000	—		2,477	19,981		06/21
SunCoast 7, Fort Myers, FL	77,000	—		276	7,649		06/21
Tri-County Crossing 3 & 4, San Antonio, TX	203,000	—		1,000	15,409		06/21
Total Transferred to Real Estate Properties	1,545,000	$—		12,927	164,090	(4)

Footnotes for this table are on the following page.

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents value-add properties acquired by EastGroup.
(3) Represents costs transferred from Real estate properties during the year.
(4) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $49,100,000 during the six months ended June 30, 2021, primarily due to depreciation expense.

Other Assets
Other assets increased $8,329,000 during the six months ended June 30, 2021.  A summary of Other assets follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Leasing costs (principally commissions)	$106,954	95,914
Accumulated amortization of leasing costs	(39,065)	(38,371)
Leasing costs (principally commissions), net of accumulated amortization	67,889	57,543

Acquired in-place lease intangibles	25,862	28,107
Accumulated amortization of acquired in-place lease intangibles	(13,167)	(13,554)
Acquired in-place lease intangibles, net of accumulated amortization	12,695	14,553

Acquired above market lease intangibles	1,825	1,825
Accumulated amortization of acquired above market lease intangibles	(1,352)	(1,231)
Acquired above market lease intangibles, net of accumulated amortization	473	594

Straight-line rents receivable	47,229	43,079
Accounts receivable	8,099	6,256
Interest rate swap assets	141	—
Right of use assets — Office leases (operating)	2,233	2,131
Receivable for common stock offerings	—	1,942
Goodwill	990	990
Prepaid expenses and other assets	18,159	22,491
Total Other assets	$157,908	149,579

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $126,631,000 during the six months ended June 30, 2021, mainly due to repayments of $320,137,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $195,137,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs increased $174,730,000 during the six months ended June 30, 2021, primarily due to the closing of a $50 million senior unsecured term loan in March, closing the private placement of $125 million of senior unsecured notes in June and the amortization of debt issuance costs, partially offset by new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Secured debt, net of debt issuance costs decreased $42,865,000 during the six months ended June 30, 2021.  The decrease resulted from the repayment of a mortgage loan with a principal balance of $40,841,000 in March, regularly scheduled principal payments of $2,083,000 and amortization of premiums on Secured debt, net of debt issuance costs, partially offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses increased $32,339,000 during the six months ended June 30, 2021.  A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Property taxes payable	$30,671	3,524
Development costs payable	19,553	6,427
Real estate improvements and capitalized leasing costs payable	6,398	5,692
Interest payable	6,601	6,537
Dividends payable	32,927	32,677
Book overdraft (1)	—	5,176
Other payables and accrued expenses	5,762	9,540
Total Accounts payable and accrued expenses	$101,912	69,573

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities, net of debt issuance costs.

Other liabilities decreased $5,567,000 during the six months ended June 30, 2021.  A summary of the Company’s Other liabilities follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Security deposits	$25,357	22,140
Prepaid rent and other deferred income	13,600	14,694
Operating lease liabilities — Ground leases	10,803	11,199
Operating lease liabilities — Office leases	2,282	2,167

Acquired below-market lease intangibles	8,929	9,019
Accumulated amortization of below-market lease intangibles	(6,673)	(6,168)
Acquired below-market lease intangibles, net of accumulated amortization	2,256	2,851

Interest rate swap liabilities	3,942	10,752
Prepaid tenant improvement reimbursements	360	364
Other liabilities	5,650	5,650
Total Other liabilities	$64,250	69,817

Equity
Additional paid-in capital increased $104,608,000 during the six months ended June 30, 2021, primarily due to the issuance of common stock under the Company’s continuous common equity offering program (as discussed in Liquidity and Capital Resources) and activity related to stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the six months ended June 30, 2021, EastGroup issued 687,715 shares of common stock under its continuous common equity offering program with net proceeds to the Company of $103,803,000.

For the six months ended June 30, 2021, Distributions in excess of earnings increased $8,756,000 as a result of dividends on common stock of $63,653,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $54,897,000.

Accumulated other comprehensive loss decreased $6,951,000 during the six months ended June 30, 2021. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Note 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2021 was $27,558,000 ($0.69 per basic and diluted share) and $54,897,000 ($1.38 per basic share and $1.37 per diluted share), respectively, compared to $23,484,000 ($0.60 per basic and diluted share) and $46,781,000 ($1.20 per basic and diluted share) for the same periods in 2020. The following paragraphs explain the change:

•PNOI increased by $7,379,000 ($0.18 per diluted share), or 11.5%, for the three months ended June 30, 2021, as compared to the same period of 2020. PNOI increased $3,615,000 from same property operations, $3,417,000 from newly developed and value-add properties and $642,000 from 2020 and 2021 acquisitions; PNOI decreased $310,000 from operating properties sold in 2020. Lease termination fee income was $18,000 and $25,000 for the three month periods ended June 30, 2021 and 2020, respectively. The Company recorded net recoveries for uncollectible rent of $12,000 and net reserves for uncollectible rent of $725,000 for the three months ended June 30, 2021 and 2020, respectively. Straight-lining of rent increased Income from real estate operations by $2,111,000 and $1,540,000 for the three months ended June 30, 2021 and 2020, respectively.

PNOI increased by $14,747,000 ($0.37 per diluted share), or 11.6%, for the six months ended June 30, 2021, as compared to the same period of 2020. PNOI increased $7,529,000 from same property operations, $6,474,000 from newly developed and value-add properties and $1,285,000 from 2020 and 2021 acquisitions; PNOI decreased $544,000 from operating properties sold in 2020. Lease termination fee income was $594,000 and $469,000 for the six month periods ended June 30, 2021 and 2020, respectively. The Company recorded net recoveries for uncollectible rent of $90,000 and net reserves for uncollectible rent of $1,220,000 for the six months ended June 30, 2021 and 2020, respectively. Straight-lining of rent increased Income from real estate operations by $3,986,000 and $2,830,000 for the six months ended June 30, 2021 and 2020, respectively.

•There were no sales during the three and six months ended June 30, 2021, or during the same periods of 2020.

•Depreciation and amortization expense increased by $2,779,000 ($0.07 per diluted share) and $5,200,000 ($0.13 per diluted share) during the three and six months ended June 30, 2021, respectively, as compared to the same periods of 2020.
EastGroup signed 48 leases with free rent concessions on 1,718,000 square feet during the three months ended June 30, 2021, with total free rent concessions of $2,397,000 over the lives of the leases. During the same period of 2020, the Company signed 45 leases with free rent concessions on 1,132,000 square feet with total free rent concessions of $1,497,000 over the lives of the leases.

During the six months ended June 30, 2021, EastGroup signed 98 leases with free rent concessions on 3,289,000 square feet with total free rent concessions of $6,712,000 over the lives of the leases. During the same period of 2020, the Company signed 83 leases with free rent concessions on 2,281,000 square feet with total free rent concessions of $3,077,000 over the lives of the leases.

The Company’s percentage of leased square footage was 98.3% at June 30, 2021, compared to 97.5% at June 30, 2020.  Occupancy at June 30, 2021 was 96.8% compared to 97.0% at June 30, 2020.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through June 30, 2021). Same property average occupancy for the three and six months ended June 30, 2021, was 97.3% and 97.4%, respectively, compared to 96.8% for each of the same periods of 2020.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through June 30, 2021). The same property average rental rate was $6.46 and $6.43 per square foot for the three and six months ended June 30, 2021, respectively, compared to $6.08 and $6.10 per square foot for the same periods of 2020.

Interest expense decreased $165,000 and $346,000 for the three and six months ended June 30, 2021, compared to the same periods in 2020. The following table presents the components of Interest expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$217	362	(145)	592	1,316	(724)
Amortization of facility fees - unsecured bank credit facilities	197	197	—	391	393	(2)
Amortization of debt issuance costs - unsecured bank credit facilities	140	140	—	280	280	—
Total variable rate interest expense	554	699	(145)	1,263	1,989	(726)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	9,252	8,622	630	18,113	16,696	1,417
Secured debt interest (excluding amortization of debt issuance costs)	371	1,433	(1,062)	1,113	2,891	(1,778)
Amortization of debt issuance costs - unsecured debt	151	158	(7)	288	296	(8)
Amortization of debt issuance costs - secured debt	10	57	(47)	74	115	(41)
Total fixed rate interest expense	9,784	10,270	(486)	19,588	19,998	(410)
Total interest	10,338	10,969	(631)	20,851	21,987	(1,136)
Less capitalized interest	(2,157)	(2,623)	466	(4,394)	(5,184)	790
TOTAL INTEREST EXPENSE	$8,181	8,346	(165)	16,457	16,803	(346)

(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.
The Company’s variable rate interest expense decreased by $145,000 and $726,000 for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020 primarily due to decreases in the Company’s weighted average variable interest rates and average borrowings on its unsecured bank credit facilities as shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$79,137	97,368	(18,231)	106,426	122,843	(16,417)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	1.11%	1.50%		1.12%	2.14%

The Company’s fixed rate interest expense decreased by $486,000 and $410,000 for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020 as a result of the unsecured debt and secured debt activity described below.

Interest expense from fixed rate unsecured debt increased by $630,000 and $1,417,000 during the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increases resulted from the Company’s unsecured debt activity described below.

The details of the unsecured debt obtained in 2020 and 2021 are shown in the following table:

NEW UNSECURED DEBT IN 2020 AND 2021	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$100 Million Senior Unsecured Term Loan (1)	2.39%	03/25/2020	03/25/2027	$100,000
$100 Million Senior Unsecured Notes	2.61%	10/14/2020	10/14/2030	100,000
$75 Million Senior Unsecured Notes	2.71%	10/14/2020	10/14/2032	75,000
$50 Million Senior Unsecured Term Loan (2)	1.55%	03/18/2021	03/18/2025	50,000
$125 Million Senior Unsecured Notes	2.74%	06/10/2021	06/10/2031	125,000
Weighted Average/Total Amount for 2020 and 2021	2.50%			$450,000

(1) The interest rate on this unsecured term loan is comprised of LIBOR plus 145 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.39% as of June 30, 2021. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(2) The interest rate on this unsecured term loan is comprised of LIBOR plus 100 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 1.55% as of June 30, 2021. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

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

The increase in interest expense from unsecured debt was partially offset by a decrease in secured debt interest expense. Interest expense from secured debt decreased by $1,062,000 and $1,778,000 during the three and six month periods ended June 30, 2021, as compared to the same periods in 2020 as a result of regularly scheduled principal payments and the payoffs described in the table below. Regularly scheduled principal payments on secured debt were $2,083,000 during the six months ended June 30, 2021. During the year ended December 31, 2020, regularly scheduled principal payments on secured debt were $8,436,000. The details of the secured debt repaid in 2020 and 2021 are shown in the following table:

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

EastGroup did not obtain any new secured debt during 2020 or the first six months of 2021.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest decreased $466,000 and $790,000 for the three and six months ended June 30, 2021, respectively, as compared to the same periods of 2020, due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $2,779,000 and $5,200,000 for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, primarily due to the operating properties acquired by the Company in 2020 and 2021 and the properties transferred from Development and value-add properties in 2020 and 2021, partially offset by operating properties sold in 2020.

The Company did not sell any properties during the six months ended June 30, 2021 or 2020.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and six months ended June 30, 2021 and 2020 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2021	2020	2021	2020
		(In thousands)
Upgrade on Acquisitions	40 yrs	$109	141	154	165
Tenant Improvements:
New Tenants	Lease Life	2,525	2,712	5,167	5,756
Renewal Tenants	Lease Life	1,507	676	2,184	2,005
Other:
Building Improvements	5-40 yrs	1,621	772	3,404	1,990
Roofs	5-15 yrs	3,047	2,645	6,062	3,582
Parking Lots	3-5 yrs	169	313	431	349
Other	5 yrs	532	6	693	353
Total Real Estate Improvements (1)		$9,510	7,265	18,095	14,200

(1)Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Total Real Estate Improvements	$18,095	14,200
Change in Real Estate Property Payables	735	178
Change in Construction in Progress	(736)	3,789
Real Estate Improvements on the Consolidated Statements of Cash Flows	$18,094	18,167

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2021 and 2020 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2021	2020	2021	2020
		(In thousands)
Development and Value-Add	Lease Life	$4,731	754	7,559	2,517
New Tenants	Lease Life	2,808	1,194	7,155	2,221
Renewal Tenants	Lease Life	1,586	809	3,540	3,742
Total Capitalized Leasing Costs (1)		$9,125	2,757	18,254	8,480
Amortization of Leasing Costs		$4,184	3,385	7,919	6,854
(1)Reconciliation of Total Capitalized Leasing Costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Total Capitalized Leasing Costs	$18,254	8,480
Change in Leasing Commissions Payables	(1,441)	(405)
Leasing Commissions on the Consolidated Statements of Cash Flows	$16,813	8,075

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

The Company did not classify any properties as held for sale as of June 30, 2021 and December 31, 2020.

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

There were no sales during the six months ended June 30, 2021 or 2020.

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

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $137,675,000 for the six months ended June 30, 2021.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt and proceeds from common stock offerings.  The Company distributed $63,403,000 in common stock dividends during the six months ended June 30, 2021.  Other primary uses of cash were for repayments on unsecured bank credit facilities and secured debt, the construction and development of properties, purchases of real estate, leasing commissions and capital improvements at various properties.

Total debt at June 30, 2021 and December 31, 2020 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$—	125,000
Unamortized debt issuance costs	(2,437)	(806)
Unsecured bank credit facilities, net of debt issuance costs	(2,437)	124,194

Unsecured debt - fixed rate, carrying amount (1)	1,285,000	1,110,000
Unamortized debt issuance costs	(2,562)	(2,292)
Unsecured debt, net of debt issuance costs	1,282,438	1,107,708

Secured debt - fixed rate, carrying amount (1)	36,162	79,096
Unamortized debt issuance costs	(34)	(103)
Secured debt, net of debt issuance costs	36,128	78,993

Total debt, net of debt issuance costs	$1,316,129	1,310,895

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Until June 29, 2021, EastGroup had $350 million and $45 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2022. The Company amended and restated these credit facilities on June 29, 2021, expanding the capacity to $425 million and $50 million, as detailed below.

The $425 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and a $325 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of June 30, 2021 was LIBOR plus 77.5 basis points, which equated to 0.876%, with an annual facility fee of 15 basis points. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company's $50 million unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425 million facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2021, was LIBOR plus 77.5 basis points, which equated to 0.876%, with an annual facility fee of 15 basis points.

For both facilities, the margin and facility fee are subject to changes in the Company's credit ratings. Although the Company’s current credit rating is Baa2, given the strength of the Company’s key credit metrics, initial pricing for the credit facilities is based on the BBB+/Baa1 credit ratings level. This favorable pricing level will be retained provided that the Company’s consolidated leverage ratio, as defined in the applicable agreements, remains less than 32.5%. The facilities also include a sustainability-linked pricing component pursuant to which, if the Company meets certain sustainability performance targets, the applicable interest margin will be reduced by one basis point.

The Company had no amounts outstanding on its unsecured bank credit facilities as of June 30, 2021.

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

In March 2021, the Company closed a $50 million senior unsecured term loan with a four-year term and interest only payments, which bears interest at the annual rate of LIBOR plus an applicable margin (1.00% as of June 30, 2021 and July 27, 2021) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 1.55%.

In March 2021, EastGroup repaid (with no penalty) a mortgage loan with a balance of $40.8 million, an interest rate of 4.75% and an original maturity date of June 5, 2021.

In June 2021, the Company closed on the private placement of $125 million of senior unsecured notes with a fixed interest rate of 2.74% and a 10-year term. The notes dated April 8, 2021, were issued and sold on June 10, 2021 and will require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

On December 20, 2019, EastGroup entered into sales agreements with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; and Wells Fargo Securities, LLC in connection with the establishment of a new continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time. As of July 28, 2021, the Company has sold an aggregate of 1,397,639 shares of common stock with gross proceeds of $198,938,000 under the sales agency financing agreements, and EastGroup may offer and sell additional shares of its common stock with an aggregate gross sales price of up to $551,062,000 through the sales agents.

During the six months ended June 30, 2021, EastGroup issued and sold 687,715 shares of common stock under its continuous common equity offering program at an average price of $152.68 per share with gross proceeds to the Company of $105,000,000. The Company incurred offering-related costs of $1,197,000 during the six months, resulting in net proceeds to the Company of $103,803,000.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2020, did not materially change during the six months ended June 30, 2021, except for the changes in Unsecured bank credit facilities, net of debt issuance costs, Unsecured debt, net of debt issuance costs and Secured debt, net of debt issuance costs discussed above.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 14 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of June 30, 2021.

	July – December 2021	2022	2023	2024	2025		Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	—	—	(1)	—	—	—	(2)
Weighted average interest rate	—	—	—	—	0.88%	(3)	—	0.88%
Unsecured debt - fixed rate (in thousands)	$40,000	75,000	115,000	120,000	145,000		790,000	1,285,000	1,326,729	(4)
Weighted average interest rate	2.34%	3.03%	2.96%	3.47%	3.12%		3.08%	3.08%
Secured debt - fixed rate (in thousands)	$1,350	32,770	119	122	128		1,673	36,162	36,675	(4)
Weighted average interest rate	4.08%	4.09%	3.85%	3.85%	3.85%		3.85%	4.08%

(1)The variable-rate unsecured bank credit facilities mature in July 2025 and as of June 30, 2021, have zero drawn on both the $425 million unsecured bank credit facility and the $50 million unsecured bank credit facility.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of June 30, 2021.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of June 30, 2021, it does not consider those exposures or positions that could arise after that date.  Based on the weighted average balance for the six months ended June 30, 2021, if the weighted average interest rate on the variable rate unsecured bank credit facilities changes by 10% or approximately 9 basis points, interest expense and cash flows would increase or decrease by approximately $96,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s second fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.EXHIBITS.

Exhibits
The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of EastGroup Properties, Inc. (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 28, 2021).
3.2	Amended and Restated Bylaws of EastGroup Properties, Inc. (incorporated by reference to exhibit 3.2 of the Company’s Current Report on Form 8-K filed May 28, 2021).
10.1
Fifth Amended and Restated Credit Agreement Dated June 29, 2021 among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Administrative Agent; Regions Bank, as Syndication Agent, Wells Fargo Bank, National Association, Bank of America, N.A. and U.S. Bank National Association, as Co-Documentation Agents; PNC Capital Markets LLC as Sustainability Agent; PNC Capital Markets LLC and Regions Capital Markets, as Joint Lead Arrangers and Joint Bookrunners and the Lenders party thereto (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 1, 2021).

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

Date:  July 28, 2021

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer