Form 10-Q
period 2021-09-30
EASTGROUP PROPERTIES INC
filed 2021-10-27
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of October 26, 2021 was 40,684,273.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I.  FINANCIAL INFORMATION.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Real estate properties	$3,484,743	3,159,497
Development and value-add properties	352,344	359,588
	3,837,087	3,519,085
Less accumulated depreciation	(1,031,027)	(955,328)
	2,806,060	2,563,757
Unconsolidated investment	7,111	7,446
Cash	247	21
Other assets	171,592	149,579
TOTAL ASSETS	$2,985,010	2,720,803

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$58,719	124,194
Unsecured debt, net of debt issuance costs	1,242,430	1,107,708
Secured debt, net of debt issuance costs	35,466	78,993
Accounts payable and accrued expenses	149,979	69,573
Other liabilities	78,676	69,817
Total Liabilities	1,565,270	1,450,285

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 40,684,273 shares issued and outstanding at September 30, 2021 and 39,676,828 at December 31, 2020	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,765,748	1,610,053
Distributions in excess of earnings	(344,378)	(329,667)
Accumulated other comprehensive loss	(2,476)	(10,752)
Total Stockholders’ Equity	1,418,898	1,269,638
Noncontrolling interest in joint ventures	842	880
Total Equity	1,419,740	1,270,518
TOTAL LIABILITIES AND EQUITY	$2,985,010	2,720,803

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES
Income from real estate operations	$104,584	92,000	302,063	270,077
Other revenue	13	12	40	278
	104,597	92,012	302,103	270,355
EXPENSES
Expenses from real estate operations	29,644	26,325	85,521	77,505
Depreciation and amortization	32,263	29,211	93,925	85,673
General and administrative	3,559	3,714	12,081	11,020
Indirect leasing costs	133	248	597	522
	65,599	59,498	192,124	174,720
OTHER INCOME (EXPENSE)
Interest expense	(8,416)	(8,347)	(24,873)	(25,150)
Other	210	244	621	711
NET INCOME	30,792	24,411	85,727	71,196
Net income attributable to noncontrolling interest in joint ventures	(21)	(10)	(59)	(14)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	30,771	24,401	85,668	71,182
Other comprehensive income (loss) - interest rate swaps	1,325	1,362	8,276	(16,252)
TOTAL COMPREHENSIVE INCOME	$32,096	25,763	93,944	54,930
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.76	0.62	2.14	1.82
Weighted average shares outstanding	40,434	39,338	40,058	39,077
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.76	0.62	2.13	1.82
Weighted average shares outstanding	40,567	39,450	40,165	39,168

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the nine months ended September 30, 2021:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2020	$4	1,610,053	(329,667)	(10,752)	880	1,270,518
Net income	—	—	27,339	—	18	27,357
Net unrealized change in fair value of interest rate swaps	—	—	—	8,214	—	8,214
Common dividends declared – $0.79 per share	—	—	(31,672)	—	—	(31,672)
Stock-based compensation, net of forfeitures	—	2,147	—	—	—	2,147
Issuance of 317,538 shares of common stock, common stock offering, net of expenses	—	44,485	—	—	—	44,485
Withheld 30,252 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,240)	—	—	—	(4,240)
Net distributions to noncontrolling interest	—	—	—	—	(11)	(11)
BALANCE, MARCH 31, 2021	4	1,652,445	(334,000)	(2,538)	887	1,316,798
Net income	—	—	27,558	—	20	27,578
Net unrealized change in fair value of interest rate swaps	—	—	—	(1,263)	—	(1,263)
Common dividends declared – $0.79 per share	—	—	(31,981)	—	—	(31,981)
Stock-based compensation, net of forfeitures	—	2,893	—	—	—	2,893
Issuance of 370,177 shares of common stock, common stock offering, net of expenses	—	59,318	—	—	—	59,318
Net distributions to noncontrolling interest	—	5	—	—	(17)	(12)
BALANCE, JUNE 30, 2021	4	1,714,661	(338,423)	(3,801)	890	1,373,331
Net income	—	—	30,771	—	21	30,792
Net unrealized change in fair value of interest rate swaps	—	—	—	1,325	—	1,325
Common dividends declared – $0.90 per share	—	—	(36,726)	—	—	(36,726)
Stock-based compensation, net of forfeitures	—	2,461	—	—	—	2,461
Issuance of 278,893 shares of common stock, common stock offering, net of expenses	—	48,626	—	—	—	48,626
Net distributions to noncontrolling interest	—	—	—	—	(69)	(69)
BALANCE, SEPTEMBER 30, 2021	$4	1,765,748	(344,378)	(2,476)	842	1,419,740
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

For the nine months ended September 30, 2020:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2019	$4	1,514,055	(316,302)	2,807	1,765	1,202,329
Net income	—	—	23,297	—	1	23,298
Net unrealized change in fair value of interest rate swaps	—	—	—	(15,790)	—	(15,790)
Common dividends declared – $0.75 per share	—	—	(29,366)	—	—	(29,366)
Stock-based compensation, net of forfeitures	—	1,781	—	—	—	1,781
Issuance of 105,837 shares of common stock, common stock offering, net of expenses	—	14,734	—	—	—	14,734
Withheld 33,963 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,589)	—	—	—	(4,589)
Net distributions to noncontrolling interest	—	—	—	—	(34)	(34)
BALANCE, MARCH 31, 2020	4	1,525,981	(322,371)	(12,983)	1,732	1,192,363
Net income	—	—	23,484	—	3	23,487
Net unrealized change in fair value of interest rate swaps	—	—	—	(1,824)	—	(1,824)
Common dividends declared – $0.75 per share	—	—	(29,551)	—	—	(29,551)
Stock-based compensation, net of forfeitures	—	2,694	—	—	—	2,694
Issuance of 243,621 shares of common stock, common stock offering, net of expenses	—	29,647	—	—	—	29,647
Net distributions to noncontrolling interest	—	—	—	—	(19)	(19)
BALANCE, JUNE 30, 2020	4	1,558,322	(328,438)	(14,807)	1,716	1,216,797
Net income	—	—	24,401	—	10	24,411
Net unrealized change in fair value of interest rate swaps	—	—	—	1,362	—	1,362
Common dividends declared –$0.79 per share	—	—	(31,322)	—	—	(31,322)
Stock-based compensation, net of forfeitures	—	2,036	—	—	—	2,036
Issuance of 238,086 shares of common stock, common stock offering, net of expenses	—	31,362	—	—	—	31,362
Net distributions to noncontrolling interest	—	—	—	—	(28)	(28)
BALANCE, SEPTEMBER 30, 2020	$4	1,591,720	(335,359)	(13,445)	1,698	1,244,618

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$85,727	71,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,925	85,673
Stock-based compensation expense	5,840	5,033
Gain on casualties and involuntary conversion on real estate assets	—	(161)
Changes in operating assets and liabilities:
Accrued income and other assets	(2,688)	944
Accounts payable, accrued expenses and prepaid rent	57,099	15,642
Other	1,263	1,280
NET CASH PROVIDED BY OPERATING ACTIVITIES	241,166	179,607
INVESTING ACTIVITIES
Development and value-add properties	(189,955)	(129,997)
Purchases of real estate	(104,006)	(6,231)
Real estate improvements	(26,749)	(25,536)
Leasing commissions	(22,791)	(12,741)
Proceeds from casualties and involuntary conversion on real estate assets	—	242
Repayments on mortgage loans receivable	—	21
Changes in accrued development costs	22,130	(1,901)
Changes in other assets and other liabilities	856	(13,539)
NET CASH USED IN INVESTING ACTIVITIES	(320,515)	(189,682)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	316,893	423,270
Repayments on unsecured bank credit facilities	(380,877)	(458,506)
Proceeds from unsecured debt	175,000	100,000
Repayments on unsecured debt	(40,000)	(30,000)
Repayments on secured debt	(43,591)	(6,733)
Debt issuance costs	(2,647)	(596)
Distributions paid to stockholders (not including dividends accrued)	(95,240)	(88,558)
Proceeds from common stock offerings	154,371	75,743
Other	(4,334)	(4,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,575	9,870
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	226	(205)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21	224
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$247	19
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $6,686 and $7,562 for 2021 and 2020, respectively	$21,599	24,220
Cash paid for operating lease liabilities	1,133	1,099
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$13,056	495

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

As of September 30, 2021 and December 31, 2020, EastGroup held a controlling interest in two joint venture arrangements. In 2019, the Company acquired 6.5 acres of land in San Diego, known by the Company as the Miramar land. Also in 2019, the Company acquired 41.6 acres of land in San Diego, known by the Company as the Otay Mesa land. During the nine months ended September 30, 2021, EastGroup began construction of a 519,000 square foot building on the Otay Mesa land, known by the Company as Speed Distribution Center. As of both September 30, 2021 and December 31, 2020, EastGroup had a 95% controlling interest in the Miramar land and a 99% controlling interest in Speed Distribution Center.

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

(4)LEASE REVENUE
The Company’s primary revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Lease income — operating leases	$78,040	68,528	225,780	201,284
Variable lease income (1)	26,544	23,472	76,283	68,793
Income from real estate operations	$104,584	92,000	302,063	270,077

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the nine month periods ended September 30, 2021 and 2020, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $26,599,000 and $77,604,000 for the three and nine months ended September 30, 2021, respectively, and $24,087,000 and $70,989,000 for the same periods in 2020.

The Company’s Real estate properties and Development and value-add properties at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Real estate properties:
Land	$533,792	502,739
Buildings and building improvements	2,365,115	2,120,731
Tenant and other improvements	562,785	524,954
Right of use assets — Ground leases (operating) (1)	23,051	11,073
Development and value-add properties (2)	352,344	359,588
	3,837,087	3,519,085
Less accumulated depreciation	(1,031,027)	(955,328)
	$2,806,060	2,563,757

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

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2020 and the first nine months of 2021 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2020 and 2021 acquisitions.

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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases, and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease.  The amounts allocated to above and below market lease intangibles are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  Factors considered by management in the allocation include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  These intangible assets are included in Other assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.

Amortization expense for in-place lease intangibles was $1,647,000 and $4,385,000 for the three and nine months ended September 30, 2021, respectively, and $1,342,000 and $4,048,000 for the same periods in 2020. Amortization of above and below market lease intangibles increased rental income by $230,000 and $704,000 for the three and nine months ended September 30, 2021, respectively, and $332,000 and $1,078,000 for the same periods in 2020.

During the nine months ended September 30, 2021, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2021	Location	Size	Date Acquired	Cost
		(Square feet)		(In thousands)
Operating properties acquired (1)
Southpark Distribution Center 2	Phoenix, AZ	79,000	06/10/2021	$9,177
DFW Global Logistics Centre	Dallas, TX	611,000	08/26/2021	89,829
Progress Center 3	Atlanta, GA	50,000	09/23/2021	5,000
Total operating property acquisitions		740,000		104,006

Value-add properties acquired (2)
Access Point 1	Greenville, SC	156,000	01/15/2021	10,501
Northpoint 200	Atlanta, GA	79,000	01/21/2021	6,516
Access Point 2	Greenville, SC	159,000	05/19/2021	10,743
Cherokee 75 Business Center 2	Atlanta, GA	105,000	06/17/2021	8,837
Total value-add property acquisitions		499,000		36,597

Total acquired assets		1,239,000		$140,603
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the consideration paid for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the nine months ended September 30, 2021.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2021	Cost
(In thousands)
Land	$6,596
Buildings and building improvements	127,709
Tenant and other improvements	1,969
Right of use assets — Ground leases (operating)	12,708
Total real estate properties acquired	148,982
In-place lease intangibles (1)	5,763
Above market lease intangibles (1)	5
Below market lease intangibles (2)	(1,439)
Operating lease liabilities — Ground leases (3)	(12,708)
Total assets acquired, net of liabilities assumed	$140,603
(1)In-place lease intangibles and above market lease intangibles are each included in Other assets on the Consolidated Balance Sheets. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
(2)Below market lease intangibles are included in Other liabilities on the Consolidated Balance Sheets. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
(3)Operating lease liabilities - Ground leases are included in Other liabilities on the Consolidated Balance Sheets.

The leases in the properties acquired during the nine months ended September 30, 2021 had a weighted average remaining lease term at acquisition of approximately 2.8 years.

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

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2020	Cost
(In thousands)
Land	$23,565
Buildings and building improvements	42,024
Tenant and other improvements	7,971
Total real estate properties acquired	73,560
In-place lease intangibles (1)	3,257
Above market lease intangibles (1)	104
Below market lease intangibles (2)	(403)
Total assets acquired, net of liabilities assumed	$76,518
(1)In-place lease intangibles and above market lease intangibles are each included in Other assets on the Consolidated Balance Sheets. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.
(2)Below market lease intangibles are included in Other liabilities on the Consolidated Balance Sheets. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

The leases in the properties acquired during the year ended December 31, 2020 had a weighted average remaining lease term at acquisition of approximately 3.9 years.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three and nine month periods ended September 30, 2021 and 2020.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of September 30, 2021 and December 31, 2020.

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

The Company had no sales during the nine months ended September 30, 2021 or 2020.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Leasing costs (principally commissions)	$110,986	95,914
Accumulated amortization of leasing costs	(40,713)	(38,371)
Leasing costs (principally commissions), net of accumulated amortization	70,273	57,543

Acquired in-place lease intangibles	29,606	28,107
Accumulated amortization of acquired in-place lease intangibles	(13,674)	(13,554)
Acquired in-place lease intangibles, net of accumulated amortization	15,932	14,553

Acquired above market lease intangibles	1,815	1,825
Accumulated amortization of acquired above market lease intangibles	(1,399)	(1,231)
Acquired above market lease intangibles, net of accumulated amortization	416	594

Straight-line rents receivable	49,919	43,079
Accounts receivable	5,535	6,064
Interest rate swap assets	511	—
Right of use assets — Office leases (operating)	2,108	2,131
Receivable for common stock offerings	—	1,942
Goodwill	990	990
Receivable for tenant improvement cost reimbursements	14,762	192
Prepaid expenses and other assets	11,146	22,491
Total Other assets	$171,592	149,579

(10) DEBT

The Company’s debt is detailed below.

	September 30, 2021	December 31, 2020
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$61,016	125,000
Unamortized debt issuance costs	(2,297)	(806)
Unsecured bank credit facilities, net of debt issuance costs	58,719	124,194

Unsecured debt - fixed rate, carrying amount (1)	1,245,000	1,110,000
Unamortized debt issuance costs	(2,570)	(2,292)
Unsecured debt, net of debt issuance costs	1,242,430	1,107,708

Secured debt - fixed rate, carrying amount (1)	35,490	79,096
Unamortized debt issuance costs	(24)	(103)
Secured debt, net of debt issuance costs	35,466	78,993

Total debt, net of debt issuance costs	$1,336,615	1,310,895

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

The $425 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and a $325 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2021, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2021, the Company had $45,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 0.861%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company's $50 million unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425 million facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2021, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2021, the interest rate was 0.855% on a balance of $16,016,000.

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

In March 2021, the Company closed a $50 million senior unsecured term loan with a four-year term and interest only payments, which bears interest at the annual rate of LIBOR plus an applicable margin (1.00% as of September 30, 2021) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 1.55%.

In March 2021, EastGroup repaid (with no penalty) a mortgage loan with a balance of $40.8 million, an interest rate of 4.75% and an original maturity date of June 5, 2021.

In June 2021, the Company closed on the private placement of $125 million of senior unsecured notes with a fixed interest rate of 2.74% and a 10-year term. The notes dated April 8, 2021, were issued and sold on June 10, 2021, and require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In July 2021, the Company repaid a $40 million unsecured term loan at maturity with an effectively fixed interest rate of 2.34%.

In September 2021, the Company closed on the refinance of a $100 million senior unsecured term loan with five years remaining. The amended term loan provides for interest only payments currently at an interest rate of LIBOR plus 85 basis points, based on the Company’s current credit ratings and consolidated leverage ratio, which is a 65 basis point reduction in the credit spread compared to the original term loan. The Company has an interest rate swap agreement which converts the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan, providing a total effective fixed interest rate of 2.10%. The term loan also includes a sustainability-linked pricing component pursuant to which, if the Company meets certain sustainability performance targets, the applicable interest margin will be reduced by one basis point.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs and Secured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of September 30, 2021, are as follows:

Years Ending December 31,	(In thousands)
2021 - Remainder of year	$678
2022	107,770
2023	115,119
2024	120,122
2025	145,128
2026 and beyond	791,673
Total	$1,280,490

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Property taxes payable	$46,949	3,524
Development costs payable	28,557	6,427
Real estate improvements and capitalized leasing costs payable	7,018	5,692
Interest payable	8,863	6,537
Dividends payable	37,816	32,677
Book overdraft (1)	13,230	5,176
Other payables and accrued expenses	7,546	9,540
Total Accounts payable and accrued expenses	$149,979	69,573

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Security deposits	$27,277	22,140
Prepaid rent and other deferred income	15,529	14,694
Operating lease liabilities — Ground leases	23,250	11,199
Operating lease liabilities — Office leases	2,157	2,167

Acquired below market lease intangibles	10,368	9,019
Accumulated amortization of below market lease intangibles	(6,964)	(6,168)
Acquired below market lease intangibles, net of accumulated amortization	3,404	2,851

Interest rate swap liabilities	2,987	10,752
Prepaid tenant improvement cost reimbursements	556	364
Other liabilities	3,516	5,650
Total Other liabilities	$78,676	69,817

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$(3,801)	(14,807)	(10,752)	2,807
Other comprehensive income (loss) - interest rate swaps	1,325	1,362	8,276	(16,252)
Balance at end of period	$(2,476)	(13,445)	(2,476)	(13,445)

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

As of September 30, 2021, the Company had five interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $3,342,000 will be reclassified from Other comprehensive income (loss) as an increase to Interest expense over the next twelve months.

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

As of September 30, 2021 and December 31, 2020, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of September 30, 2021	Notional Amount as of December 31, 2020
	(In thousands)
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	—	$40,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$50,000	—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of September 30, 2021		Derivatives As of December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$511	Other assets	$—
Interest rate swap liabilities	Other liabilities	2,987	Other liabilities	10,752

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$247	(75)	5,015	(18,647)
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	1,078	1,437	3,261	2,395

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $2,517,000 as of September 30, 2021.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$30,771	24,401	85,668	71,182
Denominator – weighted average shares outstanding	40,434	39,338	40,058	39,077
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$30,771	24,401	85,668	71,182
Denominator:
Weighted average shares outstanding	40,434	39,338	40,058	39,077
Unvested restricted stock	133	112	107	91
Total Shares	40,567	39,450	40,165	39,168

(16) STOCK-BASED COMPENSATION
EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation awards. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued.

The Compensation Committee of the Company’s Board of Directors (the “Committee”) approves long-term and annual equity compensation awards for the Company’s executive officers. The long-term compensation awards include components based on the Company’s total shareholder return over the upcoming three-year period and the employee’s continued service as of the vesting dates. The total shareholder return component is subject to bright-line tests that compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The Company

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
begins recognizing expense for these awards based on the grant date fair value of the awards which is determined using a simulation pricing model developed to specifically accommodate the unique features of the award. These market based awards are expensed on a straight-line basis over the requisite service period (75% vests at the end of the three-year performance period and 25% vests the following year). The long term awards subject only to continuing employment are expensed on a straight-line basis over the requisite service period. The annual equity compensation awards include components based on certain annual Company performance measures and individual annual performance goals over the upcoming year. The certain Company performance measures for 2021 are: (i) FFO per share, (ii) cash same property net operating income change, (iii) debt-to-EBITDAre ratio, and (iv) fixed charge coverage. The Company begins recognizing expense for its estimate of the shares that could be earned pursuant to these awards on the grant date; the expense is adjusted to estimated performance levels during the performance period and to actual upon the determination of the awards. The shares are expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period. Any shares issued pursuant to the individual annual performance goals are determined by the Committee in its discretion following the performance period. The Company begins recognizing the expense for the shares on the grant date and will expense on a straight-line basis over the remaining service period. Equity compensation is also awarded to the Company’s non-executive officers and directors, which are subject to service only conditions and expensed on a straight-line basis over the required service period.

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

Stock-based compensation cost for employees was $2,458,000 and $6,791,000 for the three and nine months ended September 30, 2021, of which $632,000 and $1,661,000 were capitalized as part of the Company’s development costs. For the three and nine months ended September 30, 2020, stock-based compensation cost for employees was $1,945,000 and $5,617,000, of which $424,000 and $1,478,000 were capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $3,000 and $710,000 for the three and nine months ended September 30, 2021, respectively, and $91,000 and $894,000 for the same periods in 2020.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the nine months ended September 30, 2021, the Company withheld 30,252 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the nine months ended September 30, 2021 was $7,682,000. As of the vesting dates, the aggregate fair value of shares that vested during the nine months ended September 30, 2021 was $10,343,000.

	Three Months Ended		Nine Months Ended
Award Activity:	September 30, 2021		September 30, 2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	97,134	$111.44	113,403	$100.89
Granted (1) (2)	9,200	168.35	66,623	115.30
Forfeited	—	—	—	—
Vested	(122)	102.30	(73,814)	91.61
Unvested at end of period	106,212	$116.38	106,212	$116.38

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$247	247	21	21
Interest rate swap assets	511	511	—	—
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	61,016	61,026	125,000	124,820
Unsecured debt (2)	1,245,000	1,293,658	1,110,000	1,141,803
Secured debt (2)	35,490	35,874	79,096	80,435
Interest rate swap liabilities	2,987	2,987	10,752	10,752
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

(18) RISKS AND UNCERTAINTIES
The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance due to the current coronavirus (“COVID-19”) pandemic or other general economic conditions, it may affect the Company’s ability to make distributions to its shareholders, service debt, or meet other financial obligations. Although COVID-19 has had an overall minimal impact on the Company in 2020 and during the first nine months of 2021, EastGroup remains unable to predict any future impact that it may have on its business, financial condition, results of operations and cash flows.

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

(21) SUBSEQUENT EVENTS
In October 2021, the Company repaid (with no penalty) a mortgage loan with a balance of $33.1 million, an interest rate of 4.09% and an original maturity date of January 5, 2022.
Subsequent to September 30, 2021, EastGroup acquired 157.7 acres of development land in Charlotte for $11.5 million. The Company plans to construct seven buildings totaling 1,107,000 square feet on the site, known by the Company as Skyway Logistics Park Land.
Also in October 2021, the Company acquired 8.8 acres of land in Austin for $4.0 million. The site is currently being leased through December 2022; however, once the lease expires, the Company plans to tear down the existing building and construct two buildings totaling 129,000 square feet.

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
•the duration and extent of the impact of the coronavirus (“COVID-19”) pandemic, including as a result of any COVID-19 variants or as affected by the efficacy of COVID-19 vaccines, and any related lockdowns or other orders on our business operations or the business operations of our tenants (including their ability to timely make rent payments) and the economy generally;
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
•our ability to retain our credit agency ratings;
•our ability to comply with applicable financial covenants;
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

The COVID-19 pandemic has not had a substantially disruptive effect on EastGroup’s operations, occupancy or rent collections to date. However, EastGroup cannot predict the severity and duration of the economic uncertainty related to the pandemic, and the pandemic’s effect on EastGroup’s customers and on the Company’s business, future financial condition and operating results cannot be predicted with certainty at this time. We have received a limited number of, and may in the future receive additional, rent relief requests from our tenants. As of September 30, 2021, we do not believe that these rent relief requests will have a material impact on our rental revenues. The discussions below, including without limitation with respect to liquidity, are subject to the future effects of the COVID-19 pandemic and the related actions to curb its spread, which continue to evolve.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. During the three months ended September 30, 2021, EastGroup issued 278,893 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $48.6 million. During the nine months ended September 30, 2021, EastGroup issued 966,608 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $152.4 million. Also during the nine months ended September 30, 2021, the Company closed a $50 million senior unsecured term loan with an effective fixed interest rate of 1.55% and the private placement of $125 million of senior unsecured notes with a fixed interest rate of 2.74%. The Company amended and restated its two unsecured bank credit facilities on June 29, 2021, expanding the capacity from $350 million and $45 million with maturity dates of July 30, 2022 to $425 million and $50 million, respectively, with maturity dates of July 30, 2025. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During the nine months ended September 30, 2021, EastGroup executed new and renewal leases on 7,311,000 square feet (15.7% of EastGroup’s total square footage of 46,522,000). For new and renewal leases signed during first nine months of 2021, average rental rates increased by 31.1% as compared to the former leases on the same spaces.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2020 through September 30, 2021), increased 6.4% for the nine months ended September 30, 2021 as compared to the same period in 2020.

EastGroup’s portfolio was 98.8% leased and 97.6% occupied as of September 30, 2021, compared to 97.8% and 96.4%, respectively, at September 30, 2020.  As of October 26, 2021, the portfolio was 98.7% leased and 97.1% occupied. Leases scheduled to expire for the remainder of 2021 were 3.2% of the portfolio on a square foot basis at September 30, 2021, and this percentage was reduced to 2.6% as of October 26, 2021.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the nine months ended September 30, 2021, EastGroup acquired four value-add properties containing 499,000 square feet in Greenville and Atlanta for $36.6 million. EastGroup also acquired 101 acres of development land in Austin, Atlanta, and Greenville for $11.9 million. During the same period, the Company began construction of 16 development projects containing

2,629,000 square feet in Orlando, Tampa, Miami, Fort Myers, Dallas, Austin, Houston, San Antonio, El Paso, San Diego, Atlanta and Charlotte.  EastGroup also transferred 13 development projects and value-add acquisitions (1,928,000 square feet) in Miami, Fort Myers, Dallas, Austin, Houston, San Antonio, Phoenix, Los Angeles and Atlanta from its development and value-add program to real estate properties, with costs of $197.0 million at the date of transfer.  As of September 30, 2021, EastGroup’s development and value-add program consisted of 23 projects (3,941,000 square feet) located in 15 cities.  The projected total investment for the development and value-add projects, which were collectively 41% leased as of October 26, 2021, is $447 million, of which $197 million remained to be funded as of September 30, 2021.

During the nine months ended September 30, 2021, EastGroup acquired 740,000 square feet of operating properties in Phoenix, Dallas and Atlanta for $104.0 million.

There were no property sales during the nine months ended September 30, 2021.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and nine months ended September 30, 2021, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2020 through September 30, 2021. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis. It is calculated on a lease-by-lease basis by averaging the customers’ rent payments over the life of each individual lease.

FFO and PNOI are supplemental industry reporting measurements used to evaluate the performance of the Company’s investments in real estate assets and its operating results. The Company believes that the exclusion of depreciation and amortization in the calculations of PNOI and FFO provides supplemental indicators of the properties’ performance since real estate values have historically risen or fallen with market conditions.  PNOI and FFO as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other real estate investment trusts (“REITs”).  Investors should be aware that items excluded from or added back to FFO are significant components in understanding and assessing the Company’s financial performance. These non-GAAP figures should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.

PNOI was calculated as follows for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Income from real estate operations	$104,584	92,000	302,063	270,077
Expenses from real estate operations	(29,644)	(26,325)	(85,521)	(77,505)
Noncontrolling interest in PNOI of consolidated joint ventures	(15)	(46)	(46)	(130)
PNOI from 50% owned unconsolidated investment	242	242	717	728
PROPERTY NET OPERATING INCOME (“PNOI”)	$75,167	65,871	217,213	193,170

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
NET INCOME	$30,792	24,411	85,727	71,196
Interest income	(2)	(36)	(6)	(86)
Other revenue	(13)	(12)	(40)	(278)
Indirect leasing costs	133	248	597	522
Depreciation and amortization	32,263	29,211	93,925	85,673
Company’s share of depreciation from unconsolidated investment	34	34	102	103
Interest expense	8,416	8,347	24,873	25,150
General and administrative expense	3,559	3,714	12,081	11,020
Noncontrolling interest in PNOI of consolidated joint ventures	(15)	(46)	(46)	(130)
PROPERTY NET OPERATING INCOME (“PNOI”)	75,167	65,871	217,213	193,170
PNOI from 2020 and 2021 acquisitions	(1,447)	(129)	(2,903)	(300)
PNOI from 2020 and 2021 development and value-add properties	(7,184)	(3,367)	(18,501)	(8,210)
PNOI from 2020 operating property dispositions	—	(282)	—	(826)
Other PNOI	77	65	178	169
SAME PNOI	66,613	62,158	195,987	184,003
Net lease termination fee income from same properties	(353)	(192)	(947)	(661)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$66,260	61,966	195,040	183,342

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$30,771	24,401	85,668	71,182
Depreciation and amortization	32,263	29,211	93,925	85,673
Company’s share of depreciation from unconsolidated investment	34	34	102	103
Depreciation and amortization from noncontrolling interest	—	(35)	—	(114)
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$63,068	53,611	179,695	156,844
Net income attributable to common stockholders per diluted share	$0.76	0.62	$2.13	1.82
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$1.55	1.36	$4.47	4.00
Diluted shares for earnings per share and funds from operations	40,567	39,450	40,165	39,168

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  For the three months ended September 30, 2021, FFO was $1.55 per share compared with $1.36 per share for the same period of 2020, an increase of 14.0%. For the nine months ended September 30, 2021, FFO was $4.47 per share compared with $4.00 per share for the same period of 2020, an increase of 11.8%.

•For the three months ended September 30, 2021, PNOI increased by $9,296,000, or 14.1%, compared to the same period in 2020. PNOI increased $4,455,000 from same property operations, $3,817,000 from newly developed and value-add properties and $1,318,000 from 2020 and 2021 acquisitions; PNOI decreased $282,000 from operating properties sold in 2020.

For the nine months ended September 30, 2021, PNOI increased by $24,043,000, or 12.4%, compared to the same period in 2020. PNOI increased $11,984,000 from same property operations, $10,291,000 from newly developed and value-add properties and $2,603,000 from 2020 and 2021 acquisitions; PNOI decreased $826,000 from operating properties sold in 2020.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through September 30, 2021). Same PNOI, excluding income from lease terminations, increased 6.9% and 6.4% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through September 30, 2021). Same property average occupancy was 97.7% for the three months ended September 30, 2021, compared to 97.0% for the same period of 2020. Same property average occupancy was 97.5% for the nine months ended September 30, 2021, compared to 96.9% for the same period of 2020.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2021 was 97.6%.  Quarter-end occupancy ranged from 96.4% to 97.3% over the previous four quarters ended September 30, 2020 to June 30, 2021.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.9% of total square footage) averaged 37.4% for the three months ended September 30, 2021. For the nine months ended September 30, 2021, rental rate increases on new and renewal leases (15.7% of total square footage) averaged 31.1%.

•Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and nine months ended September 30, 2021 was $353,000 and $947,000, respectively, compared to $192,000 and $661,000 for the same periods of 2020.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net recoveries for uncollectible rent of $256,000 and $346,000 for the three and nine months ended September 30, 2021, respectively, compared to net reserves for uncollectible rent of $446,000 and $1,666,000 for the same periods of 2020. We evaluate the collectibility of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant's payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the three and nine months ended September 30, 2021 and also evaluated all deferred rent related to the COVID-19 pandemic for collectibility.

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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease.  The amounts allocated to above and below market lease intangibles are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  These intangible assets are included in Other assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.

The significance of this accounting policy will fluctuate given the transaction activity during the period.

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

FINANCIAL CONDITION
EastGroup’s Total Assets were $2,985,010,000 at September 30, 2021, an increase of $264,207,000 from December 31, 2020.  Total Liabilities increased $114,985,000 to $1,565,270,000, and Total Equity increased $149,222,000 to $1,419,740,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real Estate Properties
Real estate properties increased $325,246,000 during the nine months ended September 30, 2021, primarily due to: (i) the transfer of 13 projects from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (ii) operating property acquisitions; (iii) capital improvements at the Company’s properties; and (iv) right of use assets for the Company’s ground leases. These increases were partially offset by the transfer of land costs from Real estate properties to Development and value-add properties.

During the nine months ended September 30, 2021, the Company made capital improvements of $26,069,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $7,251,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During 2021, EastGroup acquired the following operating properties:

OPERATING PROPERTIES ACQUIRED IN 2021	Location	Size	Date Acquired	Cost
		(Square feet)		(In thousands)
Southpark Distribution Center 2	Phoenix, AZ	79,000	06/10/2021	$9,177
DFW Global Logistics Centre	Dallas, TX	611,000	08/26/2021	89,829
Progress Center 3	Atlanta, GA	50,000	09/23/2021	5,000
Total operating property acquisitions		740,000		$104,006

The Company had no stabilized operating property sales during the nine months ended September 30, 2021.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at September 30, 2021 consisted of projects in lease-up and under construction of $249,825,000 and prospective development (primarily land) of $102,519,000.  The Company’s total investment in Development and value-add properties at September 30, 2021 was $352,344,000 compared to $359,588,000 at December 31, 2020.  During the nine months ended September 30, 2021, EastGroup transferred 13 development and value-add projects to Real estate properties with a total investment of $196,961,000 as of the date of transfer. Total capital invested for development during the first nine months of 2021 was $189,955,000, which primarily consisted of costs of $148,483,000 and

$23,476,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $7,251,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $2,031,000 and $5,311,000 for the three and nine months ended September 30, 2021, respectively, compared to $1,447,000 and $5,052,000 for the same periods of 2020.

During 2021, EastGroup acquired the following value-add properties:

VALUE-ADD PROPERTIES ACQUIRED IN 2021	Location	Size	Date Acquired	Cost
		(Square feet)		(In thousands)
Access Point 1	Greenville, SC	156,000	01/15/2021	$10,501
Northpoint 200	Atlanta, GA	79,000	01/21/2021	6,516
Access Point 2	Greenville, SC	159,000	05/19/2021	10,743
Cherokee 75 Business Center 2	Atlanta, GA	105,000	06/17/2021	8,837
Total value-add property acquisitions		499,000		$36,597

During the nine months ended September 30, 2021, the Company acquired 101 acres of development land in Austin, Atlanta and Greenville for $11,910,000.

Costs associated with these acquisitions are included in the Development and Value-Add Properties Activity table.

		Costs Incurred					Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2021 (1)		For the Nine Months Ended 9/30/2021	Cumulative as of 9/30/2021	Projected Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Ridgeview 1 & 2, San Antonio, TX	226,000	$—		2,021	19,114	21,300	10/21
Gilbert Crossroads C & D, Phoenix, AZ	178,000	—		13,678	20,295	24,200	12/21
LakePort 1-3, Dallas, TX	194,000	—		3,351	23,132	25,300	12/21
Steele Creek 10, Charlotte, NC	162,000	—		6,523	10,757	12,600	12/21
Access Point 1, Greenville, SC (2)	156,000	—		12,388	12,388	12,600	01/22
Access Point 2, Greenville, SC (2)	159,000	—		11,302	11,302	12,400	05/22
Grand Oaks 75 3, Tampa, FL	136,000	2,198		7,843	10,041	12,000	09/22
Horizon West 2 & 3, Orlando, FL	210,000	5,505		11,059	16,564	18,200	09/22
Total Lease-Up	1,421,000	7,703		68,165	123,593	138,600
UNDER CONSTRUCTION
Speed Distribution Center, San Diego, CA	519,000	17,758	(3)	36,208	53,966	88,600	02/22
Steele Creek 8, Charlotte, NC	72,000	1,869		131	2,000	8,400	08/22
CreekView 9 & 10, Dallas, TX	145,000	4,350		3,221	7,571	17,200	12/22
Tri-County Crossing 5, San Antonio, TX	105,000	1,328		2,346	3,674	10,300	01/23
Basswood 1 & 2, Fort Worth, TX	237,000	—		7,393	12,147	22,100	02/23
Grand Oaks 75 4, Tampa, FL	185,000	3,313		373	3,686	17,900	02/23
SunCoast 12, Fort Myers, FL	79,000	960		1,143	2,103	8,000	02/23
Gateway 3, Miami, FL	133,000	6,791		2,170	8,961	19,100	04/23
Americas Ten 2, El Paso, TX	168,000	2,885		770	3,655	14,100	05/23
Tri-County Crossing 6, San Antonio, TX	124,000	1,576		943	2,519	9,900	05/23
45 Crossing, Austin, TX	177,000	—		12,680	12,680	26,200	06/23
McKinney 3 & 4, Dallas, TX	212,000	5,120		245	5,365	26,300	06/23
Ridgeview 3, San Antonio, TX	88,000	1,443		535	1,978	10,700	06/23
Grand West Crossing 1, Houston, TX	121,000	3,492		309	3,801	15,700	08/23
I-20 West Business Center, Atlanta, GA	155,000	1,803		323	2,126	14,200	10/23
Total Under Construction	2,520,000	52,688		68,790	126,232	308,700
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Fort Myers, FL	543,000	(960)		1,172	8,078
Miami, FL	243,000	(6,791)		697	14,202
Orlando, FL	1,278,000	(5,505)		3,262	25,435
Tampa, FL	32,000	(5,511)		613	825
Atlanta, GA	—	(1,803)		411	—
Jackson, MS	28,000	—		—	706
Charlotte, NC	250,000	(1,869)		205	2,661
Greenville, SC	400,000	—		1,685	1,685
Dallas, TX	349,000	(9,470)		1,556	14,964
El Paso, TX	—	(2,885)		298	—
Fort Worth, TX	652,000	—		582	15,132
Houston, TX	1,082,000	(3,492)		857	18,123
San Antonio, TX	55,000	(4,347)		190	708
Total Prospective Development	4,912,000	(42,633)		11,528	102,519
	8,853,000	$17,758		148,483	352,344
The Development and Value-Add Properties Activity table is continued on the following page.

		Costs Incurred
DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2021		Costs Transferred in 2021 (1)	For the Nine Months Ended 9/30/2021	Cumulative as of 9/30/2021		Building Conversion Date
		(In thousands)
	Building Size (Square feet)
Gilbert Crossroads A & B, Phoenix, AZ	140,000	$—	—	16,768		01/21
CreekView 7 & 8, Dallas, TX	137,000	—	1,099	17,658		03/21
Hurricane Shoals 3, Atlanta, GA	101,000	—	124	8,935		03/21
Northpoint 200, Atlanta, GA (2)	79,000	—	6,861	6,861		03/21
Rancho Distribution Center, Los Angeles, CA (2)	162,000	—	—	27,325		03/21
World Houston 44, Houston, TX	134,000	—	399	8,525		05/21
Gateway 4, Miami, FL	197,000	—	641	22,688		06/21
Interstate Commons 2, Phoenix, AZ (2)	142,000	—	50	12,291		06/21
Settlers Crossing 3 & 4, Austin, TX	173,000	—	2,477	19,981		06/21
SunCoast 7, Fort Myers, FL	77,000	—	276	7,649		06/21
Tri-County Crossing 3 & 4, San Antonio, TX	203,000	—	1,000	15,409		06/21
Cherokee 75 Business Center 2, Atlanta, GA (2)	105,000	—	9,052	9,052		07/21
Northwest Crossing 1-3, Houston, TX	278,000	—	1,497	23,819		09/21
Total Transferred to Real Estate Properties	1,928,000	$—	23,476	196,961	(4)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents value-add properties acquired by EastGroup.
(3) Represents costs transferred from Real estate properties during the year.
(4) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $75,699,000 during the nine months ended September 30, 2021, primarily due to depreciation expense.

Other Assets
Other assets increased $22,013,000 during the nine months ended September 30, 2021.  A summary of Other assets follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Leasing costs (principally commissions)	$110,986	95,914
Accumulated amortization of leasing costs	(40,713)	(38,371)
Leasing costs (principally commissions), net of accumulated amortization	70,273	57,543

Acquired in-place lease intangibles	29,606	28,107
Accumulated amortization of acquired in-place lease intangibles	(13,674)	(13,554)
Acquired in-place lease intangibles, net of accumulated amortization	15,932	14,553

Acquired above market lease intangibles	1,815	1,825
Accumulated amortization of acquired above market lease intangibles	(1,399)	(1,231)
Acquired above market lease intangibles, net of accumulated amortization	416	594

Straight-line rents receivable	49,919	43,079
Accounts receivable	5,535	6,064
Interest rate swap assets	511	—
Right of use assets — Office leases (operating)	2,108	2,131
Receivable for common stock offerings	—	1,942
Goodwill	990	990
Receivable for tenant improvement cost reimbursements	14,762	192
Prepaid expenses and other assets	11,146	22,491
Total Other assets	$171,592	149,579

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $65,475,000 during the nine months ended September 30, 2021, mainly due to repayments of $380,877,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $316,893,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs increased $134,722,000 during the nine months ended September 30, 2021, primarily due to the closing of a $50 million senior unsecured term loan in March, closing the private placement of $125 million of senior unsecured notes in June and the amortization of debt issuance costs, partially offset by the repayment of a $40 million term loan in July and new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Secured debt, net of debt issuance costs decreased $43,527,000 during the nine months ended September 30, 2021.  The decrease resulted from the repayment of a mortgage loan with a principal balance of $40,841,000 in March, regularly scheduled principal payments of $2,750,000 and amortization of premiums on Secured debt, net of debt issuance costs, partially offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses increased $80,406,000 during the nine months ended September 30, 2021.  A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Property taxes payable	$46,949	3,524
Development costs payable	28,557	6,427
Real estate improvements and capitalized leasing costs payable	7,018	5,692
Interest payable	8,863	6,537
Dividends payable	37,816	32,677
Book overdraft (1)	13,230	5,176
Other payables and accrued expenses	7,546	9,540
Total Accounts payable and accrued expenses	$149,979	69,573

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

Other liabilities increased $8,859,000 during the nine months ended September 30, 2021.  A summary of the Company’s Other liabilities follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Security deposits	$27,277	22,140
Prepaid rent and other deferred income	15,529	14,694
Operating lease liabilities — Ground leases	23,250	11,199
Operating lease liabilities — Office leases	2,157	2,167

Acquired below market lease intangibles	10,368	9,019
Accumulated amortization of below market lease intangibles	(6,964)	(6,168)
Acquired below market lease intangibles, net of accumulated amortization	3,404	2,851

Interest rate swap liabilities	2,987	10,752
Prepaid tenant improvement cost reimbursements	556	364
Other liabilities	3,516	5,650
Total Other liabilities	$78,676	69,817

Equity
Additional paid-in capital increased $155,695,000 during the nine months ended September 30, 2021, primarily due to the issuance of common stock under the Company’s continuous common equity offering program (as discussed in Liquidity and Capital Resources) and activity related to stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the nine months ended September 30, 2021, EastGroup issued 966,608 shares of common stock under its continuous common equity offering program with net proceeds to the Company of $152,429,000.

For the nine months ended September 30, 2021, Distributions in excess of earnings increased $14,711,000 as a result of dividends on common stock of $100,379,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $85,668,000.

Accumulated other comprehensive loss decreased $8,276,000 during the nine months ended September 30, 2021. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Note 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2021 was $30,771,000 ($0.76 per basic and diluted share) and $85,668,000 ($2.14 per basic share and $2.13 per diluted share), respectively, compared to $24,401,000 ($0.62 per basic and diluted share) and $71,182,000 ($1.82 per basic and diluted share) for the same periods in 2020. The following paragraphs explain the change:

•PNOI increased by $9,296,000 ($0.23 per diluted share), or 14.1%, for the three months ended September 30, 2021, as compared to the same period of 2020. PNOI increased $4,455,000 from same property operations, $3,817,000 from newly developed and value-add properties and $1,318,000 from 2020 and 2021 acquisitions; PNOI decreased $282,000 from operating properties sold in 2020. Lease termination fee income was $353,000 and $192,000 for the three month periods ended September 30, 2021 and 2020, respectively. The Company recorded net recoveries for uncollectible rent of $256,000 and net reserves for uncollectible rent of $446,000 for the three months ended September 30, 2021 and 2020, respectively. Straight-lining of rent increased Income from real estate operations by $2,550,000 and $904,000 for the three months ended September 30, 2021 and 2020, respectively.

PNOI increased by $24,043,000 ($0.60 per diluted share), or 12.4%, for the nine months ended September 30, 2021, as compared to the same period of 2020. PNOI increased $11,984,000 from same property operations, $10,291,000 from newly developed and value-add properties and $2,603,000 from 2020 and 2021 acquisitions; PNOI decreased $826,000 from operating properties sold in 2020. Lease termination fee income was $947,000 and $661,000 for the nine month periods ended September 30, 2021 and 2020, respectively. The Company recorded net recoveries for uncollectible rent of $346,000 and net reserves for uncollectible rent of $1,666,000 for the nine months ended September 30, 2021 and 2020, respectively. Straight-lining of rent increased Income from real estate operations by $6,536,000 and $3,734,000 for the nine months ended September 30, 2021 and 2020, respectively.

•There were no sales during the three and nine months ended September 30, 2021, or during the same periods of 2020.

•Depreciation and amortization expense increased by $3,052,000 ($0.08 per diluted share) and $8,252,000 ($0.21 per diluted share) during the three and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020.
EastGroup signed 41 leases with free rent concessions on 1,163,000 square feet during the three months ended September 30, 2021, with total free rent concessions of $1,710,000 over the lives of the leases. During the same period of 2020, the Company signed 56 leases with free rent concessions on 1,511,000 square feet with total free rent concessions of $2,710,000 over the lives of the leases.

During the nine months ended September 30, 2021, EastGroup signed 139 leases with free rent concessions on 4,452,000 square feet with total free rent concessions of $8,422,000 over the lives of the leases. During the same period of 2020, the Company signed 139 leases with free rent concessions on 3,792,000 square feet with total free rent concessions of $5,787,000 over the lives of the leases.

The Company’s percentage of leased square footage was 98.8% at September 30, 2021, compared to 97.8% at September 30, 2020.  Occupancy at September 30, 2021 was 97.6% compared to 96.4% at September 30, 2020.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through September 30, 2021). Same property average occupancy for the three and nine months ended September 30, 2021, was 97.7% and 97.5%, respectively, compared to 97.0% and 96.9%, for the same periods of 2020.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through September 30, 2021). The same property average rental rate was $6.62 and $6.49 per square foot for the three and nine months ended September 30, 2021, respectively, compared to $6.19 and $6.13 per square foot for the same periods of 2020.

Interest expense increased $69,000 for the three months ended September 30, 2021 and decreased $277,000 for the nine months ended September 30, 2021, compared to the same periods in 2020. The following table presents the components of Interest expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$67	212	(145)	659	1,528	(869)
Amortization of facility fees - unsecured bank credit facilities	180	198	(18)	571	591	(20)
Amortization of debt issuance costs - unsecured bank credit facilities	163	141	22	443	421	22
Total variable rate interest expense	410	551	(141)	1,673	2,540	(867)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	9,776	8,553	1,223	27,889	25,249	2,640
Secured debt interest (excluding amortization of debt issuance costs)	365	1,408	(1,043)	1,478	4,299	(2,821)
Amortization of debt issuance costs - unsecured debt	147	158	(11)	435	454	(19)
Amortization of debt issuance costs - secured debt	10	55	(45)	84	170	(86)
Total fixed rate interest expense	10,298	10,174	124	29,886	30,172	(286)
Total interest	10,708	10,725	(17)	31,559	32,712	(1,153)
Less capitalized interest	(2,292)	(2,378)	86	(6,686)	(7,562)	876
TOTAL INTEREST EXPENSE	$8,416	8,347	69	24,873	25,150	(277)

(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.
The Company’s variable rate interest expense decreased by $141,000 and $867,000 for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020 primarily due to decreases in the Company’s weighted average variable interest rates and average borrowings on its unsecured bank credit facilities as shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$31,380	72,083	(40,703)	81,136	105,811	(24,675)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	0.86%	1.17%		1.08%	1.93%

The Company’s fixed rate interest expense increased by $124,000 for the three months ended September 30, 2021 and decreased by $286,000 for the nine months ended September 30, 2021, as compared to the same periods in 2020 as a result of the unsecured debt and secured debt activity described below.

Interest expense from fixed rate unsecured debt increased by $1,223,000 and $2,640,000 during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increases resulted from the Company’s unsecured debt activity described below.

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

(1) The interest rate on this unsecured term loan is comprised of LIBOR plus 145 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.39% as of September 30, 2021. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(2) The interest rate on this unsecured term loan is comprised of LIBOR plus 100 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 1.55% as of September 30, 2021. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

The increase in interest expense from the new unsecured debt was partially offset by the repayment of the following unsecured debt during 2020 and 2021:

UNSECURED DEBT REPAID IN 2020 AND 2021	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$30 Million Senior Unsecured Notes	3.80%	08/28/2020	$30,000
$75 Million Senior Unsecured Term Loan	3.45%	12/21/2020	75,000
$40 Million Senior Unsecured Term Loan	2.34%	07/30/2021	40,000
Weighted Average/Total Amount for 2020 and 2021	3.22%		$145,000

The increase in interest expense from unsecured debt was offset by a decrease in secured debt interest expense. Interest expense from secured debt decreased by $1,043,000 and $2,821,000 during the three and nine month periods ended September 30, 2021, as compared to the same periods in 2020 as a result of regularly scheduled principal payments and the payoffs described in the table below. Regularly scheduled principal payments on secured debt were $2,750,000 during the nine months ended September 30, 2021. During the year ended December 31, 2020, regularly scheduled principal payments on secured debt were $8,436,000. The details of the secured debt repaid in 2020 and 2021 are shown in the following table:

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

EastGroup did not obtain any new secured debt during 2020 or the first nine months of 2021.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest decreased $86,000 and $876,000 for the three and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020, due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $3,052,000 and $8,252,000 for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, primarily due to the operating properties acquired by the Company in 2020 and 2021 and the properties transferred from Development and value-add properties in 2020 and 2021, partially offset by operating properties sold in 2020.

The Company did not sell any properties during the nine months ended September 30, 2021 or 2020.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and nine months ended September 30, 2021 and 2020 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2021	2020	2021	2020
		(In thousands)
Upgrade on Acquisitions	40 yrs	$214	117	368	282
Tenant Improvements:
New Tenants	Lease Life	3,349	3,114	8,516	8,870
Renewal Tenants	Lease Life	609	398	2,793	2,403
Other:
Building Improvements	5-40 yrs	1,521	1,195	4,925	3,185
Roofs	5-15 yrs	1,682	1,443	7,744	5,025
Parking Lots	3-5 yrs	439	90	870	439
Other	5 yrs	160	207	853	560
Total Real Estate Improvements (1)		$7,974	6,564	26,069	20,764

(1)Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Total Real Estate Improvements	$26,069	20,764
Change in Real Estate Property Payables	535	585
Change in Construction in Progress	145	4,187
Real Estate Improvements on the Consolidated Statements of Cash Flows	$26,749	25,536

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2021 and 2020 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2021	2020	2021	2020
		(In thousands)
Development and Value-Add	Lease Life	$1,369	1,356	8,928	3,873
New Tenants	Lease Life	2,073	2,164	9,228	4,385
Renewal Tenants	Lease Life	2,956	2,690	6,496	6,432
Total Capitalized Leasing Costs (1)		$6,398	6,210	24,652	14,690
Amortization of Leasing Costs		$4,017	3,782	11,936	10,636
(1)Reconciliation of Total Capitalized Leasing Costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Total Capitalized Leasing Costs	$24,652	14,690
Change in Leasing Commissions Payables	(1,861)	(1,949)
Leasing Commissions on the Consolidated Statements of Cash Flows	$22,791	12,741

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

The Company did not classify any properties as held for sale as of September 30, 2021 and December 31, 2020.

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

There were no sales during the nine months ended September 30, 2021 or 2020.

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

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $241,166,000 for the nine months ended September 30, 2021.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt and proceeds from common stock offerings.  The Company distributed $95,240,000 in common stock dividends during the nine months ended September 30, 2021.  Other primary uses of cash were for repayments on unsecured bank credit facilities, unsecured debt and secured debt, the construction and development of properties, purchases of real estate, capital improvements at various properties and leasing commissions.

Total debt at September 30, 2021 and December 31, 2020 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$61,016	125,000
Unamortized debt issuance costs	(2,297)	(806)
Unsecured bank credit facilities, net of debt issuance costs	58,719	124,194

Unsecured debt - fixed rate, carrying amount (1)	1,245,000	1,110,000
Unamortized debt issuance costs	(2,570)	(2,292)
Unsecured debt, net of debt issuance costs	1,242,430	1,107,708

Secured debt - fixed rate, carrying amount (1)	35,490	79,096
Unamortized debt issuance costs	(24)	(103)
Secured debt, net of debt issuance costs	35,466	78,993

Total debt, net of debt issuance costs	$1,336,615	1,310,895

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

The $425 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and a $325 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of September 30, 2021, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2021, the Company had $45,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 0.861%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company's $50 million unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425 million facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2021, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2021, the interest rate was 0.855% on a balance of $16,016,000.

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

In March 2021, the Company closed a $50 million senior unsecured term loan with a four-year term and interest only payments, which bears interest at the annual rate of LIBOR plus an applicable margin (1.00% as of September 30, 2021 and October 26, 2021) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 1.55%.

In March 2021, EastGroup repaid (with no penalty) a mortgage loan with a balance of $40.8 million, an interest rate of 4.75% and an original maturity date of June 5, 2021.

In June 2021, the Company closed on the private placement of $125 million of senior unsecured notes with a fixed interest rate of 2.74% and a 10-year term. The notes dated April 8, 2021, were issued and sold on June 10, 2021 and require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In July 2021, the Company repaid a maturing $40 million senior unsecured term loan with an effective interest rate of 2.34%.

In September 2021, the Company closed on the refinance of a $100 million senior unsecured term loan with five years remaining. The amended term loan provides for interest only payments currently at an interest rate of LIBOR plus 85 basis points, based on the Company’s current credit ratings and consolidated leverage ratio, which is a 65 basis point reduction in the credit spread compared to the original term loan. The Company has an interest rate swap agreement which converts the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan, providing a total effective fixed interest rate of 2.10%. The term loan also includes a sustainability-linked pricing component pursuant to which, if the Company meets certain sustainability performance targets, the applicable interest margin will be reduced by one basis point.

In October 2021, the Company repaid (with no penalty) a mortgage loan with a balance of $33.1 million, an interest rate of 4.09% and an original maturity date of January 5, 2022.

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

On December 20, 2019, EastGroup entered into sales agreements with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; and Wells Fargo Securities, LLC in connection with the establishment of a new continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time. As of October 27, 2021, the Company has sold an aggregate of 1,676,532 shares of common stock with gross proceeds of $248,148,000 under the sales agency financing agreements, and EastGroup may offer and sell additional shares of its common stock with an aggregate gross sales price of up to $501,852,000 through the sales agents.

During the nine months ended September 30, 2021, EastGroup issued and sold 966,608 shares of common stock under its continuous common equity offering program at an average price of $159.54 per share with gross proceeds to the Company of $154,210,000. The Company incurred offering-related costs of $1,781,000 during the nine months, resulting in net proceeds to the Company of $152,429,000.

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

Contractual Obligations
EastGroup’s fixed, non-cancelable obligations as of December 31, 2020, did not materially change during the nine months ended September 30, 2021, except for the changes in Unsecured bank credit facilities, net of debt issuance costs, Unsecured debt, net of debt issuance costs and Secured debt, net of debt issuance costs discussed above.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 14 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of September 30, 2021.

	October – December 2021	2022	2023	2024	2025		Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	—	61,016	(1)	—	61,016	61,026	(2)
Weighted average interest rate	—	—	—	—	0.86%	(3)	—	0.86%
Unsecured debt - fixed rate (in thousands)	$—	75,000	115,000	120,000	145,000		790,000	1,245,000	1,293,658	(4)
Weighted average interest rate	—	3.03%	2.96%	3.47%	3.12%		3.08%	3.11%
Secured debt - fixed rate (in thousands)	$678	32,770	119	122	128		1,673	35,490	35,874	(4)
Weighted average interest rate	4.08%	4.09%	3.85%	3.85%	3.85%		3.85%	4.08%

(1)The variable-rate unsecured bank credit facilities mature in July 2025 and as of September 30, 2021, have balances of $45,000,000 on the $425 million unsecured bank credit facility and $16,016,000 on the $50 million unsecured bank credit facility.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of September 30, 2021.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of September 30, 2021, it does not consider those exposures or positions that could arise after that date.  Based on the weighted average balance for the nine months ended September 30, 2021, if the weighted average interest rate on the variable rate unsecured bank credit facilities changes by 10% or approximately 9 basis points, interest expense and cash flows would increase or decrease by approximately $55,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s third fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.EXHIBITS.

Exhibits
The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021:

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

Date:  October 27, 2021

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer