Form 10-K
period 2021-12-31
EASTGROUP PROPERTIES INC
filed 2022-02-16
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter:  $6,541,518,905.

The number of shares of common stock, $0.0001 par value, outstanding as of February 15, 2022 was 41,249,445.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect EastGroup Properties, Inc.’s (the “Company” or “EastGroup”) expectations and projections about the Company’s future results, performance, prospects, plans and opportunities. The Company has attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “goals,” “plans” or variations of such words and similar expressions. These forward-looking statements are based on information currently available to the Company and are subject to a number of known and unknown assumptions, risks, uncertainties and other factors that may cause the Company’s actual results, performance, plans or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. The Company does not undertake publicly to update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy the Company’s obligations under federal securities laws.

The following are some, but not all, of the risks, uncertainties and other factors that could cause the Company’s actual results to differ materially from those presented in the Company’s forward-looking statements (the Company refers to itself as “we,” “us” or “our” in the following):

•international, national, regional and local economic conditions;
•the duration and extent of the impact of the coronavirus (“COVID-19”) pandemic, including any COVID-19 variants or the efficacy or availability of COVID-19 vaccines, on our business operations or the business operations of our tenants (including their ability to timely make rent payments) and the economy generally;
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
•the discontinuation of London Interbank Offered Rate (“LIBOR”);
•lack of or insufficient amounts of insurance;
•litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;
•our ability to attract and retain key personnel;
•risks related to the failure, inadequacy or interruption of our data security systems and processes;
•the consequences of future terrorist attacks or civil unrest; and
•environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K for the year ended December 31, 2021.

PART I

ITEM 1.  BUSINESS.

The Company
EastGroup Properties, Inc., which we refer to in this Annual Report as the “Company,” “EastGroup,” “we,” “us” or “our,” is an internally-managed equity real estate investment trust (“REIT”) first organized in 1969. EastGroup is focused on the development, acquisition and operation of industrial properties in major Sunbelt markets throughout the United States, primarily in the states of Florida, Texas, Arizona, California and North Carolina. EastGroup’s strategy for growth is based on ownership of premier distribution facilities generally clustered near major transportation features in supply-constrained submarkets. EastGroup is a Maryland corporation, and its common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “EGP.”  The Company has elected to be taxed and intends to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Available Information
The Company maintains a website at www.eastgroup.net.  The Company posts its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (the “SEC”).  In addition, the Company’s website includes items related to corporate governance matters, including, among other things, the Company’s corporate governance guidelines, charters of various committees of the Board of Directors, and the Company’s code of business conduct and ethics applicable to all employees, officers and directors.  The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code of business conduct and ethics applicable to the Company’s directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.  Copies of these reports and corporate governance documents may be obtained, free of charge, from the Company’s website.  We are providing our website address solely for the information of investors, and the information on our website is not a part of or incorporated by reference into this annual report on Form 10-K or our other filings with the SEC.

You may also access any materials we file with the SEC through the EDGAR database on the SEC’s website at www.sec.gov.

Administration
EastGroup maintains its principal executive office and headquarters in Ridgeland, Mississippi.  The Company also has regional offices in Atlanta, Dallas and Los Angeles and asset management offices in Orlando, Miami, Houston and Phoenix.  EastGroup has property management offices in Jacksonville, Tampa, Charlotte and San Antonio.  Offices at these locations allow the Company to provide property management services to 79% of the Company’s operating portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Georgia, Texas and California provide oversight of the Company’s development and value-add program.  As of February 15, 2022, EastGroup had 82 full-time employees.

Business Overview
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

As of December 31, 2021, EastGroup owned 448 industrial properties and one office building in 11 states. As of that same date, the Company’s portfolio, including development projects and value-add properties in lease-up and under construction, included approximately 50.9 million square feet consisting of 411 business distribution properties containing 46.2 million square feet, 13 bulk distribution properties containing 3.5 million square feet, and 24 business service properties containing 1.2 million square feet. As of December 31, 2021, EastGroup’s operating portfolio was 98.7% leased to approximately 1,565 tenants, with no single tenant accounting for more than approximately 1% of the Company’s income from real estate operations for the year ended December 31, 2021. As of February 15, 2022, the properties which were in the development and value-add program at year-end were approximately 49% leased.

During 2021, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company purchased 1,806,000 square feet of operating and value-add properties and 365.8 acres of land for a total of $320.3 million.  Also during 2021, the Company began construction of 17 development projects containing 2,806,000 square feet and transferred 17 projects, which contain 2.7 million square feet and had costs of $272.3 million at the date of transfer, from its development and value-add program to real estate properties.

During 2021, EastGroup sold an operating property containing 284,000 square feet, which generated gross proceeds of $45.1 million.

The Company typically initially funds its development and acquisition programs through its unsecured bank credit facilities, the total capacity of which was increased in June 2021 to $475 million (as discussed under the heading Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K). As market conditions permit, EastGroup issues equity or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. Moody’s Investors Service has assigned the Company’s issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

EastGroup has no present intention of acting as an underwriter of offerings of securities of other issuers.  The strategies and policies set forth above were determined and are subject to review by EastGroup’s Board of Directors, which may change such strategies or policies based upon its evaluation of the state of the real estate market, the performance of EastGroup’s assets, capital and credit market conditions, and other relevant factors.

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

Regulations
Compliance with various governmental regulations has an impact on EastGroup’s business, including EastGroup’s capital expenditures, earnings and competitive position, which can be material. EastGroup incurs costs to monitor and take actions to comply with governmental regulations that are applicable to its business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, and the Americans with Disabilities Act of 1990 (“ADA”).

The COVID-19 pandemic has impacted all states where EastGroup’s customers operate their businesses or where EastGroup’s properties are located. EastGroup’s business and some of its customers’ businesses have been impacted and may continue to be impacted by measures taken to control the COVID-19 outbreak (including “shelter-in-place” or “stay-at-home” orders, density limitations and social distancing orders, and other mandates issued by local, state or federal authorities). The extent of the pandemic’s impact varies by business; to date, there has not been a material adverse impact on the Company.

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

See “Item 1A. Risk Factors“ in this Annual Report for a discussion of material risks to EastGroup, including related to governmental regulations and environmental matters.

Environmental, Social and Governance (“ESG”) Matters
EastGroup’s commitment to ESG initiatives is evidenced by its building standards, corporate policies and procedures and company culture. At EastGroup, protecting the environment is important to the Company’s employees, families, customers and communities.  The Company strives to support sustainability through its commitment to build high performance and environmentally responsible properties.  Through EastGroup’s continued efforts, numerous properties have been Leadership in Energy and Environmental Design (“LEED”) and ENERGY STAR certified, and while formal certification is not always pursued, the Company builds all of its development properties with the intention of meeting LEED certifiable standards. The Company consistently invests in energy-efficient improvements throughout its portfolio, such as LED lighting, skylights, white reflective roofing, electric vehicle charging stations and smart sensor irrigation systems. The Company strives for efficiency in operating properties with innovative solutions that lower operational costs and reduce the environmental footprint. In June 2021, the Company amended and restated its unsecured revolving credit facility and unsecured working cash credit facility. The new credit facilities provide for an incremental reduction in borrowing costs if a certain sustainability-linked metric is achieved. This metric is based on a target number of newly-constructed buildings with qualifying electric vehicle charging stations as a percentage of total qualifying buildings for each fiscal year and allows for the reduction of the applicable interest margin by one basis point upon satisfaction of these targets. The baseline was set based on the year ended December 31, 2021, and will be measured annually beginning with the year ending December 31, 2022. The Company believes that its continued commitment to pursue environmentally conscious performance and standards through sustainability best practices creates long-term value for the environment, the Company and its stakeholders.

During 2021, the Company acted on its commitment to ESG initiatives by hiring a full-time Director of Corporate Sustainability to lead its ESG efforts. The Company also expanded its ESG Committee to include employee representation from various operational groups and geographic locations.

In addition, EastGroup and its employees are committed to social responsibility and are active participants in the communities where they live and work.  EastGroup’s employees volunteer for numerous charities, and the Company coordinates volunteer opportunities for its employees and provides paid time off for volunteering in order to encourage participation and increase social engagement in all of the communities in which it operates.

EastGroup operates on the premise that good corporate governance is fundamental to the Company’s business and core values, and the Company believes its corporate governance policies and practices are well aligned with the interests of stakeholders. The honesty and integrity of the Company’s management and Board of Directors are critical assets in maintaining the trust of the Company’s investors, employees, customers, vendors and the communities in which the Company operates.

Readers are encouraged to visit the “Priorities” page of our website and review our 2021 Environmental, Social & Governance Report for more detail regarding our ESG programs and initiatives. Nothing on our website or in the referenced report shall be deemed to be incorporated by reference into this Annual Report on Form 10-K.

Human Capital Matters
We believe our employees are a critical component of the success and sustainability of our Company, and we are committed to providing a diverse and inclusive work environment that encourages collaboration and teamwork.

•Workforce Diversity: As of February 15, 2022, we employed 82 team members located in 12 offices in Arizona, California, Florida, Georgia, Mississippi, North Carolina and Texas. As of February 15, 2022, 100% of our employees were full-time and none were members of a union or subject to a collective bargaining agreement. Our team is comprised of the following types of personnel:

•asset, construction and property managers;
•accounting, administrative, human resources and information technology professionals; and
•our corporate leadership team.

Our current employee base is 74% comprised of women and 75% of new hires in 2021 were women. The officer group is comprised of 42% women and 58% men. 17% of our employees identify as racial or ethnic minorities. Our Board of Directors is 22% comprised of women. With 82 employees and 9 directors, each team member plays a vital role in the success of the Company.

•Employee Tenure: We believe our culture supports our employees and creates a positive, professional environment that encourages longevity for our team members. We seek to develop leaders and promote from within the organization when opportunities arise. As of February 15, 2022, 68% of our employees at the manager level and above were promoted from within the Company. The average tenure of our workforce is 11 years, and 13 years for our officers. Our voluntary turnover rate was 7.3% in 2021.

•Compensation, Benefits, Health and Safety: We offer a comprehensive employee benefits program and what we believe are socially-responsible policies and practices in order to support the overall well-being of our employees and create a safe, professional and inclusive work environment. Some of the benefits we offer include a robust 401(k) matching program, generous personal leave policy, paid parental leave, flexible work schedules, paid time off for volunteering, annual health and wellness checkups, employer-paid health insurance for all full-time employees, tobacco cessation program, athletic club and tuition reimbursement programs, and a competitive pay structure.

•Training and Development: We have a formal, certificate-based learning program for all employees; learning objectives include topics such as diversity and inclusion, unconscious bias, anti-harassment and data security. Our employees are provided with training, education and peer mentoring programs to further develop their professional skill set, enhancing the level of customer service provided to our customers and the quality of information disclosed to our stakeholders.

•Policies: We have various policies and practices in place, including a Code of Ethics and Business Conduct, Whistleblower Program, Equal Opportunity and Commitment to Diversity, Human Rights Policy, Vendor Code of Conduct, ADA & Reasonable Accommodation, Commitment to Safety, Community Service, Family Medical Leave, Maternity and Paternity Leave, Standards of Conduct, Workplace Violence Prevention, Healthy, Wealthy, Wise Benefits Summary, and Cybersecurity.

•Company and Board Engagement: We value our employees, and our focus on human capital management and other socially-responsible initiatives is at the forefront of discussions and decisions with both management and the Board of Directors. On a regular basis, Company management holds ESG-related discussions with the Board of Directors; in 2021, our management and the Board of Directors formally met to discuss these topics three times.

ITEM 1A.  RISK FACTORS.

In addition to the other information contained or incorporated by reference in this document, readers should carefully consider the following risk factors.  Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company’s financial condition and the performance of its business. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair its business operations.

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
•changes in the price of oil;
•construction costs;
•weather-related events; and
•continuing impacts of the COVID-19 pandemic, including the impact of emerging variants and any related mitigation actions by governments or businesses, on our business and our tenants.

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

We may be affected negatively by tenant bankruptcies and leasing delays.  At any time, a tenant may experience a downturn in its business that may weaken its financial condition.  Similarly, a general decline in the economy may result in a decline in the demand for space at our industrial properties.  As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy.  Any such event could result in the termination of that tenant’s lease and losses to us, and funds available for distribution to investors may decrease.  We receive a substantial portion of our income as rents under mid-term and long-term leases.  If tenants are unable to comply with the terms of their leases for any reason, including because of rising costs or falling sales, we may deem it advisable to modify lease terms to allow tenants to pay a lower rent or a smaller share of taxes, insurance and other operating costs.  If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to the tenant.  We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises.  If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant.  A tenant’s default on its obligations to us could adversely affect our financial condition and the cash we have available for distribution.

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
•disruption in supply and delivery chains;
•construction and lease-up delays resulting in increased debt service, fixed expenses and construction costs;
•expenditure of funds and devotion of management’s time to projects that we do not complete;
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

We face risks due to lack of geographic and real estate sector diversity.  Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Florida, Texas, Arizona, California and North Carolina. As of December 31, 2021, our largest markets were Houston and Dallas. We owned operating properties totaling 6.2 million square feet in Houston and 4.7 million square feet in Dallas, which represent 13.2% and 10.0%, respectively, of the Company’s total Real estate properties on a square foot basis.  A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.  In addition, our investments in real estate assets are concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included other sectors of the real estate industry.

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

We face risks associated with our dependence on external sources of capital.  In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our ordinary taxable income, and we are subject to tax on our income to the extent it is not distributed.  Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations.  As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all.  Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our capital stock.  Additional debt financing may negatively impact our financial ratios, such as our debt-to-total market capitalization ratio, our debt-to-EBITDAre ratio and our fixed charge coverage ratio.  Additional equity financing may dilute the holdings of our current stockholders.

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

Increases in interest rates would increase our interest expense. At December 31, 2021, we had $209,210,000 of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform and replacement, with most LIBOR tenors not expected to be published after June 30, 2023. In the U.S., the Alternative Reference Rates Committee (“AARC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. The Company’s unsecured bank credit facilities, senior unsecured term loans and interest rate swap contracts are indexed to LIBOR and include provisions for a replacement rate which we believe will be substantially equivalent to the all-in LIBOR-based interest rate in effect prior to its replacement. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. The Company is continuously monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued as interest rates may be adversely affected. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

We have severance and change in control agreements with certain of our officers that may deter changes in control of the Company.  If, within a certain time period (as set in the officer’s agreement) following a change in control, we terminate the officer’s employment other than for cause, or if the officer elects to terminate his or her employment with us for reasons specified in the agreement, we will make a severance payment equal to the officer’s average annual compensation times an amount specified in the officer’s agreement, together with the officer’s base salary and vacation pay that have accrued but are unpaid through the date of termination.  These agreements may deter a change in control because of the increased cost for a third party to acquire control of us.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or cyber-attack of that technology could harm our business. We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and to maintain personal identifying information and customer and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of data relating to our business operations (including our financial transactions and records) and confidential customer data (including individually identifiable information relating to financial accounts). Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of our business operations or personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, phishing or spoofing attacks by hackers and similar breaches, can create system disruptions, shutdowns, misappropriation of assets or unauthorized disclosure of confidential information. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.

We may be impacted by changes in U.S. social, political, regulatory and economic conditions or laws and policies. Any changes to U.S. tax laws, foreign trade, manufacturing, and development and investment in the territories and countries where our customers operate could adversely affect our operating results and our business.

Pandemics, such as COVID-19, and mitigation efforts to control its spread may continue to impact our business. Our financial condition, results of operations and cash flows could be adversely affected by factors relating to such pandemics. The COVID-19 pandemic, including the ongoing emergence of viral variants, has caused and could continue to cause widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. Extraordinary actions have been taken by businesses and by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and mandates for many businesses to curtail or cease normal operations.

Our financial condition, results of operations and cash flows are affected by our ability to lease our properties and collect rental revenues, renew our leases or lease vacant space on favorable terms, and the health and well-being of our customers, employees and other stakeholders, all of which could be adversely affected by COVID-19 or other pandemics. In addition, to the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operations and cash flows, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EastGroup owned 448 industrial properties and one office building at December 31, 2021.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona, California and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 15, 2022, EastGroup’s operating portfolio was 98.1% leased and 97.1% occupied by approximately 1,565 tenants, with no single tenant accounting for more than approximately 1% of the Company’s income from real estate operations.  The Company has developed approximately 48% of its total portfolio (on a square foot basis), which includes real estate properties and development and value-add properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (91% of the total portfolio) with the remainder in bulk distribution space (7%) and business service space (2%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 24-30 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2021, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

The Company’s lease expirations for the next ten years are detailed below:

Years Ending December 31,	Number of Leases Expiring	Total Area of Leases Expiring (in Square Feet)	Annualized Current Base Rent of Leases Expiring (1)	% of Total Base Rent of Leases Expiring
2022 (2)	283	6,179,000	$42,114,000	13.7%
2023	286	6,927,000	$46,174,000	15.0%
2024	293	7,837,000	$52,363,000	17.0%
2025	202	6,348,000	$44,412,000	14.4%
2026	241	7,462,000	$52,211,000	16.9%
2027	123	4,635,000	$27,410,000	8.9%
2028	57	2,415,000	$16,606,000	5.4%
2029	33	1,880,000	$9,947,000	3.2%
2030	15	600,000	$4,799,000	1.6%
2031 and beyond	32	2,124,000	$11,907,000	3.9%

(1) Represents the monthly cash rental rates, excluding tenant expense reimbursements, as of December 31, 2021, multiplied by 12 months.
(2) Includes month-to-month leases.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course and other actions not deemed to be material. Of these matters, substantially all of which are to be covered by the Company’s liability insurance and which, in the aggregate, are not expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company cannot predict the outcome of any litigation with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, which could materially affect its financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II.  OTHER INFORMATION

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s shares of common stock are listed for trading on the NYSE under the symbol “EGP.”  As of February 15, 2022, there were 389 holders of record of the Company’s 41,249,445 outstanding shares of common stock. The Company distributed all of its 2021 and 2020 taxable income to its stockholders. Accordingly, no significant provisions for income taxes were necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2021 and 2020.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2021	2020
Common Share Distributions:	(Per share)
Ordinary dividends	$3.61656	3.32868
Nondividend distributions	—	—
Unrecaptured Section 1250 capital gain	—	—
Other capital gain	—	—
Total Common Distributions	$3.61656	3.32868

Performance Graph
The following graph compares, over the five years ended December 31, 2021, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE Nareit Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ended
EastGroup
FTSE Nareit Equity REITs
S&P 500 Total Return

	Fiscal years ended December 31,
	2016	2017	2018	2019	2020	2021
EastGroup	$100.00	123.35	131.90	195.48	208.58	351.33
FTSE Nareit Equity REITs	100.00	105.23	100.37	126.47	116.35	166.66
S&P 500 Total Return	100.00	121.83	116.49	153.17	181.35	233.42

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2016, and that all dividends were reinvested.

ITEM 6. [RESERVED].

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The COVID-19 pandemic has not had a materially disruptive effect on EastGroup’s operations, occupancy or rent collections to date. However, EastGroup cannot predict the severity and duration of the economic uncertainty related to the pandemic, and the pandemic’s effect on EastGroup’s customers and on the Company’s business, future financial condition and operating results cannot be predicted with certainty at this time. We have received a limited number of, and may in the future receive additional, rent relief requests from our tenants. As of December 31, 2021, we do not believe that these rent relief requests will have a material impact on our rental revenues. The discussions below, including without limitation with respect to liquidity, are subject to the future effects of the COVID-19 pandemic and the related actions to curb its spread, which continue to evolve.

The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. During 2021, EastGroup issued 1,551,181 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $271.2 million. Also during 2021, the Company closed a $50 million senior unsecured term loan with an effective fixed interest rate of 1.55% and the private placement of $125 million of senior unsecured notes with a fixed interest rate of 2.74%. The Company amended and restated its two unsecured bank credit facilities on June 29, 2021, expanding the capacity from $350 million and $45 million to $425 million and $50 million, respectively, and extending the maturity dates from July 30, 2022 to July 30, 2025. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During 2021, EastGroup executed leases on 9,789,000 square feet of operating properties (20.8% of EastGroup’s total square footage of 47,019,000 as of December 31, 2021). For new and renewal leases signed during 2021, average rental rates increased by 31.2% as compared to the former leases on the same spaces.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2020 through December 31, 2021), increased 6.8% for 2021 compared to 2020.

EastGroup’s operating portfolio was 98.7% leased at December 31, 2021 compared to 98.0% at December 31, 2020.  As of February 15, 2022, the operating portfolio was 98.1% leased and 97.1% occupied. Leases scheduled to expire in 2022 were 13.1% of the operating portfolio on a square foot basis at December 31, 2021, and this percentage was reduced to 10.7% as of February 15, 2022.

The Company generates new sources of leasing revenue through its development and acquisition programs.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During 2021, EastGroup acquired 1,806,000 square feet of operating and value-add properties in Dallas, Austin, Phoenix, San Diego, Greenville and Atlanta and 365.8 acres of land in Austin, Houston, Charlotte, Greenville and Atlanta for a total of $320.3 million. The Company began construction of 17 development projects containing 2,806,000 square feet in 12 cities. Also in 2021, the Company transferred 17 development and value-add properties (2,688,000 square feet) in 10 cities from its development and value-add program to real estate properties with costs of $272.3 million at the date of transfer. As of December 31, 2021, EastGroup’s development and value-add program consisted of 21 projects (3,905,000 square feet) located in 14 cities.  The projected total cost for the development and value-add projects, which were collectively 49% leased as of February 15, 2022, is $524.7 million, of which $148.1 million remained to be invested as of December 31, 2021.

During 2021, EastGroup sold an operating property containing 284,000 square feet, generating gross sales proceeds of $45.1 million. The Company recognized $38.9 million in Gain on sales of real estate investments during 2021.

The Company typically initially funds its development and acquisition programs through its unsecured bank credit facilities, the total capacity of which was increased in June 2021 to $475 million (as discussed below in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. Moody's Investors Service has assigned the Company’s issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources. The Company’s chief decision makers use two primary measures of operating results in making decisions: (1) funds from operations attributable to common stockholders (“FFO”), and (2) property net operating income (“PNOI”).

FFO is computed in accordance with standards established by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”). Nareit’s guidance allows preparers an option as it pertains to whether gains or losses on sale, or impairment charges, on real estate assets incidental to a REIT’s business are excluded from the calculation of FFO. EastGroup has made the election to exclude activity related to such assets that are incidental to our business.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the year ended December 31, 2021, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2020 through December 31, 2021. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three fiscal years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
		(In thousands)
NET INCOME	$157,638	108,391	123,340
Gain on sales of real estate investments	(38,859)	(13,145)	(41,068)
Gain on sales of non-operating real estate	—	—	(83)
Net loss on other	—	—	884
Interest income	(6)	(101)	(129)
Other revenue	(63)	(354)	(574)
Indirect leasing costs	700	661	411
Depreciation and amortization	127,099	116,359	104,724
Company’s share of depreciation from unconsolidated investment	136	137	141
Interest expense	32,945	33,927	34,463
General and administrative expense	15,704	14,404	16,406
Noncontrolling interest in PNOI of consolidated joint ventures	(61)	(171)	(199)
PROPERTY NET OPERATING INCOME (“PNOI”)	295,233	260,108	238,316
PNOI from 2020 and 2021 acquisitions	(5,111)	(492)	*
PNOI from 2020 and 2021 development and value-add properties	(26,970)	(12,552)	*
PNOI from 2020 and 2021 operating property dispositions	(1,518)	(2,691)	*
Other PNOI	233	256	*
SAME PNOI	261,867	244,629	*
Net lease termination fee income from same properties	(1,411)	(709)	*
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$260,456	243,920	*

* Same property metrics are not applicable to the year ended December 31, 2019, as the same property metrics for 2021 and 2020 are based on operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through December 31, 2021).

PNOI was calculated as follows for the three fiscal years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Income from real estate operations	$409,412	362,669	330,813
Expenses from real estate operations	(115,078)	(103,368)	(93,274)
Noncontrolling interest in PNOI of consolidated joint ventures	(61)	(171)	(199)
PNOI from 50% owned unconsolidated investment	960	978	976
PROPERTY NET OPERATING INCOME (“PNOI”)	$295,233	260,108	238,316

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$157,557	108,363	121,662
Depreciation and amortization	127,099	116,359	104,724
Company’s share of depreciation from unconsolidated investment	136	137	141
Depreciation and amortization from noncontrolling interest	—	(142)	(186)
Gain on sales of real estate investments	(38,859)	(13,145)	(41,068)
Gain on sales of non-operating real estate	—	—	(83)
Noncontrolling interest in gain on sales of real estate investments of consolidated joint ventures	—	—	1,671
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$245,933	211,572	186,861
Net income attributable to common stockholders per diluted share	$3.90	2.76	3.24
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$6.09	5.38	4.98
Diluted shares for earnings per share and funds from operations	40,377	39,296	37,527

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•The change in FFO per share represents the increase or decrease in FFO per share from the current year compared to the prior year.  For 2021, FFO was $6.09 per share compared with $5.38 per share for 2020, an increase of 13.2%.

•For the year ended December 31, 2021, PNOI increased by $35,125,000, or 13.5%, compared to 2020. PNOI increased $17,238,000 from same property operations, $14,418,000 from newly developed and value-add properties and $4,619,000 from 2020 and 2021 acquisitions; PNOI decreased $1,173,000 from operating properties sold in 2020 and 2021.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through December 31, 2021).  Same PNOI, excluding income from lease terminations, increased 6.8% for the year ended December 31, 2021, compared to 2020.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through December 31, 2021). Same property average occupancy for the year ended December 31, 2021 was 97.6% compared to 97.0% for 2020.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2021 was 97.4%.  Quarter-end occupancy ranged from 96.8% to 97.6% over the previous four quarters ended December 31, 2020 to September 30, 2021.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  For the year 2021, rental rate increases on new and renewal leases (20.8% of total square footage) averaged 31.2%.

•Lease termination fee income is included in Income from real estate operations. For the year 2021, lease termination fee income was $1,411,000 compared to $709,000 for 2020.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net recoveries for uncollectible rent of $475,000 in 2021 compared to net reserves for uncollectible rent of $2,763,000 in 2020. We evaluate the collectability of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant’s payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent, we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes, we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the year ended December 31, 2021 and also evaluated all deferred rent related to the COVID-19 pandemic for collectability.

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

FINANCIAL CONDITION

EastGroup’s Total Assets were $3,215,336,000 at December 31, 2021, an increase of $494,533,000 from December 31, 2020.  Total Liabilities increased $193,591,000 to $1,643,876,000, and Total Equity increased $300,942,000 to $1,571,460,000 during the same period.  The following paragraphs explain these changes in greater detail.

Assets

Real Estate Properties
Real estate properties increased $387,214,000 during the year ended December 31, 2021. The increase was primarily due to: (i) the transfer of 17 properties from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (ii) operating property acquisitions; (iii) capital improvements at the Company’s properties; (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below; and (v) right of use assets for the Company’s ground leases. These increases were partially offset by the transfer of costs from Real estate properties to Development and value-add properties and Real estate assets held for sale and an operating property sale discussed below.

During 2021, EastGroup acquired the following operating properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2021	Location	Size	Date Acquired	Cost
		(Square feet)		(In thousands)
Southpark Distribution Center 2	Phoenix, AZ	79,000	06/10/2021	$9,177
DFW Global Logistics Centre	Dallas, TX	611,000	08/26/2021	89,829
Progress Center 3	Atlanta, GA	50,000	09/23/2021	5,000
Texas Avenue	Austin, TX	20,000	10/15/2021	4,143
Total operating property acquisitions		760,000		$108,149

During the year ended December 31, 2021, the Company made capital improvements of $37,895,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $13,236,000 on development and value-add projects subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

Also, during the year ended December 31, 2021, EastGroup sold Jetport Commerce Park, an operating property in Tampa totaling 284,000 square feet. The property was sold for $45.1 million and the Company recognized a gain on the sale of $38.9 million.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at December 31, 2021 consisted of properties in lease-up and under construction of $376,611,000 and prospective development (primarily land) of $128,003,000.  The Company’s total investment in Development and value-add properties at December 31, 2021 was $504,614,000 compared to $359,588,000 at December 31, 2020.  Total capital invested for development and value-add properties during 2021 was $418,855,000, which primarily consisted of costs of $348,478,000 as detailed in the Development and Value-Add Properties Activity table below, $51,082,000 as detailed in the Development and Value-Add Properties Transferred to the Real Estate Properties Portfolio During 2021 table below and costs of $13,236,000 on projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EastGroup capitalized internal development costs of $7,713,000 during the year ended December 31, 2021, compared to $6,689,000 during 2020.

During 2021, EastGroup acquired the following value-add properties:

VALUE-ADD PROPERTIES ACQUIRED IN 2021	Location	Size	Date Acquired	Cost
		(Square feet)		(In thousands)
Access Point 1	Greenville, SC	156,000	01/15/2021	$10,501
Northpoint 200	Atlanta, GA	79,000	01/21/2021	6,516
Access Point 2	Greenville, SC	159,000	05/19/2021	10,743
Cherokee 75 Business Center 2	Atlanta, GA	105,000	06/17/2021	8,837
Siempre Viva Distribution Center 3-6	San Diego, CA	547,000	12/01/2021	134,479
Total operating property acquisitions		1,046,000		$171,076

Also during 2021, EastGroup purchased 365.8 acres of development land in Austin, Houston, Charlotte, Greenville and Atlanta for $41,065,000.  Costs associated with these acquisitions are included in the Development and Value-Add Properties Activity table. These increases were offset by the transfer of 17 development projects to Real estate properties during 2021 with a total investment of $272,292,000 as of the date of transfer.

DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Incurred					Actual or Anticipated Building Conversion Date
		Costs Transferred in 2021 (1)		For the Year Ended 12/31/21	Cumulative as of 12/31/21	Projected Total Costs (2)
		(In thousands)
LEASE-UP	Building Size (Square feet)
Access Point 1, Greenville, SC (3)	156,000	$—		12,522	12,522	13,300	01/22
Access Point 2, Greenville, SC (3)	159,000	—		11,631	11,631	13,100	05/22
Grand Oaks 75 3, Tampa, FL	136,000	2,198		7,994	10,192	12,400	07/22
Horizon West 2 & 3, Orlando, FL	210,000	5,505		11,685	17,190	19,200	09/22
Siempre Viva 3-6, San Diego, CA (3)	547,000	—		132,688	132,688	135,600	12/22
Total Lease-Up	1,208,000	7,703		176,520	184,223	193,600
UNDER CONSTRUCTION
Speed Distribution Center, San Diego, CA	519,000	17,758	(4)	50,060	67,818	88,600	03/22
SunCoast 12, Fort Myers, FL	79,000	960		3,218	4,178	8,000	06/22
CreekView 9 & 10, Dallas, TX	145,000	4,350		6,986	11,336	17,200	07/22
Steele Creek 8, Charlotte, NC	72,000	1,869		859	2,728	8,400	08/22
Basswood 1 & 2, Fort Worth, TX	237,000	—		10,475	15,229	22,100	02/23
Gateway 3, Miami, FL	133,000	6,791		6,375	13,166	19,100	04/23
Grand Oaks 75 4, Tampa, FL	185,000	3,313		3,065	6,378	17,900	04/23
Tri-County Crossing 5, San Antonio, TX	105,000	1,328		4,272	5,600	10,300	04/23
Americas Ten 2, El Paso, TX	168,000	2,885		6,215	9,100	14,100	05/23
Grand West Crossing 1, Houston, TX	121,000	3,492		5,377	8,869	15,700	05/23
45 Crossing, Austin, TX	177,000	—		17,060	17,060	26,200	06/23
McKinney 3 & 4, Dallas, TX	212,000	5,120		5,318	10,438	26,300	06/23
Ridgeview 3, San Antonio, TX	88,000	1,443		4,361	5,804	10,700	06/23
Tri-County Crossing 6, San Antonio, TX	124,000	1,576		2,206	3,782	9,900	06/23
LakePort 4 & 5, Dallas, TX	177,000	6,668		1,270	7,938	22,400	08/23
I-20 West Business Center, Atlanta, GA	155,000	1,803		1,161	2,964	14,200	10/23
Total Under Construction	2,697,000	59,356		128,278	192,388	331,100
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Ft. Myers, FL	543,000	(960)		1,392	8,298
Miami, FL	243,000	(6,791)		826	14,331
Orlando, FL	1,278,000	(5,505)		4,065	26,238
Tampa, FL	32,000	(5,511)		613	825
Atlanta, GA	580,000	(1,803)		5,469	5,058
Jackson, MS	28,000	—		—	706
Charlotte, NC	1,387,000	(1,869)		12,648	15,104
Greenville, SC	400,000	—		1,736	1,736
Austin, TX	274,000	—		6,431	6,431
Dallas, TX	172,000	(16,138)		1,658	8,398
El Paso, TX	—	(2,885)		298	—
Ft. Worth, TX	652,000	—		777	15,327
Houston, TX	1,293,000	(3,492)		7,567	24,833
San Antonio, TX	55,000	(4,347)		200	718
Total Prospective Development	6,937,000	(49,301)		43,680	128,003
Total Development and Value-Add Properties	10,842,000	$17,758		348,478	504,614
The Development and Value-Add Properties Activity table is continued on the following page.

DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO THE REAL ESTATE PROPERTIES PORTFOLIO DURING 2021		Costs Incurred
		Costs Transferred in 2021 (1)	For the Year Ended 12/31/21	Cumulative as of 12/31/21
	Building Size (Square feet)	(In thousands)				Building Conversion Date

Gilbert Crossroads A & B, Phoenix, AZ	140,000	$—	—	16,768		01/21
CreekView 7 & 8, Dallas, TX	137,000	—	1,099	17,658		03/21
Hurricane Shoals 3, Atlanta, GA	101,000	—	124	8,935		03/21
Northpoint 200, Atlanta, GA (3)	79,000	—	6,861	6,861		03/21
Rancho Distribution Center, Los Angeles, CA (3)	162,000	—	—	27,325		03/21
World Houston 44, Houston, TX	134,000	—	399	8,525		05/21
Gateway 4, Miami, FL	197,000	—	641	22,688		06/21
Interstate Commons 2, Phoenix, AZ (3)	142,000	—	50	12,291		06/21
Settlers Crossing 3 & 4, Austin, TX	173,000	—	2,477	19,981		06/21
SunCoast 7, Fort Myers, FL	77,000	—	276	7,649		06/21
Tri-County Crossing 3 & 4, San Antonio, TX	203,000	—	1,000	15,409		06/21
Cherokee 75 Business Center 2, Atlanta, GA (3)	105,000	—	9,052	9,052		07/21
Northwest Crossing 1-3, Houston, TX	278,000	—	1,497	23,819		09/21
Ridgeview 1 & 2, San Antonio, TX	226,000	—	2,021	19,114		10/21
Gilbert Crossroads C & D, Phoenix, AZ	178,000	—	14,955	21,572		12/21
LakePort 1-3, Dallas, TX	194,000	—	3,983	23,764		12/21
Steele Creek 10, Charlotte, NC	162,000	—	6,647	10,881		12/21
Total Transferred to Real Estate Properties	2,688,000	$—	51,082	272,292	(5)

(1)Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2)Included in these costs are development obligations of $88.7 million and tenant improvement obligations of $10.3 million on properties under development.
(3)Represents value-add properties acquired by EastGroup.
(4)Represents costs transferred from Real estate properties during the year.
(5)Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $80,289,000 during 2021 due primarily to depreciation expense of $104,910,000, offset by the reclassification of one operating property to Real estate assets held for sale and the sale of one operating property totaling 284,000 square feet during 2021.

Real Estate Assets Held for Sale
Real estate assets held for sale increased $5,695,000 during 2021. As of December 31, 2021, the Company owned one operating property, Metro Business Park, that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. The property was sold in the first quarter of 2022, and the Company expects to record a gain on the sale in the three months ended March 31, 2022. The Company did not classify any properties as held for sale as of December 31, 2020.

Other Assets
Other assets increased $32,641,000 during 2021.  A summary of Other assets follows:

	December 31,
	2021	2020
	(In thousands)
Leasing costs (principally commissions)	$116,772	95,914
Accumulated amortization of leasing costs	(42,193)	(38,371)
Leasing costs (principally commissions), net of accumulated amortization	74,579	57,543

Acquired in-place lease intangibles	31,561	28,107
Accumulated amortization of acquired in-place lease intangibles	(13,038)	(13,554)
Acquired in-place lease intangibles, net of accumulated amortization	18,523	14,553

Acquired above market lease intangibles	885	1,825
Accumulated amortization of acquired above market lease intangibles	(508)	(1,231)
Acquired above market lease intangibles, net of accumulated amortization	377	594

Straight-line rents receivable	51,970	43,079
Accounts receivable	7,133	6,064
Interest rate swap assets	2,237	—
Right of use assets – Office leases (operating)	1,984	2,131
Receivable for common stock offerings	—	1,942
Goodwill	990	990
Receivable for tenant improvement cost reimbursements	7,680	192
Prepaid expenses and other assets	16,747	22,491
Total Other assets	$182,220	149,579

Liabilities
Unsecured bank credit facilities, net of debt issuance costs increased $82,872,000 during the year ended December 31, 2021, mainly due to borrowings of $625,520,000 and the amortization of debt issuance costs during the period, partially offset by repayments of $541,310,000 and new debt issuance costs incurred during the year. The Company’s credit facilities are described in greater detail below under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs increased $134,862,000 during the year ended December 31, 2021, primarily due to the closing of a $50 million senior unsecured term loan in March, closing the private placement of $125 million of senior unsecured notes in June and the amortization of debt issuance costs, partially offset by the repayment of a $40 million term loan in July and new debt issuance costs incurred during the year. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Secured debt, net of debt issuance costs decreased $76,851,000 during the year ended December 31, 2021.  The decrease resulted from the repayments of two mortgage loans with principal balances of $40,841,000 and $33,090,000, respectively, regularly scheduled principal payments of $2,989,000 and amortization of premiums on Secured debt, partially offset by the amortization of debt issuance costs during the year.

Accounts payable and accrued expenses increased $40,187,000 during 2021.  A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2021	2020
	(In thousands)
Property taxes payable	$4,494	3,524
Development costs payable	17,529	4,004
Retainage payable	10,576	2,423
Real estate improvements and capitalized leasing costs payable	5,798	5,692
Interest payable	6,547	6,537
Dividends payable	46,864	32,677
Book overdraft (1)	4,845	5,176
Other payables and accrued expenses	13,107	9,540
Total Accounts payable and accrued expenses	$109,760	69,573

(1) Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities. See Note 1(p) in the Notes to Consolidated Financial Statements.

Other liabilities increased $12,521,000 during 2021.  A summary of the Company’s Other liabilities follows:

	December 31,
	2021	2020
	(In thousands)
Security deposits	$28,343	22,140
Prepaid rent and other deferred income	16,401	14,694
Operating lease liabilities — Ground leases	22,898	11,199
Operating lease liabilities — Office leases	2,032	2,167

Acquired below market lease intangibles	8,124	6,472
Accumulated amortization of acquired below-market lease intangibles	(2,707)	(3,621)
Acquired below market lease intangibles, net of accumulated amortization	5,417	2,851

Interest rate swap liabilities	935	10,752
Tenant improvement cost liabilities	2,796	364
Other liabilities	3,516	5,650
Total Other liabilities	$82,338	69,817

Equity
Additional paid-in capital increased $276,767,000 during the year ended December 31, 2021 primarily due to the issuance of common stock under the Company’s continuous common equity offering program (as discussed below under Liquidity and Capital Resources) and stock-based compensation (as discussed in Note 10 in the Notes to Consolidated Financial Statements). EastGroup issued 1,551,181 shares of common stock under its continuous common equity offering program with net proceeds to the Company of $271,155,000.

During 2021, Distributions in excess of earnings decreased $11,611,000 as a result of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $157,557,000 exceeding dividends on common stock of $145,946,000.

Accumulated other comprehensive income (loss) increased $12,054,000 during 2021. The increase resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 11 and 12 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2021 Compared to 2020
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the year ended December 31, 2021 was $157,557,000 ($3.91 per basic and $3.90 per diluted share) compared to $108,363,000 ($2.77 per basic and $2.76 per diluted share) for the year ended December 31, 2020. The following paragraphs explain the change:

•PNOI increased by $35,125,000 ($0.87 per diluted share) for 2021 as compared to 2020.  PNOI increased $17,238,000 from same property operations, $14,418,000 from newly developed and value-add properties and $4,619,000 from 2020 and 2021 acquisitions; PNOI decreased $1,173,000 from operating properties sold in 2020 and 2021. For the year 2021, lease termination fee income was $1,411,000 compared to $709,000 for 2020.  The Company recorded net recoveries for uncollectible rent of $475,000 in 2021 and net reserves for uncollectible rent of $2,763,000 in 2020. Straight-lining of rent increased PNOI by $8,698,000 and $4,888,000 in 2021 and 2020, respectively.

•EastGroup recognized gains on sales of real estate investments of $38,859,000 ($0.96 per diluted share) during 2021 compared to $13,145,000 ($0.33 per diluted share) during 2020.

•Depreciation and amortization expense increased by $10,740,000 ($0.27 per diluted share) during 2021 compared to 2020.

EastGroup entered into 174 leases with certain rent concessions on 5,677,000 square feet during 2021 with total rent concessions of $11,007,000 over the lives of the leases, compared to 179 leases with rent concessions on 4,965,000 square feet with total rent concessions of $7,548,000 over the lives of the leases in 2020.

The Company’s percentage of leased square footage for the operating portfolio was 98.7% at December 31, 2021, compared to 98.0% at December 31, 2020.  Occupancy at the end of 2021 for the operating portfolio was 97.4% compared to 97.3% at December 31, 2020.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through December 31, 2021). Same property average occupancy for the year ended December 31, 2021, was 97.6% compared to 97.0% for the year ended December 31, 2020.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2020 through December 31, 2021). The same property average rental rate was $6.55 per square foot for the year ended December 31, 2021, compared to $6.17 per square foot for the year ended December 31, 2020.

Interest Expense decreased $982,000 for the year ended December 31, 2021 compared to the year ended December 31, 2020.  The following table presents the components of Interest Expense for 2021 and 2020:

	Years Ended December 31,
	2021	2020	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$962	1,620	(658)
Amortization of facility fees - unsecured bank credit facilities	751	790	(39)
Amortization of debt issuance costs - unsecured bank credit facilities	606	561	45
Total variable rate interest expense	2,319	2,971	(652)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	37,443	34,536	2,907
Secured debt interest (excluding amortization of debt issuance costs)	1,521	5,214	(3,693)
Amortization of debt issuance costs - unsecured debt	589	624	(35)
Amortization of debt issuance costs - secured debt	101	233	(132)
Total fixed rate interest expense	39,654	40,607	(953)
Total interest	41,973	43,578	(1,605)
Less capitalized interest	(9,028)	(9,651)	623
TOTAL INTEREST EXPENSE	$32,945	33,927	(982)

(1) Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 12 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense decreased by $652,000 for 2021 as compared to 2020 primarily due to a decrease in the Company’s weighted average variable interest rate on its unsecured bank credit facilities as shown in the following table:

	Years Ended December 31,
	2021	2020	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$95,629	87,095	8,534
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	1.01%	1.86%

The Company’s fixed rate interest expense decreased by $953,000 for 2021 as compared to 2020 as a result of the unsecured debt and secured debt described below.

Interest expense from fixed rate unsecured debt increased by $2,907,000 during 2021 as compared to 2020 as a result of the Company’s unsecured debt activity described below. The details of the unsecured debt obtained in 2020 and 2021 are shown in the following table:

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

(1) The interest rate on this unsecured term loan is comprised of LIBOR plus 145 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 2.39% as of December 31, 2021. See Note 12 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(2) The interest rate on this unsecured term loan is comprised of LIBOR plus 100 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company a weighted average effective interest rate on the term loan of 1.55% as of December 31, 2021. See Note 12 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

The increase in interest expense from the new unsecured debt was partially offset by the repayment of the following unsecured loans during 2020 and 2021:

UNSECURED DEBT REPAID IN 2020 AND 2021	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$30 Million Senior Unsecured Notes	3.80%	08/28/2020	$30,000
$75 Million Senior Unsecured Term Loan	3.45%	12/21/2020	75,000
$40 Million Senior Unsecured Term Loan	2.34%	07/30/2021	40,000
Weighted Average/Total Amount for 2020 and 2021	3.22%		$145,000

The increase in interest expense from unsecured debt was offset by a decrease in secured debt interest expense, which decreased by $3,693,000 in 2021 as compared to 2020 as a result of regularly scheduled principal payments and the payoffs described in the table below. Regularly scheduled principal payments on secured debt were $2,989,000 during 2021 and $8,436,000 in 2020. The details of the secured debt repaid in 2020 and 2021 are shown in the following table:

SECURED DEBT REPAID IN 2020 AND 2021	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
40th Avenue Distribution Center, Beltway Crossing Business Park 5, Centennial Park, Executive Airport Distribution Ctr, Interchange Park 1, Ocean View Corporate Center, Wetmore Business Center 5-8 and World Houston Int’l Business Ctr 26, 28, 29 & 30	4.39%	10/07/2020	$45,871
Colorado Crossing Distribution Center, Interstate Warehouse 1-3, Rojas Commerce Park, Steele Creek Commerce Park 1 & 2, Venture Warehouses and World Houston Int’l Business Ctr 3, 4 & 6-9	4.75%	03/08/2021	40,841
Arion Business Park 18, Beltway Crossing Business Park 6 & 7, Commerce Park Center 2 & 3, Concord Distribution Center, Interstate Warehouse 5-7, Lakeview Business Center, Ridge Creek Distribution Center 2, Southridge Commerce Park 4 & 5 and World Houston Int’l Business Ctr 32	4.09%	10/07/2021	33,090
Weighted Average/Total Amount for 2020 and 2021	4.43%		$119,802

EastGroup did not obtain any new secured debt during 2020 or 2021.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest decreased by $623,000 for 2021 as compared to 2020. The decrease is due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $10,740,000 for 2021 compared to 2020 primarily due to the operating properties acquired by the Company during 2020 and 2021 and the properties transferred from Development and value-add properties in 2020 and 2021, partially offset by operating properties sold in 2020 and 2021.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, increased $25,714,000 for 2021 as compared to 2020. The Company’s 2020 and 2021 sales transactions are described below in Real Estate Sold and Held for Sale.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the years ended December 31, 2021 and 2020 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2021	2020
		(In thousands)
Upgrade on Acquisitions	40 yrs	$1,337	298
Tenant Improvements:
New Tenants	Lease Life	13,603	11,811
Renewal Tenants	Lease Life	3,935	3,284
Other:
Building Improvements	5-40 yrs	8,044	4,962
Roofs	5-15 yrs	8,007	8,529
Parking Lots	3-5 yrs	1,570	568
Other	5 yrs	1,399	803
Total Real Estate Improvements (1)		$37,895	30,255

(1) Reconciliation of Total Real Estate Improvements to Real Estate Improvements on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Total Real Estate Improvements	$37,895	30,255
Change in Real Estate Property Payables	(26)	(373)
Change in Construction in Progress	(1,204)	3,249
Real Estate Improvements on the Consolidated Statements of Cash Flows	$36,665	33,131

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2021 and 2020 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2021	2020
		(In thousands)
Development and Value-Add	Lease Life	$12,280	5,223
New Tenants	Lease Life	10,990	5,732
Renewal Tenants	Lease Life	10,111	7,244
Total Capitalized Leasing Costs (1)		$33,381	18,199
Amortization of Leasing Costs		$16,209	14,449
(1) Reconciliation of Total Capitalized Leasing Costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Total Capitalized Leasing Costs	$33,381	18,199
Change in Leasing Commissions Payables	(80)	(683)
Leasing Commissions on the Consolidated Statements of Cash Flows	$33,301	17,516

Real Estate Sold and Held for Sale
The Company considers a real estate property to be held for sale when it meets the criteria established under Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of December 31, 2021, the Company owned one operating property, Metro Business Park, that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. The property was sold in the first quarter of 2022, and the Company expects to record a gain on the sale in the three months ended March 31, 2022. The Company did not classify any properties as held for sale as of December 31, 2020.

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

The Company does not consider its sales in 2020 and 2021, or the property classified as held for sale as of December 31, 2021, to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

In 2021, EastGroup sold Jetport Commerce Park, an operating property in Tampa with 284,000 square feet. The property was sold for $45.1 million and the Company recognized a gain on the sale of $38.9 million.

In 2020, EastGroup sold the following operating properties: University Business Center 120 in Santa Barbara and Central Green in Houston. The properties (126,000 square feet combined) were sold for $21.0 million and the Company recognized gains on the sales of $13.1 million.

The Company did not sell any land during the years ended December 31, 2021 and 2020.

Gains and losses on the sales of operating properties are included in Gain on sales of real estate investments on the Consolidated Statements of Income and Comprehensive Income. See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gains and losses on sales of real estate investments.

2020 Compared to 2019
A discussion of changes in the Company’s results of operations between 2020 and 2019 has been omitted from this Form 10-K and can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “2020 Compared to 2019” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $256,492,000 for the year ended December 31, 2021.  The primary other sources of cash were from borrowings on unsecured bank credit facilities; proceeds from unsecured debt; proceeds from common stock offerings; and net proceeds from sales of real estate investments.  The Company distributed $131,759,000 in common stock dividends during 2021.  Other primary uses of cash were for repayments on unsecured bank credit facilities, unsecured debt and secured debt; the construction and development of properties; purchases of real estate; capital improvements at various properties; and leasing commissions.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term, including after taking into account the effects of the COVID-19 pandemic. The Company expects liquidity sources and needs in future years to be consistent in nature with those for the year ended December 31, 2021.

As of December 31, 2021, the Company was contractually obligated to pay the dividend declared in December 2021, which was paid in January 2022. An amount for dividends payable of $46,864,000 was included in Accounts payable and accrued expenses at December 31, 2021, which includes dividends payable on unvested restricted stock of $1,585,000, which are subject to continued service and will be paid upon vesting in future periods.

Total debt at December 31, 2021 and 2020 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2021 and 2020.

	December 31,
	2021	2020
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount (1)	$209,210	125,000
Unamortized debt issuance costs	(2,144)	(806)
Unsecured bank credit facilities, net of debt issuance costs	207,066	124,194

Unsecured debt - fixed rate, carrying amount (2) (3)	1,245,000	1,110,000
Unamortized debt issuance costs	(2,430)	(2,292)
Unsecured debt, net of debt issuance costs	1,242,570	1,107,708

Secured debt - fixed rate, carrying amount (2) (4)	2,156	79,096
Unamortized debt issuance costs	(14)	(103)
Secured debt, net of debt issuance costs	2,142	78,993

Total debt, net of debt issuance costs	$1,451,778	1,310,895

(1) The Company’s balances under its unsecured bank credit facilities change depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.
(2) These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.
(3) As of December 31, 2021, obligations due in less than one year include maturing principal balances of $75,000,000 and interest of $36,776,000; remaining principal balances maturing in greater than one year include $1,170,000,000 and interest of $179,019,000.
(4) As of December 31, 2021, obligations due in less than one year include principal amortization of $115,000 and interest of $81,000; remaining principal maturing in greater than one year includes $2,041,000 and interest of $278,000.

Until June 29, 2021, EastGroup had $350 million and $45 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2022. The Company amended and restated these credit facilities on June 29, 2021, expanding their capacities to $425 million and $50 million, respectively, as detailed below.

The Company’s $425 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company’s election) and a $325 million accordion (with agreement by all parties). The interest rate on each tranche is usually reset on a monthly basis and as of December 31, 2021, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2021, the Company had $183,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 0.875%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company’s $50 million unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425 million facility are exercised. The interest rate is reset on a daily basis and as of December 31, 2021, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2021, the interest rate was 0.876% on a balance of $26,210,000.

For both facilities, the margin and facility fee are subject to changes in the Company’s credit ratings. Although the Company’s current credit rating is Baa2, given the strength of the Company’s key credit metrics, initial pricing for the credit facilities is based on the BBB+/Baa1 credit ratings level. This favorable pricing level will be retained provided that the Company’s consolidated leverage ratio, as defined in the applicable agreements, remains less than 32.5%. The facilities also include a sustainability-linked pricing component pursuant to which the applicable interest margin will be reduced by one basis point if the Company meets certain sustainability performance targets.

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

In March 2021, the Company closed a $50 million senior unsecured term loan with a four-year term and interest only payments, which bears interest at the annual rate of LIBOR plus an applicable margin (1.00% as of each of December 31, 2021 and February 15, 2022) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 1.55%.

Also in March 2021, EastGroup repaid (with no penalty) a mortgage loan with a balance of $40.8 million, an interest rate of 4.75% and an original maturity date of June 5, 2021.

In June 2021, the Company closed on the private placement of $125 million of senior unsecured notes with a fixed interest rate of 2.74% and a 10-year term. The notes, dated April 8, 2021, were issued and sold on June 10, 2021 and require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

In July 2017, the Financial Conduct Authority (“FCA”) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., the AARC, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended that SOFR plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. The Company’s unsecured bank credit facilities, senior unsecured term loans and interest rate swap contracts are indexed to LIBOR and include provisions for a replacement rate which we believe will be substantially equivalent to the all-in LIBOR-based interest rate in effect prior to its replacement.  Therefore, the Company believes the transition will not have a material impact on our consolidated financial statements. The Company is continuously monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued as interest rates may be adversely affected.  While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator.  In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

On December 20, 2019, EastGroup entered into sales agreements (the “December 2019 Sales Agreements”) with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; and Wells Fargo Securities, LLC in connection with the establishment of a new continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time. On July 28, 2021, the Company entered into a sales agreement (together with the December 2019 Sales Agreements, the “Sales Agreements”) with TD Securities (USA) LLC, which is substantially similar to the December 2019 Sales Agreements, and entered into corresponding amendments to the December 2019 Sales Agreements to include TD Securities (USA) LLC as a participating sales agent. Pursuant to the Sales Agreements, the shares may be offered and sold in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. As of February 16, 2022, the Company has sold an aggregate of 2,261,105 shares of common stock with gross proceeds of $368,147,000 under the Sales Agreements, and EastGroup may offer and sell additional shares of its common stock with an aggregate gross sales price of up to $381,853,000 through the sales agents.

During the year ended December 31, 2021, EastGroup issued and sold 1,551,181 shares of common stock under its continuous common equity offering program at an average price of $176.77 per share with gross proceeds to the Company of $274,209,000. The Company incurred offering-related costs of $3,054,000 during the year, resulting in net proceeds to the Company of $271,155,000.

EastGroup’s other material cash requirements from known contractual and other obligations as of December 31, 2021 were as follows:

Cash Requirements (1)
Real estate property obligations (2)	$10,520
Development and value-add obligations (3)	88,686
Tenant improvements (4)	27,880
Total	$127,086

(1)Cash requirement due in less than one year; there were no related long-term cash requirements.
(2)Represents commitments on real estate properties, except for tenant improvement allowance obligations.
(3)Represents commitments on properties in the Company’s development and value-add program, except for tenant improvement allowance obligations.
(4)Represents tenant improvement allowance obligations.

The Company has no material off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company has two variable rate unsecured bank credit facilities as discussed under the heading Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K. As market conditions permit, EastGroup issues equity and/or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings. The Company’s interest rate swaps are discussed in Note 12 in the Notes to Consolidated Financial Statements. The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed rate and variable rate debt as of December 31, 2021.

	2022	2023	2024	2025		2026	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	209,210	(1)	—	—	209,210	209,202 (2)
Weighted average interest rate	—	—	—	0.88%	(3)	—	—	0.88%
Unsecured debt - fixed rate (in thousands)	$75,000	115,000	120,000	145,000		140,000	650,000	1,245,000	1,267,702 (4)
Weighted average interest rate	3.03%	2.96%	3.47%	3.12%		3.03%	3.09%	3.11%
Secured debt - fixed rate (in thousands)	$115	119	122	128		1,672	—	2,156	2,269 (4)
Weighted average interest rate	3.85%	3.85%	3.85%	3.85%		3.85%	—	3.85%

(1)The variable rate unsecured bank credit facilities mature in July 2025 and as of December 31, 2021, have balances of $183,000,000 on the $425 million unsecured bank credit facility and $26,210,000 on the $50 million unsecured bank credit facility.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of December 31, 2021.
(4)The fair value of the Company’s fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of December 31, 2021, it does not consider those exposures or positions that could arise after that date.  Based on the weighted average balance for the twelve months ended December 31, 2021, if the weighted average interest rate on the variable rate unsecured bank credit facilities changes by 10%, or approximately 9 basis points, interest expense and cash flows would increase or decrease by approximately $184,000 annually. This does not include variable rate debt that has been effectively fixed through the use of interest rate swaps.

The Company’s unsecured bank credit facilities unsecured term loans, and related interest rate swaps are indexed to LIBOR. For a discussion of the risks associated with the discontinuation of LIBOR, see “Risk Factors—Financing Risks—The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations” in Part I, Item 1A of this Annual Report on Form 10-K.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is hereby incorporated by reference to the Company’s Consolidated Financial Statements beginning on page 40 of this Annual Report on Form 10-K. There were no material retrospective changes to the Consolidated Statements of Income and Comprehensive Income in any quarters in the two most recent fiscal years that would require disclosure of supplementary financial data.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)Internal Control Over Financial Reporting.

(a) Management’s annual report on internal control over financial reporting.

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

The report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in Part IV, Item 15 of this Form 10-K on page 46 and is incorporated herein by reference.

(c)Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent registered public accounting firm is KPMG LLP, Jackson, MS, Auditor Firm ID: 185.

The information required by Item 14 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of EastGroup Properties, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 28, 2021).
3.2	Amended and Restated Bylaws of EastGroup Properties, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed May 28, 2021).
4.1	Description of Securities (filed herewith).
10.1*	EastGroup Properties, Inc. 2013 Equity Incentive Plan, as amended and restated as of March 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2017).
10.2*
Form of Severance and Change in Control Agreement entered into by and between the Company and each of Marshall A. Loeb, Brent W. Wood and John F. Coleman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2016).

10.3*
Form of Severance and Change in Control Agreement by and between the Company and each of Ryan M. Collins and R. Reid Dunbar (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 18, 2016).

10.4*
EastGroup Properties, Inc. Director Compensation Program Including the Independent Director Compensation Policy pursuant to the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K filed February 14, 2018).

10.5
Note Purchase Agreement, dated as of August 28, 2013, by and among EastGroup Properties, L.P., the Company and each of the Purchasers of the Notes party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

10.6
Fifth Amended and Restated Credit Agreement, dated as of June 29, 2021 among EastGroup Properties, L.P.; the Company; PNC Bank, National Association, as Administrative Agent; Regions Bank, as Syndication Agent, Wells Fargo Bank, National Association, Bank of America, N.A. and U.S. Bank National Association, as Co-Documentation Agents; PNC Capital Markets LLC as Sustainability Agent; PNC Capital Markets LLC and Regions Capital Markets, as Joint Lead Arrangers and Joint Bookrunners and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 1, 2021).

10.7
Note Purchase Agreement, dated as of August 17, 2020, among EastGroup Properties, L.P., the Company and the purchasers of the notes party thereto (including the form of the 2.61% Series A Senior Notes due October 14, 2030 and the 2.71% Series B Senior Notes due October 14, 2032) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2020).

10.8*
Form of Indemnification Agreement entered into by and between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 28, 2020).

10.9*
Form of First Amendment to the Severance and Change in Control Agreement, entered into by and between the Company and each of R. Reid Dunbar and Ryan M. Collins (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 28, 2020).

10.10*
Form of Severance and Change in Control Agreement, entered into by and between the Company and Staci H. Tyler (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 28, 2020).

10.11
Note Purchase Agreement, dated as of February 3, 2022, among EastGroup Properties, L.P., the Company and the purchasers of the notes party thereto (including the form of the 3.03% Senior Notes due April 20, 2032) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2022).

21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
24.1	Powers of attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (filed herewith).

Exhibit Number	Description
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).
*    Indicates a management contract or any compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the estimated fair value assigned to land in an asset acquisition

As discussed in Note 1(j) to the consolidated financial statements, the Company acquired $279,225,000 of real estate properties and development and value-add properties during 2021 that were accounted for as asset acquisitions, of which $42,554,000 of the total purchase price was allocated to land. The purchase price in an asset acquisition is allocated among the individual components of both tangible and intangible assets and liabilities acquired based on their relative fair values.
We identified the evaluation of the estimated fair value of land as a critical audit matter. Specifically, evaluating the relevance of comparable land sales used in the Company’s determination of the estimated fair value involved subjective auditor judgment. Professionals with specialized skills and knowledge were required to evaluate the relevance of the comparable land sales.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness over the Company’s control to review identified publicly available comparable land sales used to estimate fair value of land in an asset acquisition. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimate of fair value of land by comparing to our independently established ranges of comparable land sales developed using publicly available market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 1970.

Jackson, Mississippi
February 16, 2022

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The design of any system of internal control over financial reporting is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2021.

/s/ EASTGROUP PROPERTIES, INC.
Ridgeland, Mississippi
February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on Internal Control Over Financial Reporting

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 16, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Jackson, Mississippi
February 16, 2022

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands, except share and per share data)
ASSETS
Real estate properties	$3,546,711	3,159,497
Development and value-add properties	504,614	359,588
	4,051,325	3,519,085
Less accumulated depreciation	(1,035,617)	(955,328)
	3,015,708	2,563,757
Real estate assets held for sale	5,695	—
Unconsolidated investment	7,320	7,446
Cash	4,393	21
Other assets	182,220	149,579
TOTAL ASSETS	$3,215,336	2,720,803
LIABILITIES AND EQUITY
LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$207,066	124,194
Unsecured debt, net of debt issuance costs	1,242,570	1,107,708
Secured debt, net of debt issuance costs	2,142	78,993
Accounts payable and accrued expenses	109,760	69,573
Other liabilities	82,338	69,817
Total Liabilities	1,643,876	1,450,285
EQUITY
Stockholders’ Equity:
Common stock; $0.0001 par value; 70,000,000 shares authorized; 41,268,846 shares issued and outstanding at December 31, 2021 and 39,676,828 at December 31, 2020	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,886,820	1,610,053
Distributions in excess of earnings	(318,056)	(329,667)
Accumulated other comprehensive income (loss)	1,302	(10,752)
Total Stockholders’ Equity	1,570,070	1,269,638
Noncontrolling interest in joint ventures	1,390	880
Total Equity	1,571,460	1,270,518
TOTAL LIABILITIES AND EQUITY	$3,215,336	2,720,803
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$409,412	362,669	330,813
Other revenue	63	354	574
	409,475	363,023	331,387
EXPENSES
Expenses from real estate operations	115,078	103,368	93,274
Depreciation and amortization	127,099	116,359	104,724
General and administrative	15,704	14,404	16,406
Indirect leasing costs	700	661	411
	258,581	234,792	214,815

OTHER INCOME (EXPENSE)
Interest expense	(32,945)	(33,927)	(34,463)
Gain on sales of real estate investments	38,859	13,145	41,068
Other	830	942	163
NET INCOME	157,638	108,391	123,340
Net income attributable to noncontrolling interest in joint ventures	(81)	(28)	(1,678)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	157,557	108,363	121,662
Other comprehensive income (loss) – interest rate swaps	12,054	(13,559)	(3,894)
TOTAL COMPREHENSIVE INCOME	$169,611	94,804	117,768
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$3.91	2.77	3.25
Weighted average shares outstanding	40,255	39,185	37,442
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$3.90	2.76	3.24
Weighted average shares outstanding	40,377	39,296	37,527

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
Balance, December 31, 2018	$4	1,222,547	(326,193)	6,701	1,644	904,703
Net income	—	—	121,662	—	1,678	123,340
Net unrealized change in fair value of interest rate swaps	—	—	—	(3,894)	—	(3,894)
Common dividends declared – $2.94 per share	—	—	(111,771)	—	—	(111,771)
Stock-based compensation, net of forfeitures	—	9,374	—	—	—	9,374
Issuance of 2,388,342 shares of common stock, common stock offering, net of expenses	—	284,710	—	—	—	284,710
Issuance of 1,893 shares of common stock, dividend reinvestment plan	—	212	—	—	—	212
Withheld 28,955 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(2,788)	—	—	—	(2,788)
Contributions from noncontrolling interest	—	—	—	—	821	821
Net distributions to noncontrolling interest	—	—	—	—	(2,378)	(2,378)
Balance, December 31, 2019	4	1,514,055	(316,302)	2,807	1,765	1,202,329
Net income	—	—	108,363	—	28	108,391
Net unrealized change in fair value of interest rate swaps	—	—	—	(13,559)	—	(13,559)
Common dividends declared – $3.08 per share	—	—	(121,728)	—	—	(121,728)
Stock-based compensation, net of forfeitures	—	8,502	—	—	—	8,502
Issuance of 709,924 shares of common stock, common stock offering, net of expenses	—	92,663	—	—	—	92,663
Withheld 36,445 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,939)	—	—	—	(4,939)
Contributions from noncontrolling interest	—	—	—	—	20	20
Net distributions to noncontrolling interest	—	—	—	—	(115)	(115)
Sale of noncontrolling interest in joint venture	—	(228)	—	—	(818)	(1,046)
Balance, December 31, 2020	4	1,610,053	(329,667)	(10,752)	880	1,270,518
Net income	—	—	157,557	—	81	157,638
Net unrealized change in fair value of interest rate swaps	—	—	—	12,054	—	12,054
Common dividends declared – $3.58 per share	—	—	(145,946)	—	—	(145,946)
Stock-based compensation, net of forfeitures	—	9,847	—	—	—	9,847
Issuance of 1,551,181 shares of common stock, common stock offering, net of expenses	—	271,155	—	—	—	271,155
Withheld 30,252 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,240)	—	—	—	(4,240)
Contributions from noncontrolling interest	—	—	—	—	584	584
Net distributions to noncontrolling interest	—	5	—	—	(155)	(150)
Balance, December 31, 2021	$4	1,886,820	(318,056)	1,302	1,390	1,571,460

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
OPERATING ACTIVITIES
Net income	$157,638	108,391	123,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,099	116,359	104,724
Stock-based compensation expense	7,511	6,579	6,838
Gain on sales of real estate investments	(38,859)	(13,145)	(41,068)
Gain on casualties and involuntary conversion on real estate assets	—	(161)	(180)
Changes in operating assets and liabilities:
Accrued income and other assets	(11,572)	(4,615)	(5,558)
Accounts payable, accrued expenses and prepaid rent	13,298	(18,851)	6,514
Other	1,377	1,728	1,302
NET CASH PROVIDED BY OPERATING ACTIVITIES	256,492	196,285	195,912
INVESTING ACTIVITIES
Development and value-add properties	(418,855)	(195,446)	(318,288)
Purchases of real estate	(108,149)	(49,199)	(142,712)
Real estate improvements	(36,665)	(33,131)	(37,775)
Net proceeds from sales of real estate investments and non-operating real estate	44,260	21,565	66,737
Leasing commissions	(33,301)	(17,516)	(19,194)
Proceeds from casualties and involuntary conversion on real estate assets	—	242	723
Repayments on mortgage loans receivable	—	1,679	915
Changes in accrued development costs	21,678	(5,339)	(3,644)
Changes in other assets and other liabilities	1,769	(11,111)	9,901
NET CASH USED IN INVESTING ACTIVITIES	(529,263)	(288,256)	(443,337)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	625,520	625,387	932,658
Repayments on unsecured bank credit facilities	(541,310)	(613,097)	(1,015,678)
Proceeds from unsecured debt	175,000	275,000	290,000
Repayments on unsecured debt	(40,000)	(105,000)	(75,000)
Repayments on secured debt	(76,920)	(54,306)	(55,593)
Debt issuance costs	(2,678)	(1,090)	(893)
Distributions paid to stockholders (not including dividends accrued)	(131,759)	(119,765)	(108,795)
Proceeds from common stock offerings	273,097	90,721	284,710
Proceeds from dividend reinvestment plan	—	—	212
Other	(3,807)	(6,082)	(4,346)
NET CASH PROVIDED BY FINANCING ACTIVITIES	277,143	91,768	247,275
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,372	(203)	(150)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	21	224	374
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,393	21	224
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $9,028, $9,651, and $8,453 for 2021, 2020 and 2019, respectively	$31,658	32,362	30,839
Cash paid for operating lease liabilities	1,707	1,476	1,314
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$13,056	495	15,435

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 and 2019

(1)SIGNIFICANT ACCOUNTING POLICIES

(a)Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc. (“EastGroup” or “the Company”), its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.

As of December 31, 2021 and 2020, EastGroup held a controlling interest in two joint venture arrangements. In 2019, the Company acquired 6.5 acres of land in San Diego, known by the Company as the Miramar land. Also in 2019, the Company acquired 41.6 acres of land in San Diego, known by the Company as the Otay Mesa land. During the year ended December 31, 2021, EastGroup began construction of a 519,000 square foot building on the Otay Mesa land, known by the Company as Speed Distribution Center. As of both December 31, 2021 and 2020, EastGroup had a 95% controlling interest in the Miramar land and a 99% controlling interest in Speed Distribution Center.

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

(b)Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to, among other things, distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2021, 2020 and 2019 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The Company’s income tax treatment of share distributions is based on its taxable income, calculated in accordance with the Internal Revenue Code, which differs from U.S. generally accepted accounting principles (“GAAP”). The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2021, 2020 and 2019.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2021	2020	2019
Common Share Distributions:	(Per share)
Ordinary dividends	$3.61656	3.32868	3.14000
Nondividend distributions	—	—	—
Unrecaptured Section 1250 capital gain	—	—	—
Other capital gain	—	—	—
Total Common Share Distributions	$3.61656	3.32868	3.14000

EastGroup applies the principles of Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2017 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2021 and 2020.

(c)Income Recognition
The Company’s primary revenue is rental income from business distribution space. Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable, including straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, customer credit-

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Reserves for uncollectible accounts are recorded as a reduction to revenue. Revenue is recognized on payments received from tenants for early terminations after all criteria have been met in accordance with ASC 842, Leases.

The Company’s primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. Effective January 1, 2019, the Company adopted ASC 842, Leases, and applied its provisions on a prospective basis. The Company continued to account for its leases in substantially the same manner. The most significant changes for the Company related to lessor accounting include: (i) the new standard’s narrow definition of initial direct costs for leases, and (ii) the guidance applicable to recording uncollectible rents, as discussed in the following paragraphs.

Initial direct costs (primarily legal costs related to lease negotiations) are expensed rather than capitalized. EastGroup recorded Indirect leasing costs of $700,000, $661,000 and $411,000 on the Consolidated Statements of Income and Comprehensive Income during the years ended December 31, 2021, 2020 and 2019, respectively.

As permitted by ASC 842, Leases, EastGroup made an accounting policy election by class of underlying asset to not separate non-lease components (such as common area maintenance) of a contract from the lease component to which they relate when specific criteria are met. The Company believes its leases meet the criteria.

The table below presents the components of Income from real estate operations for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Lease income — operating leases	$306,658	271,094	248,237
Variable lease income (1)	102,754	91,575	82,576
Income from real estate operations	$409,412	362,669	330,813

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

Future Minimum Rental Receipts Under Non-Cancelable Leases
The Company’s leases with its customers may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate. In calculating the disclosures presented below, the Company included the fixed, non-cancelable terms of the leases. The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2021:

Years Ending December 31,	(In thousands)
2022	$322,765
2023	291,810
2024	245,109
2025	195,340
2026	146,152
Thereafter	313,050
Total minimum receipts	$1,514,226

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)Real Estate Properties
EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the years ended December 31, 2021, 2020 and 2019, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $104,910,000, $96,290,000 and $86,590,000 for 2021, 2020 and 2019, respectively.

(e)Development and Value-Add Properties
For properties under development and value-add properties (defined in Note 1(j)) acquired in the development stage, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development projects based on development activity.  As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant.  The Company transfers properties from the development and value-add program to Real estate properties as follows: (i) for development properties, at the earlier of 90% occupancy or one year after completion of the shell construction, and (ii) for value-add properties, at the earlier of 90% occupancy or one year after acquisition. Upon the earlier of 90% occupancy or one year after completion of the shell construction, capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases and depreciation commences on the entire property (excluding the land).

(f)Real Estate Held for Sale
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of December 31, 2021, the Company owned one operating property, Metro Business Park, that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. As discussed in Note 17, the property was sold in the first quarter of 2022, and the Company expects to record a gain on the sale in the three months ended March 31, 2022. The Company did not classify any properties as held for sale as of December 31, 2020.

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

(g)Derivative Instruments and Hedging Activities
EastGroup applies ASC 815, Derivatives and Hedging, which requires all entities with derivative instruments to disclose information regarding how and why the entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. See Note 12 for a discussion of the Company’s derivative instruments and hedging activities.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h)Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(i)Amortization
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method. Amortization of debt issuance costs was $1,296,000, $1,418,000 and $1,344,000 for 2021, 2020 and 2019, respectively. Amortization of facility fees was $751,000, $790,000 and $790,000 for 2021, 2020 and 2019, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  Leasing costs amortization expense was $16,209,000, $14,449,000 and $13,167,000 for 2021, 2020 and 2019, respectively.

Amortization expense for in-place lease intangibles is disclosed below in Real Estate Property Acquisitions and Acquired Intangibles.

(j)Real Estate Property Acquisitions and Acquired Intangibles
Upon acquisition of real estate properties, EastGroup applies the principles of ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2021, 2020 and 2019 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company has capitalized acquisition costs related to its 2021, 2020 and 2019 acquisitions.
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

The amounts allocated to above and below market lease intangibles are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. The total amount of intangible assets is further allocated to in-place lease values and customer relationship values based upon management’s assessment of their respective values.  Factors considered by management in the allocation include an estimate of foregone rents and avoided leasing costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  These intangible assets are included in Other assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease, or the anticipated life of the customer relationship, as applicable.

Amortization of above and below market lease intangibles increased rental income by $1,048,000, $1,451,000 and $1,229,000 in 2021, 2020 and 2019, respectively.  Amortization expense for in-place lease intangibles was $5,980,000, $5,620,000 and $4,967,000 for 2021, 2020 and 2019, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Projected amortization of in-place lease intangibles for the next five years as of December 31, 2021 is as follows:

Years Ending December 31,	(In thousands)
2022	$6,461
2023	4,400
2024	3,276
2025	2,465
2026	1,391

EastGroup acquired real estate properties during 2021, 2020 and 2019 as discussed in Note 2.

The following table summarizes the allocation of the consideration paid for the acquired assets and assumed liabilities in connection with the real estate property acquisitions during the years ended December 31, 2021, 2020 and 2019.

	Costs Incurred During the Years Ended December 31,
ACQUIRED ASSETS AND ASSUMED LIABILITIES	2021	2020	2019
	(In thousands)
Land	$42,554	23,565	76,039
Buildings and building improvements	225,645	42,024	144,301
Tenant and other improvements	4,907	7,971	6,490
Right of use assets — Ground leases (operating)	12,708	—	2,679
Total real estate properties acquired	285,814	73,560	229,509
In-place lease intangibles (1)	9,949	3,257	10,020
Above market lease intangibles (1)	6	104	344
Below market lease intangibles (2)	(3,836)	(403)	(2,685)
Operating lease liabilities — Ground leases (3)	(12,708)	—	(2,679)
Total assets acquired, net of liabilities assumed	$279,225	76,518	234,509
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

The leases in the properties acquired during 2021, 2020, and 2019 had a weighted average remaining lease term at acquisition of approximately 2.9 years years, 3.9 years, and 6.0 years, respectively.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill and other intangibles existed during the years ended December 31, 2021, 2020 and 2019.

(k)Stock-Based Compensation
EastGroup applies the provisions of ASC 718, Compensation – Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The cost for market-based awards and awards that only require service are expensed on a straight-line basis over the requisite service periods. The cost for performance-based awards is determined using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.  This method accelerates the expensing of the award compared to the straight-line method.  For awards with a performance condition, compensation expense is recognized when the performance condition is considered probable of achievement.

The total compensation expense for service and performance based awards is based upon the fair market value of the shares on the grant date.  The grant date fair value for awards that have been granted and are subject to a future market condition (total shareholder return) are determined using a Monte Carlo simulation pricing model developed to specifically accommodate the unique features of the awards.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the restricted period for awards no longer subject to contingencies, the Company accrues dividends and holds the certificates for the shares; however, the employee can vote the shares.  Share certificates and dividends are delivered to the employee as they vest. Forfeitures of awards are recognized as they occur.

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

(n)Risks and Uncertainties
The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance due to the coronavirus (“COVID-19”) pandemic or other general economic conditions, it may affect the Company’s ability to make distributions to its shareholders, service debt, or meet other financial obligations. Although COVID-19 has had an overall minimal impact on the Company in 2020 and 2021, EastGroup remains unable to predict any future impact that it may have on its business, financial condition, results of operations and cash flows.

(o)Recent Accounting Pronouncements
EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASU applies to the Company.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future cash flows indexed by London Interbank Offered Rate (“LIBOR”) to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
(p)Classification of Book Overdraft on Consolidated Statements of Cash Flows
The Company classifies changes in book overdraft in which the bank has not advanced cash to the Company to cover outstanding checks as an operating activity. Such amounts are included in Accounts payable, accrued expenses and prepaid rent in the Operating Activities section on the Consolidated Statements of Cash Flows.

(q)Reclassifications
Certain reclassifications have been made in the 2020 and 2019 consolidated financial statements to conform to the 2021 presentation.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)REAL ESTATE PROPERTIES AND DEVELOPMENT AND VALUE-ADD PROPERTIES

The Company’s Real estate properties and Development and value-add properties at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(In thousands)
Real estate properties:
Land	$544,505	502,739
Buildings and building improvements	2,408,944	2,120,731
Tenant and other improvements	570,627	524,954
Right of use assets — Ground leases (operating) (1)	22,635	11,073
Development and value-add properties	504,614	359,588
	4,051,325	3,519,085
Less accumulated depreciation	(1,035,617)	(955,328)
	$3,015,708	2,563,757

(1)See Ground Leases discussion below for information regarding the Company’s right of use assets for ground leases.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of real estate properties acquired for the years ended December 31, 2021, 2020 and 2019 follows:

REAL ESTATE PROPERTIES ACQUIRED	Location	Size	Date Acquired	Cost
		(In square feet or acres)		(In thousands)
2021
OPERATING PROPERTIES ACQUIRED (1)
Southpark Distribution Center 2	Phoenix, AZ	79,000	06/10/2021	$9,177
DFW Global Logistics Centre	Dallas, TX	611,000	08/26/2021	89,829
Progress Center 3	Atlanta, GA	50,000	09/23/2021	5,000
Texas Avenue	Austin, TX	20,000	10/15/2021	4,143
Total operating property acquisitions		760,000		108,149
VALUE-ADD PROPERTIES ACQUIRED (2)
Access Point 1	Greenville, SC	156,000	01/15/2021	10,501
Northpoint 200	Atlanta, GA	79,000	01/21/2021	6,516
Access Point 2	Greenville, SC	159,000	05/19/2021	10,743
Cherokee 75 Business Center 2	Atlanta, GA	105,000	06/17/2021	8,837
Siempre Viva Distribution Center 3-6	San Diego, CA	547,000	12/01/2021	134,479
Total value-add property acquisitions		1,046,000		171,076
Total acquired assets in 2021 (3)		1,806,000		$279,225
2020
OPERATING PROPERTIES ACQUIRED (1)
Wells Point One	Austin, TX	50,000	02/28/2020	$6,231
Cherokee 75 Business Center 1	Atlanta, GA	85,000	12/15/2020	8,323
The Rock at Star Business Park	Dallas, TX	212,000	12/17/2020	34,102
Total operating property acquisitions		347,000		48,656
VALUE-ADD PROPERTIES ACQUIRED (2)
Rancho Distribution Center	Los Angeles, CA	162,000	10/15/2020	27,862
Total acquired assets in 2020 (3)		509,000		$76,518
2019
OPERATING PROPERTIES ACQUIRED (1)
Airways Business Center	Denver, CO	382,000	05/20/2019	$48,327
Miramar Land (4)	San Diego, CA	6.5 Acres	05/31/2019	13,386
385 Business Park	Greenville, SC	155,000	07/31/2019	13,900
Grand Oaks 75 Business Center 1	Tampa, FL	169,000	09/06/2019	17,974
Siempre Viva Distribution Center 2	San Diego, CA	60,000	10/04/2019	8,621
Rocky Point Distribution Center 1	San Diego, CA	118,000	12/17/2019	24,396
Otay Mesa Land (4)	San Diego, CA	41.6 Acres	12/31/2019	15,282
Total operating property acquisitions		884,000		141,886
		48.1 Acres
VALUE-ADD PROPERTIES ACQUIRED (2)
Logistics Center 6 & 7	Dallas, TX	142,000	04/23/2019	12,960
Arlington Tech Centre 1 & 2	Dallas, TX	151,000	08/16/2019	12,615
Grand Oaks 75 Business Center 2	Tampa, FL	150,000	09/06/2019	12,815
Interstate Commons Distribution Center 2	Phoenix, AZ	142,000	10/21/2019	9,386
Southwest Commerce Center	Las Vegas, NV	196,000	10/30/2019	25,609
Rocky Point Distribution Center 2	San Diego, CA	109,000	12/17/2019	19,238
Total value-add property acquisitions		890,000		92,623
Total acquired assets in 2019 (3)		1,774,000		$234,509
		48.1 Acres
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
(3)Excludes development land as detailed below.
(4)Land which was leased at the time of acquisition and including in the operating portfolio.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also during 2021, EastGroup purchased 365.8 acres of development land in Austin, Houston, Charlotte, Greenville and Atlanta for $41,065,000.

The Company sold operating properties during 2021, 2020 and 2019 as shown in the table below. The results of operations and gains and losses on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments.

Sales of Real Estate
A summary of Gain on sales of real estate investments for the years ended December 31, 2021, 2020 and 2019 follows:

Real Estate Properties	Location	Size (in Square Feet)	Date Sold	Net Sales Price	Basis	Recognized Gain
				(In thousands)
2021
Jetport Commerce Park	Tampa, FL	284,000	11/09/2021	$44,260	5,401	38,859
2020
University Business Center 120 (1)	Santa Barbara, CA	46,000	12/01/2020	$10,342	4,007	6,335
Central Green	Houston, TX	80,000	12/23/2020	10,168	3,358	6,810
Total for 2020				$20,510	7,365	13,145
2019
World Houston 5	Houston, TX	51,000	01/29/2019	$3,679	1,354	2,325
Altamonte Commerce Center	Orlando, FL	186,000	05/20/2019	14,423	5,342	9,081
University Business Center 130 (2)	Santa Barbara, CA	40,000	11/07/2019	11,083	2,729	8,354
Southpointe Distribution Center	Tucson, AZ	207,000	12/03/2019	13,699	2,281	11,418
University Business Center 125 & 175	Santa Barbara, CA	133,000	12/11/2019	23,675	13,785	9,890
Total for 2019				$66,559	25,491	41,068

(1)EastGroup owned 80% of University Business Center 120 through a joint venture partnership. EastGroup sold its 80% share of the joint venture, and the partnership was dissolved. The information shown for this transaction represents EastGroup’s 80% ownership.
(2)EastGroup owned 80% of University Business Center 130 through a joint venture partnership. The information shown for this transaction also includes the 20% attributable to the Company’s noncontrolling interest partner.

The table above includes sales of operating properties. During 2021 and 2020, there were no land sales; however, during 2019, the Company sold (through eminent domain procedures) a small parcel of land (0.2 acres) in San Diego for $185,000 and recognized a gain on the sale of $83,000. The net gains on sales of land are included in Other on the Consolidated Statements of Income and Comprehensive Income.

Development and Value-Add Properties
The Company’s development and value-add program as of December 31, 2021, was comprised of the properties detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development projects for 2021 were $9,028,000 compared to $9,651,000 for 2020 and $8,453,000 for 2019. In addition, EastGroup capitalized internal development costs of $7,713,000 during the year ended December 31, 2021, compared to $6,689,000 during 2020 and $6,918,000 in 2019.

Total capital invested for development and value-add properties during 2021 was $418,855,000, which primarily consisted of costs of $348,478,000 as detailed in the Development and Value-Add Properties Activity table below, $51,082,000 as detailed in the Development and Value-Add Properties Transferred to the Real Estate Properties Portfolio During 2021 table below and costs of $13,236,000 on projects subsequent to transfer to Real estate properties. The capitalized costs incurred on development projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Incurred					Actual or Anticipated Building Conversion Date
		Costs Transferred in 2021 (1)		For the Year Ended 12/31/21	Cumulative as of 12/31/21	Projected Total Costs (2)
		(In thousands)
	(Unaudited)					(Unaudited)	(Unaudited)
LEASE-UP	Building Size (Square feet)
Access Point 1, Greenville, SC (3)	156,000	$—		12,522	12,522	13,300	01/22
Access Point 2, Greenville, SC (3)	159,000	—		11,631	11,631	13,100	05/22
Grand Oaks 75 3, Tampa, FL	136,000	2,198		7,994	10,192	12,400	07/22
Horizon West 2 & 3, Orlando, FL	210,000	5,505		11,685	17,190	19,200	09/22
Siempre Viva 3-6, San Diego, CA (3)	547,000	—		132,688	132,688	135,600	12/22
Total Lease-Up	1,208,000	7,703		176,520	184,223	193,600
UNDER CONSTRUCTION
Speed Distribution Center, San Diego, CA	519,000	17,758	(4)	50,060	67,818	88,600	03/22
SunCoast 12, Fort Myers, FL	79,000	960		3,218	4,178	8,000	06/22
CreekView 9 & 10, Dallas, TX	145,000	4,350		6,986	11,336	17,200	07/22
Steele Creek 8, Charlotte, NC	72,000	1,869		859	2,728	8,400	08/22
Basswood 1 & 2, Fort Worth, TX	237,000	—		10,475	15,229	22,100	02/23
Gateway 3, Miami, FL	133,000	6,791		6,375	13,166	19,100	04/23
Grand Oaks 75 4, Tampa, FL	185,000	3,313		3,065	6,378	17,900	04/23
Tri-County Crossing 5, San Antonio, TX	105,000	1,328		4,272	5,600	10,300	04/23
Americas Ten 2, El Paso, TX	168,000	2,885		6,215	9,100	14,100	05/23
Grand West Crossing 1, Houston, TX	121,000	3,492		5,377	8,869	15,700	05/23
45 Crossing, Austin, TX	177,000	—		17,060	17,060	26,200	06/23
McKinney 3 & 4, Dallas, TX	212,000	5,120		5,318	10,438	26,300	06/23
Ridgeview 3, San Antonio, TX	88,000	1,443		4,361	5,804	10,700	06/23
Tri-County Crossing 6, San Antonio, TX	124,000	1,576		2,206	3,782	9,900	06/23
LakePort 4 & 5, Dallas, TX	177,000	6,668		1,270	7,938	22,400	08/23
I-20 West Business Center, Atlanta, GA	155,000	1,803		1,161	2,964	14,200	10/23
Total Under Construction	2,697,000	59,356		128,278	192,388	331,100
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Ft. Myers, FL	543,000	(960)		1,392	8,298
Miami, FL	243,000	(6,791)		826	14,331
Orlando, FL	1,278,000	(5,505)		4,065	26,238
Tampa, FL	32,000	(5,511)		613	825
Atlanta, GA	580,000	(1,803)		5,469	5,058
Jackson, MS	28,000	—		—	706
Charlotte, NC	1,387,000	(1,869)		12,648	15,104
Greenville, SC	400,000	—		1,736	1,736
Austin, TX	274,000	—		6,431	6,431
Dallas, TX	172,000	(16,138)		1,658	8,398
El Paso, TX	—	(2,885)		298	—
Ft. Worth, TX	652,000	—		777	15,327
Houston, TX	1,293,000	(3,492)		7,567	24,833
San Antonio, TX	55,000	(4,347)		200	718
Total Prospective Development	6,937,000	(49,301)		43,680	128,003
Total Development and Value-Add Properties	10,842,000	$17,758		348,478	504,614
The Development and Value-Add Properties Activity table is continued on the following page.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO THE REAL ESTATE PROPERTIES PORTFOLIO DURING 2021		Costs Incurred
		Costs Transferred in 2021 (1)	For the Year Ended 12/31/21	Cumulative as of 12/31/21
	(Unaudited)	(In thousands)				(Unaudited)
	Building Size (Square feet)					Building Conversion Date

Gilbert Crossroads A & B, Phoenix, AZ	140,000	$—	—	16,768		01/21
CreekView 7 & 8, Dallas, TX	137,000	—	1,099	17,658		03/21
Hurricane Shoals 3, Atlanta, GA	101,000	—	124	8,935		03/21
Northpoint 200, Atlanta, GA (3)	79,000	—	6,861	6,861		03/21
Rancho Distribution Center, Los Angeles, CA (3)	162,000	—	—	27,325		03/21
World Houston 44, Houston, TX	134,000	—	399	8,525		05/21
Gateway 4, Miami, FL	197,000	—	641	22,688		06/21
Interstate Commons 2, Phoenix, AZ (3)	142,000	—	50	12,291		06/21
Settlers Crossing 3 & 4, Austin, TX	173,000	—	2,477	19,981		06/21
SunCoast 7, Fort Myers, FL	77,000	—	276	7,649		06/21
Tri-County Crossing 3 & 4, San Antonio, TX	203,000	—	1,000	15,409		06/21
Cherokee 75 Business Center 2, Atlanta, GA (3)	105,000	—	9,052	9,052		07/21
Northwest Crossing 1-3, Houston, TX	278,000	—	1,497	23,819		09/21
Ridgeview 1 & 2, San Antonio, TX	226,000	—	2,021	19,114		10/21
Gilbert Crossroads C & D, Phoenix, AZ	178,000	—	14,955	21,572		12/21
LakePort 1-3, Dallas, TX	194,000	—	3,983	23,764		12/21
Steele Creek 10, Charlotte, NC	162,000	—	6,647	10,881		12/21
Total Transferred to Real Estate Properties	2,688,000	$—	51,082	272,292	(5)

(1)Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2)Included in these costs are development obligations of $88.7 million and tenant improvement obligations of $10.3 million on properties under development.
(3)Represents value-add properties acquired by EastGroup.
(4)Represents costs transferred from Real estate properties during the year.
(5)Represents cumulative costs at the date of transfer.

Ground Leases
As of December 31, 2021 and 2020, the Company operated two properties in Florida, four properties in Texas and one property in Arizona that are subject to ground leases.  These leases have terms of 40 to 50 years, expiration dates of August 2031 to October 2058, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. Total ground lease expenditures for the years ended December 31, 2021, 2020 and 2019 were $1,354,000, $1,051,000 and $966,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  These future changes in payments will be considered variable payments and will not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease term as of December 31, 2021, for the ground leases is 38 years.

EastGroup applies ASC 842, Leases, for its ground leases, which are classified as operating leases. In August 2021, the Company acquired DFW Global Logistics Centre in Dallas, which is located on land under a ground lease. The Company recorded a right of use asset of $12,708,000 in connection with this acquisition. There were no new ground leases in 2020. As of December 31, 2021 and 2020, the unamortized balances of the Company’s right of use assets for its ground leases were $22,635,000 and $11,073,000, respectively. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule indicates approximate future minimum ground lease payments for these properties by year as of December 31, 2021:

Future Minimum Ground Lease Payments as of December 31, 2021

Years Ending December 31,	(In thousands)
2022	$1,605
2023	1,610
2024	1,663
2025	1,697
2026	1,734
Thereafter	60,476
Total minimum payments	68,785
Imputed interest (1)	(45,887)
Total ground lease liabilities	$22,898

(1)As the Company’s leases do not provide an implicit rate, in order to calculate the present value of the remaining ground lease payments, the Company used its incremental borrowing rate, adjusted for a number of factors, including the long-term nature of the ground leases, the Company’s estimated borrowing costs, and the estimated fair value of the underlying land, to determine the imputed interest for its ground leases. For the ground lease obtained during August 2021, the Company used its incremental borrowing rate, adjusted for the factors discussed above, which was determined to be 5.0%.

(3)UNCONSOLIDATED INVESTMENT

The Company owns a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2026 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $7,320,000 at December 31, 2021, and $7,446,000 at December 31, 2020.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)OTHER ASSETS

A summary of the Company’s Other assets follows:

	December 31,
	2021	2020
	(In thousands)
Leasing costs (principally commissions)	$116,772	95,914
Accumulated amortization of leasing costs	(42,193)	(38,371)
Leasing costs (principally commissions), net of accumulated amortization	74,579	57,543

Acquired in-place lease intangibles	31,561	28,107
Accumulated amortization of acquired in-place lease intangibles	(13,038)	(13,554)
Acquired in-place lease intangibles, net of accumulated amortization	18,523	14,553

Acquired above market lease intangibles	885	1,825
Accumulated amortization of acquired above market lease intangibles	(508)	(1,231)
Acquired above market lease intangibles, net of accumulated amortization	377	594

Straight-line rents receivable	51,970	43,079
Accounts receivable	7,133	6,064
Interest rate swap assets	2,237	—
Right of use assets - Office leases (operating)	1,984	2,131
Receivable for common stock offerings	—	1,942
Goodwill	990	990
Receivable for tenant improvement cost reimbursements	7,680	192
Prepaid expenses and other assets	16,747	22,491
Total Other assets	$182,220	149,579

(5)UNSECURED BANK CREDIT FACILITIES

Until June 29, 2021, EastGroup had $350 million and $45 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2022. The Company amended and restated these credit facilities on June 29, 2021, expanding the capacity to $425 million and $50 million, as detailed below.

The $425 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company’s election) and a $325 million accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of December 31, 2021, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2021, the Company had $183,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 0.875%. The Company has a standby letter of credit of $674,000 pledged on this facility.

The Company’s $50 million unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425 million facility are exercised. The interest rate is reset on a daily basis and as of December 31, 2021, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2021, the interest rate was 0.876% on a balance of $26,210,000.

For both facilities, the margin and facility fee are subject to changes in the Company’s credit ratings. Moody’s Investors Service has assigned the Company’s issuer rating of Baa2 with a stable outlook. Although the Company’s current credit rating is Baa2, given the strength of the Company’s key credit metrics, initial pricing for the credit facilities is based on the BBB+/Baa1 credit ratings level. This favorable pricing level will be retained provided that the Company’s consolidated leverage ratio, as defined in the applicable agreements, remains less than 32.5%. The facilities also include a sustainability-linked pricing

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

component pursuant to which, if the Company meets certain sustainability performance targets, the applicable interest margin will be reduced by one basis point.

Average unsecured bank credit facilities borrowings were $95,629,000 in 2021, $87,095,000 in 2020 and $172,175,000 in 2019, with weighted average interest rates (excluding amortization of facility fees and debt issuance costs) of 1.01% in 2021, 1.86% in 2020 and 3.34% in 2019.  Amortization of facility fees was $751,000, $790,000 and $790,000 for 2021, 2020 and 2019, respectively.  Amortization of debt issuance costs for the Company’s unsecured bank credit facilities was $606,000, $561,000 and $556,000 for 2021, 2020 and 2019, respectively.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2021.

See Note 6 for a detail of the outstanding balances of the Company’s Unsecured bank credit facilities as of December 31, 2021 and 2020.

(6)UNSECURED AND SECURED DEBT

The Company’s debt is detailed below:

	December 31,
	2021	2020
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$209,210	125,000
Unamortized debt issuance costs	(2,144)	(806)
Unsecured bank credit facilities, net of debt issuance costs	207,066	124,194

Unsecured debt - fixed rate, carrying amount (1)	1,245,000	1,110,000
Unamortized debt issuance costs	(2,430)	(2,292)
Unsecured debt, net of debt issuance costs	1,242,570	1,107,708

Secured debt - fixed rate, carrying amount (1)	2,156	79,096
Unamortized debt issuance costs	(14)	(103)
Secured debt, net of debt issuance costs	2,142	78,993

Total debt, net of debt issuance costs	$1,451,778	1,310,895

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the carrying amount of Unsecured debt follows:

				Balance at December 31,
	Margin Above LIBOR	Interest Rate	Maturity Date	2021	2020
				(In thousands)
$40 Million Unsecured Term Loan (1)	1.10%	2.34%	07/30/2021	$—	40,000
$75 Million Unsecured Term Loan (1)	1.40%	3.03%	02/28/2022	75,000	75,000
$65 Million Unsecured Term Loan (1)	1.10%	2.31%	04/01/2023	65,000	65,000
$70 Million Senior Unsecured Notes:
$50 Million Notes	Not applicable	3.80%	08/28/2023	50,000	50,000
$20 Million Notes	Not applicable	3.80%	08/28/2025	20,000	20,000
$60 Million Senior Unsecured Notes	Not applicable	3.46%	12/13/2024	60,000	60,000
$100 Million Senior Unsecured Notes:
$60 Million Notes	Not applicable	3.48%	12/15/2024	60,000	60,000
$40 Million Notes	Not applicable	3.75%	12/15/2026	40,000	40,000
$25 Million Senior Unsecured Notes	Not applicable	3.97%	10/01/2025	25,000	25,000
$50 Million Senior Unsecured Notes	Not applicable	3.99%	10/07/2025	50,000	50,000
$60 Million Senior Unsecured Notes	Not applicable	3.93%	04/10/2028	60,000	60,000
$80 Million Senior Unsecured Notes	Not applicable	4.27%	03/28/2029	80,000	80,000
$35 Million Senior Unsecured Notes	Not applicable	3.54%	08/15/2031	35,000	35,000
$75 Million Senior Unsecured Notes	Not applicable	3.47%	08/19/2029	75,000	75,000
$100 Million Unsecured Term Loan (1) (2)	0.85%	2.10%	10/10/2026	100,000	100,000
$100 Million Unsecured Term Loan (1)	1.45%	2.39%	03/25/2027	100,000	100,000
$100 Million Senior Unsecured Notes	Not applicable	2.61%	10/14/2030	100,000	100,000
$75 Million Senior Unsecured Notes	Not applicable	2.71%	10/14/2032	75,000	75,000
$50 Million Unsecured Term Loan (1)	1.00%	1.55%	03/18/2025	50,000	—
$125 Million Senior Unsecured Notes	Not applicable	2.74%	06/10/2031	125,000	—
				$1,245,000	1,110,000

(1)The interest rates on these unsecured term loans are comprised of LIBOR plus a margin which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into interest rate swap agreements (further described in Note 12) to convert the loans’ LIBOR rates to effectively fixed interest rates. The interest rates in the table above are the effectively fixed interest rates for the loans, including the effects of the interest rate swaps, as of December 31, 2021.
(2)This term loan was refinanced during 2021. Effective October 10, 2021, the margin above LIBOR was reduced from 1.50% to 0.85% reducing the effectively fixed rate from 2.75% to 2.10%.

In March 2021, the Company closed a $50 million senior unsecured term loan with a four-year term and interest only payments, which bears interest at the annual rate of LIBOR plus an applicable margin (1.00% as of December 31, 2021) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effective fixed interest rate of 1.55%.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.10%. The term loan also includes a sustainability-linked pricing component pursuant to which, if the Company meets certain sustainability performance targets, the applicable interest margin will be reduced by one basis point.

The Company’s unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2021.

A summary of the carrying amount of Secured debt follows:

	Interest Rate	Monthly Principal & Interest Payment	Maturity Date	Carrying Amount of Securing Real Estate at December 31, 2021	Balance at December 31,
Property					2021	2020
				(In thousands)
Colorado Crossing Distribution Center, Interstate Warehouse 1-3, Rojas Commerce Park, Steele Creek Commerce Park 1 & 2, Venture Warehouses and World Houston Int’l Business Ctr 3, 4 & 6-9	4.75%	420,045	Repaid	$—	—	41,610
Arion Business Park 18, Beltway Crossing Business Park 6 & 7, Commerce Park Center 2 & 3, Concord Distribution Center, Interstate Warehouse 5-7, Lakeview Business Center, Ridge Creek Distribution Center 2, Southridge Commerce Park 4 & 5 and World Houston Int’l Business Ctr 32	4.09%	329,796	Repaid	—	—	35,220
Ramona Distribution Center	3.85%	16,287	11/30/2026	8,515	2,156	2,266
				$8,515	2,156	79,096

In March 2021, EastGroup repaid (with no penalty) a mortgage loan with a balance of $40.8 million, an interest rate of 4.75% and an original maturity date of June 5, 2021. In October 2021, EastGroup repaid (with no penalty) a mortgage loan with a balance of $33.1 million, an interest rate of 4.09% and an original maturity date of January 5, 2022.

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt (primarily unsecured), and/or proceeds from the issuance of equity instruments.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs and Secured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of December 31, 2021 are as follows:

Years Ending December 31,	(In thousands)
2022	$75,115
2023	115,119
2024	120,122
2025	145,128
2026	141,672

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2021	2020
	(In thousands)
Property taxes payable	$4,494	3,524
Development costs payable	17,529	4,004
Retainage payable	10,576	2,423
Real estate improvements and capitalized leasing costs payable	5,798	5,692
Interest payable	6,547	6,537
Dividends payable	46,864	32,677
Book overdraft (1)	4,845	5,176
Other payables and accrued expenses	13,107	9,540
Total Accounts payable and accrued expenses	$109,760	69,573

(1) Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities. See Note 1(p).

(8)OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	December 31,
	2021	2020
	(In thousands)
Security deposits	$28,343	22,140
Prepaid rent and other deferred income	16,401	14,694
Operating lease liabilities — Ground leases	22,898	11,199
Operating lease liabilities — Office leases	2,032	2,167

Acquired below-market lease intangibles	8,124	6,472
Accumulated amortization of acquired below-market lease intangibles	(2,707)	(3,621)
Acquired below-market lease intangibles, net of accumulated amortization	5,417	2,851

Interest rate swap liabilities	935	10,752
Tenant improvement cost liabilities	2,796	364
Other liabilities	3,516	5,650
Total Other liabilities	$82,338	69,817

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2021:

	Years Ended December 31,
	2021	2020	2019
	Common Stock (in shares)
Shares outstanding at beginning of year	39,676,828	38,925,953	36,501,356
Common stock offerings	1,551,181	709,924	2,388,342
Dividend reinvestment plan	—	—	1,893
Incentive restricted stock granted	66,623	69,446	59,943
Incentive restricted stock forfeited	—	(440)	(3,010)
Director common stock awarded	4,466	8,182	6,384
Director restricted stock granted	—	208	—
Restricted stock withheld for tax obligations	(30,252)	(36,445)	(28,955)
Shares outstanding at end of year	41,268,846	39,676,828	38,925,953

Common Stock Issuances
The following table presents the common stock issuance activity for the three years ended December 31, 2021:

Years Ended December 31,	Number of Shares of Common Stock Issued	Net Proceeds
		(In thousands)
2021	1,551,181	$271,155
2020	709,924	92,663
2019	2,388,342	284,710

Dividend Reinvestment Plan
The Company had a dividend reinvestment plan that allowed stockholders to reinvest cash distributions in new shares of the Company. On December 12, 2019, the dividend reinvestment plan was terminated and any unsold shares pursuant to the plan were deregistered.

(10)STOCK-BASED COMPENSATION

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

In April 2013, the Board of Directors adopted the EastGroup Properties, Inc. 2013 Equity Incentive Plan (the “2013 Equity Plan”) upon the recommendation of the Compensation Committee; the 2013 Equity Plan was approved by the Company’s stockholders and became effective May 29, 2013. The 2013 Equity Plan was further amended by the Board of Directors in March 2017. The 2013 Equity Plan permits the grant of awards to employees and directors with respect to 2,000,000 shares of common stock.
There were 1,477,241, 1,527,382 and 1,583,223 total shares available for grant under the 2013 Equity Plan as of December 31, 2021, 2020 and 2019, respectively. Typically, the Company issues new shares to fulfill stock grants.
Employee Equity Awards
The Company’s restricted stock program is designed to provide incentives for management to achieve goals established by the Compensation Committee of the Company’s Board of Directors (the “Committee”). The awards act as a retention device, as they vest over time, allowing participants to benefit from dividends on shares as well as potential stock appreciation. Equity awards align management’s interests with the long-term interests of shareholders.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Committee approves long-term and annual equity compensation awards for the Company’s executive officers. The vesting periods of the Company’s restricted stock plans vary, as determined by the Committee.  Restricted stock is granted to executive officers subject to both continued service and the satisfaction of certain annual performance goals and multi-year market conditions as determined by the Committee.

Long-term equity compensation awards
The long-term compensation awards include components based on the Company’s total shareholder return over the upcoming three-year period and the employee’s continued service as of the vesting dates. The total shareholder return component is subject to bright-line tests that compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model used to determine the grant date fair value of the multi-year market conditions component of the long-term compensation awards for 2021, 2020 and 2019:

	2021 Award	2020 Award	2019 Award

Valuation date	2/25/2021	3/6/2020	3/7/2019
Risk-free interest rate	0.39%	0.62%	2.52%
Expected share price volatility for the Company	30.51%	16.72%	18.13%
Expected share price volatility for peer group companies - low end of range	26.87%	14.40%	14.27%
Expected share price volatility for peer group companies - high end of range	54.25%	49.23%	35.76%
Expected dividend yield	2.27%	2.28%	2.72%
Number of simulation paths	1,000,000	1,000,000	1,000,000
Grant date fair value (in thousands)	$2,941	2,037	2,413

The risk-free interest rate is based on zero coupon risk-free rates matching the three-year time period of the market performance period. The expected share price volatilities are based on a mix of the historical and implied volatilities of the Company and the peer group companies. The expected dividend yield is based on the expected annual cash dividend as of the valuation date divided by the Company’s stock price on the valuation date. These market based awards are expensed on a straight-line basis over the requisite service period (75% vests at the end of the three-year performance period and 25% vests the following year).

The following table presents the total shareholder return component of the long-term compensation awards for the four years ended December 31, 2021:

	2021 Award	2020 Award	2019 Award	2018 Award

Grant date	2/25/2021	3/6/2020	3/7/2019	6/1/2018
Performance period	1/1/21 - 12/31/23	1/1/20 - 12/31/22	1/1/19 - 12/31/21	1/1/18 - 12/31/20
Range of earnable shares - low end of range	—	—	—	—
Range of earnable shares - high end of range	36,400	25,261	33,442	27,086
Shares determined	N/A (1)	N/A (1)	N/A (1)	27,086
    (1) The performance conditions for this award have not yet been satisfied and the number of shares have not yet been determined.

The long term awards subject only to continuing employment are expensed on a straight-line basis over the requisite service period (25% vests in each of the following four years). The following table presents the service only component of the long-term compensation awards for the four years ended December 31, 2021:

	2021 Award	2020 Award	2019 Award	2018 Award

Grant date	2/25/2021	3/6/2020	3/7/2019	6/1/2018
Shares granted	7,801	7,217	9,947	7,884
Grant date share price	$138.93	131.36	105.97	95.19

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual equity compensation awards
The annual equity compensation awards include components based on certain annual Company performance measures and individual annual performance goals over the upcoming year. The certain Company performance measures for 2021 are: (i) funds from operations “FFO” per share, (ii) cash same property net operating income change, (iii) debt-to-EBITDAre ratio, and (iv) fixed charge coverage. The Company begins recognizing expense for its estimate of the shares that could be earned pursuant to these awards on the grant date; the expense is adjusted to estimated performance levels during the performance period and to actual upon the determination of the awards. The shares are expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period (34% vests at the end of the one-year performance period and 33% vests in each of the following two years).

The following table presents the Company performance measures component of the annual equity compensation awards for the three years ended December 31, 2021:

	2021 Award	2020 Award	2019 Award (1) (2)	2019 Award (2)

Grant date	2/25/2021	3/6/2020	8/28/2019	3/7/2019
Performance period	1/1/21 - 12/31/21	1/1/20 - 12/31/20	1/1/19 - 12/31/19	1/1/19 - 12/31/19
Range of earnable shares - low end of range	—	—	—	—
Range of earnable shares - high end of range	19,052	19,282	15,990	9,594
Shares determined	N/A (3)	18,380	15,990	9,162
Grant date share price	$138.93	131.36	122.61	105.97
(1) The 2019 annual award had a separate component for the Company’s FFO per share for 2019.
(2) The 2019 annual award vested 20% at the end of the one-year performance period and 20% in each of the following four years.
(3) The performance conditions for this award have not yet been satisfied and the number of shares have not yet been determined.

Any shares issued pursuant to the individual annual performance goals are determined by the Committee in its discretion following the performance period. The Company begins recognizing the expense for the shares on the grant date and expenses on a straight-line basis over the remaining service period (34% vests at the end of the one-year performance period and 33% vests in each of the following two years).

The following table presents the individual performance goals component of the annual equity compensation awards for the three years ended December 31, 2021:

	2021 Award	2020 Award	2019 Award (1)

Grant date	N/A (2)	2/17/2021	2/13/2020
Performance period	1/1/21 - 12/31/21	1/1/20 - 12/31/20	1/1/19 - 12/31/19
Range of earnable shares - low end of range	—	—	—
Range of earnable shares - high end of range	4,756	4,812	6,394
Shares determined	N/A (2)	4,156	5,860
Grant date share price	N/A (2)	$142.89	141.63
(1) The 2019 annual award vested 20% at the end of the one-year performance period and 20% in each of the following four years.
(2) The performance conditions for this award have not yet been satisfied and the grant date and number of shares have not yet been determined.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity compensation is also awarded to the Company’s non-executive officers, which are subject to service only conditions and expensed on a straight-line basis over the requisite service period (20% vests in each of the following five years). The total compensation expense is based upon the fair market value of the shares on the grant date. The following table presents the compensation awards to non-executive officers for the three years ended December 31, 2021:

	2021 Award	2020 Award	2019 Award

Grant date	7/7/2021	5/6/2020	5/14/2019
Shares granted	9,200	12,300	10,175
Grant date share price	$168.35	105.30	112.14

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

Stock-based compensation cost for employees was $9,136,000, $7,605,000 and $8,647,000 for 2021, 2020 and 2019, respectively, of which $2,336,000, $1,923,000 and $2,536,000 were capitalized as part of the Company’s development costs for the respective years. As of December 31, 2021, there was $4,444,000 of unrecognized compensation cost related to unvested restricted stock compensation for employees and directors that is expected to be recognized over a weighted average period of 2.6 years.

During the restricted period for awards no longer subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  As of December 31, 2021, 2020 and 2019, accrued dividends on unvested restricted stock were $1,585,000, $1,433,000 and $1,618,000, respectively. Of the shares that vested in 2021, 2020 and 2019, 30,252 shares, 36,445 shares and 28,955 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2021, 2020 and 2019. As of the grant dates, the aggregate fair value of shares that were granted during 2021, 2020 and 2019 was $7,682,000, $7,028,000 and $5,672,000, respectively. As of the vesting dates, the aggregate fair value of shares that vested during 2021, 2020 and 2019 was $10,322,000, $11,754,000 and $6,662,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	113,125	$100.86	130,884	$82.78	143,314	$70.26
Granted (1) (2)	66,623	115.30	69,446	101.19	59,943	94.62
Forfeited	—	—	(440)	112.14	(3,010)	86.19
Vested	(73,692)	91.59	(86,765)	73.80	(69,363)	66.99
Unvested at end of year	106,056	116.37	113,125	100.86	130,884	82.78

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a vesting schedule of the total unvested shares for employees as of December 31, 2021:

Unvested Shares Vesting Schedule	Number of Shares
2022	49,155
2023	33,123
2024	15,690
2025	6,248
2026	1,840
Total Unvested Shares	106,056

Directors Equity Awards
The Board of Directors has adopted a policy under the 2013 Equity Plan pursuant to which awards will be made to non-employee Directors. The current policy provides that the Company shall automatically award an annual retainer share award to each non-employee Director who has been elected or reelected as a member of the Board of Directors at the Annual Meeting. The number of shares shall be equal to $100,000 divided by the fair market value of a share on the date of such election. If a non-employee Director is elected or appointed to the Board of Directors other than at an Annual Meeting of the Company, the annual retainer share award shall be pro rated. The policy also provides that each new non-employee Director appointed or elected will receive an automatic award of restricted shares of Common Stock on the effective date of election or appointment equal to $25,000 divided by the fair market value of the Company’s Common Stock on such date. These restricted shares will vest 25% per year over a four-year period upon the performance of future service as a Director, subject to certain exceptions. The shares are expensed on a straight-line basis over the service period.

Directors were issued 4,466 shares, 8,182 shares and 6,384 shares of common stock as annual retainer awards for 2021, 2020 and 2019, respectively.

Stock-based compensation expense for directors was $711,000, $897,000 and $727,000 for 2021, 2020 and 2019, respectively.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to directors with the related weighted average grant date fair value share prices for 2021, 2020 and 2019. As of the vesting dates, the fair value of shares that vested during 2021, 2020 and 2019 was $21,000, $9,000 and $9,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	278	$112.45	140	$88.86	211	$88.86
Granted	—	—	208	120.39	—	—
Forfeited	—	—	—	—	—	—
Vested	(122)	102.30	(70)	88.86	(71)	88.86
Unvested at end of year	156	120.39	278	112.45	140	88.86

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income.  The components of Accumulated other comprehensive income (loss) for 2021, 2020 and 2019 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 12 for information regarding the Company’s interest rate swaps.

	Years Ended December 31,
	2021	2020	2019
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):	(In thousands)
Balance at beginning of year	$(10,752)	2,807	6,701
Other comprehensive income (loss) - interest rate swaps	12,054	(13,559)	(3,894)
Balance at end of year	$1,302	(10,752)	2,807

(12)DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

As of December 31, 2021, EastGroup had five interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $1,993,000 will be reclassified from Accumulated other comprehensive income (loss) as an increase to Interest expense over the next twelve months.

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

In July 2017, the Financial Conduct Authority (“FCA”) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., the Alternative Reference Rates Committee (“AARC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended that the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. The Company’s unsecured bank credit facilities, senior unsecured term loans and interest rate swap contracts are indexed to LIBOR and include provisions for a replacement rate which we believe will be substantially equivalent to the all-in LIBOR-based interest rate in effect prior to its replacement.  Therefore, the Company believes the transition will not have a material impact on our consolidated financial statements. The Company is continuously monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued as interest rates may be adversely affected.  While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator.  In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

As of December 31, 2021 and 2020, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of December 31, 2021	Notional Amount as of December 31, 2020
	(In thousands)
Interest Rate Swap	—	$40,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$50,000	—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2021 and 2020. See Note 16 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of December 31, 2021		Derivatives As of December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$2,237	Other assets	$—
Interest rate swap liabilities	Other liabilities	935	Other liabilities	10,752

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$7,747	(17,364)	(1,975)
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	4,307	3,805	(1,919)

See Note 11 for additional information on the Company’s Accumulated other comprehensive income (loss) resulting from its interest rate swaps.

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with financial institutions the Company regards as credit-worthy.

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $1,258,000 as of December 31, 2021.

(13)EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted EPS.  Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	2021	2020	2019
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$157,557	108,363	121,662
Denominator – weighted average shares outstanding	40,255	39,185	37,442
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$157,557	108,363	121,662
Denominator:
Weighted average shares outstanding	40,255	39,185	37,442
Unvested restricted stock	122	111	85
Total Shares	40,377	39,296	37,527

(14)DEFINED CONTRIBUTION PLAN

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $1,106,000, $851,000 and $786,000 for 2021, 2020 and 2019, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)LEGAL MATTERS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.
(16)FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2021 and 2020.

	December 31,
	2021		2020
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$4,393	4,393	21	21
Interest rate swap assets	2,237	2,237	—	—
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	209,210	209,202	125,000	124,820
Unsecured debt (2)	1,245,000	1,267,702	1,110,000	1,141,803
Secured debt (2)	2,156	2,269	79,096	80,435
Interest rate swap liabilities	935	935	10,752	10,752

(1)Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as indicated in the notes below.
(2)Carrying amounts and fair values shown in the table exclude debt issuance costs (see Notes 5 and 6 for additional information).

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents:  The carrying amounts approximate fair value due to the short maturity of those instruments.
Interest rate swap assets (included in Other assets on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract (Level 2 input). See Note 12 for additional information on the Company’s interest rate swaps.
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
Interest rate swap liabilities (included in Other liabilities on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract (Level 2 input). See Note 12 for additional information on the Company’s interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17)SUBSEQUENT EVENTS

Subsequent to year-end, the Company sold Metro Business Park, a five-building, 189,000 square foot service center located in Phoenix, for $33.5 million. The Company expects to record a gain on the sale in the three months ended March 31, 2022.

Also subsequent to year-end, EastGroup closed on the acquisition of 50 acres of development land in the Mesa submarket of Phoenix, Arizona for approximately $13.6 million.

In January 2022, the Company and a group of lenders agreed to terms on the private placement of $150 million of senior unsecured notes with a fixed interest rate of 3.03% and a 10-year term. The notes dated February 3, 2022, are expected to be issued and sold in April 2022 and require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Also subsequent to year-end, the Company agreed to terms on a $100 million senior unsecured term loan with interest only payments, which bears interest at the annual rate of SOFR plus an applicable margin based on the Company’s senior unsecured long-term debt rating. The loan is expected to close on March 31, 2022 with a maturity date of September 29, 2028, providing a 6.5 year term. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan, providing a total effective fixed interest rate of 3.06%.

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
Westport Commerce Center	$—	980	3,800	3,239	980	7,039	8,019	5,327	1994	1983/87
Benjamin Distribution Center 1 & 2	—	843	3,963	2,047	883	5,970	6,853	4,455	1997	1996
Benjamin Distribution Center 3	—	407	1,503	747	407	2,250	2,657	1,735	1999	1988
Palm River Center	—	1,190	4,625	2,986	1,190	7,611	8,801	5,721	1997/98	1990/97/98
Palm River North 1 & 3	—	1,005	4,688	3,418	1,005	8,106	9,111	5,160	1998	2000
Palm River North 2	—	634	4,418	468	634	4,886	5,520	3,698	1997/98	1999
Palm River South 1	—	655	3,187	782	655	3,969	4,624	2,210	2000	2005
Palm River South 2	—	655	—	4,905	655	4,905	5,560	2,558	2000	2006
Walden Distribution Center 1	—	337	3,318	891	337	4,209	4,546	2,513	1997/98	2001
Walden Distribution Center 2	—	465	3,738	1,547	465	5,285	5,750	3,448	1998	1998
Oak Creek Distribution Center 1	—	1,109	6,126	1,487	1,109	7,613	8,722	4,957	1998	1998
Oak Creek Distribution Center 2	—	647	3,603	1,927	647	5,530	6,177	3,268	2003	2001
Oak Creek Distribution Center 3	—	439	—	3,270	556	3,153	3,709	1,515	2005	2007
Oak Creek Distribution Center 4	—	682	6,472	903	682	7,375	8,057	3,766	2005	2001
Oak Creek Distribution Center 5	—	724	—	6,078	916	5,886	6,802	2,935	2005	2007
Oak Creek Distribution Center 6	—	642	—	5,860	812	5,690	6,502	2,618	2005	2008
Oak Creek Distribution Center 7	—	740	—	6,399	740	6,399	7,139	922	2005	2017
Oak Creek Distribution Center 8	—	843	—	6,302	1,051	6,094	7,145	1,277	2005	2015
Oak Creek Distribution Center 9	—	618	—	5,187	781	5,024	5,805	1,928	2005	2009
Oak Creek Distribution Center A	—	185	—	1,517	185	1,517	1,702	644	2005	2008
Oak Creek Distribution Center B	—	227	—	1,574	227	1,574	1,801	669	2005	2008
Oak Creek Distribution Center C Land	—	355	—	425	355	425	780	11	2005	n/a
Airport Commerce Center	—	1,257	4,012	1,147	1,257	5,159	6,416	3,249	1998	1998
Westlake Distribution Center	—	1,333	6,998	2,849	1,333	9,847	11,180	6,598	1998	1998/99
Expressway Commerce Center 1	—	915	5,346	1,688	915	7,034	7,949	4,127	2002	2004
Expressway Commerce Center 2	—	1,013	3,247	1,066	1,013	4,313	5,326	2,470	2003	2001

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Silo Bend Distribution Center	—	4,131	27,497	5,665	4,132	33,161	37,293	10,408	2011	1987/90
Tampa East Distribution Center	—	791	4,758	727	791	5,485	6,276	2,014	2011	1984
Tampa West Distribution Center	—	2,139	8,502	1,776	2,140	10,277	12,417	3,361	2011	1975/93/94
Madison Distribution Center	—	495	2,779	612	495	3,391	3,886	1,211	2012	2007
Madison Distribution Center 2 & 3	—	624	—	7,123	624	7,123	7,747	1,689	2012	2015
Madison Distribution Center 4 & 5	—	565	—	8,411	565	8,411	8,976	1,831	2012	2016
Grand Oaks 75 Business Center 1	—	3,572	12,979	105	3,572	13,084	16,656	1,100	2019	2017
Grand Oaks 75 Business Center 2	—	2,589	10,226	2,329	2,589	12,555	15,144	753	2019	2019
Orlando
Chancellor Center	—	291	1,711	560	291	2,271	2,562	1,558	1996/97	1996/97
Exchange Distribution Center 1	—	603	2,414	2,441	603	4,855	5,458	3,786	1994	1975
Exchange Distribution Center 2	—	300	945	487	300	1,432	1,732	989	2002	1976
Exchange Distribution Center 3	—	320	997	450	320	1,447	1,767	1,021	2002	1980
Sunbelt Distribution Center	—	1,472	5,745	6,223	1,472	11,968	13,440	9,810	1989/97/98	1974/87/97/98
John Young Commerce Center 1	—	497	2,444	1,615	497	4,059	4,556	2,696	1997/98	1997/98
John Young Commerce Center 2	—	512	3,613	606	512	4,219	4,731	3,036	1998	1999
Sunport Center 1	—	555	1,977	1,234	555	3,211	3,766	1,959	1999	1999
Sunport Center 2	—	597	3,271	2,288	597	5,559	6,156	4,026	1999	2001
Sunport Center 3	—	642	3,121	1,326	642	4,447	5,089	2,766	1999	2002
Sunport Center 4	—	642	2,917	2,259	642	5,176	5,818	3,169	1999	2004
Sunport Center 5	—	750	2,509	2,597	750	5,106	5,856	3,183	1999	2005
Sunport Center 6	—	672	—	3,789	672	3,789	4,461	1,808	1999	2006
Southridge Commerce Park 1	—	373	—	5,279	373	5,279	5,652	3,343	2003	2006
Southridge Commerce Park 2	—	342	—	4,766	342	4,766	5,108	2,605	2003	2007
Southridge Commerce Park 3	—	547	—	5,756	547	5,756	6,303	2,785	2003	2007
Southridge Commerce Park 4	—	506	—	4,980	506	4,980	5,486	2,364	2003	2006
Southridge Commerce Park 5	—	382	—	4,548	382	4,548	4,930	2,525	2003	2006
Southridge Commerce Park 6	—	571	—	5,579	571	5,579	6,150	2,543	2003	2007
Southridge Commerce Park 7	—	520	—	6,787	520	6,787	7,307	3,147	2003	2008
Southridge Commerce Park 8	—	531	—	6,730	531	6,730	7,261	2,521	2003	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Southridge Commerce Park 9	—	468	—	6,462	468	6,462	6,930	2,512	2003	2012
Southridge Commerce Park 10	—	414	—	4,879	414	4,879	5,293	1,467	2003	2012
Southridge Commerce Park 11	—	513	—	5,939	513	5,939	6,452	1,921	2003	2012
Southridge Commerce Park 12	—	2,025	—	17,237	2,025	17,237	19,262	6,468	2005	2008
Horizon Commerce Park 1	—	991	—	6,605	991	6,605	7,596	1,852	2008	2014
Horizon Commerce Park 2	—	1,111	—	7,257	1,111	7,257	8,368	1,934	2008	2014
Horizon Commerce Park 3	—	991	—	6,583	991	6,583	7,574	1,442	2008	2016
Horizon Commerce Park 4	—	1,097	—	8,612	1,097	8,612	9,709	1,999	2008	2015
Horizon Commerce Park 5	—	1,108	—	8,608	1,108	8,608	9,716	1,508	2008	2017
Horizon Commerce Park 6	—	1,099	—	11,131	1,099	11,131	12,230	1,286	2008	2019
Horizon Commerce Park 7	—	962	—	7,641	962	7,641	8,603	1,598	2008	2017
Horizon Commerce Park 8 & 9	—	1,590	—	16,628	1,590	16,628	18,218	1,129	2008	2019
Horizon Commerce Park 10	—	846	—	6,601	846	6,601	7,447	951	2009	2018
Horizon Commerce Park 11	—	1,101	—	9,877	1,101	9,877	10,978	918	2009	2019
Horizon Commerce Park 12	—	1,416	—	10,581	1,416	10,581	11,997	1,540	2009	2017
Jacksonville
Deerwood Distribution Center	—	1,147	1,799	6,541	1,147	8,340	9,487	4,363	1989	1978
Phillips Distribution Center	—	1,375	2,961	5,229	1,375	8,190	9,565	6,098	1994	1984/95
Lake Pointe Business Park	—	3,442	6,450	10,983	3,442	17,433	20,875	13,437	1993	1986/87
Ellis Distribution Center	—	540	7,513	4,237	540	11,750	12,290	5,596	1997	1977
Westside Distribution Center	—	2,011	15,374	10,134	2,011	25,508	27,519	15,310	1997/2008	1984/85
Beach Commerce Center	—	476	1,899	898	476	2,797	3,273	1,696	2000	2000
Interstate Distribution Center	—	1,879	5,700	2,318	1,879	8,018	9,897	5,042	2005	1990
Flagler Center	—	7,317	14,912	1,307	7,317	16,219	23,536	2,830	2016	1997 & 2005
Ft. Lauderdale/Palm Beach area
Linpro Commerce Center	—	613	2,243	3,722	616	5,962	6,578	4,360	1996	1986
Cypress Creek Business Park	—	—	2,465	2,945	—	5,410	5,410	3,709	1997	1986
Lockhart Distribution Center	—	—	3,489	3,379	—	6,868	6,868	5,177	1997	1986
Interstate Commerce Center	—	485	2,652	2,025	485	4,677	5,162	2,806	1998	1988
Executive Airport Distribution Ctr	—	1,991	4,857	6,552	1,991	11,409	13,400	5,943	2001	2004/06
Sample 95 Business Park	—	2,202	8,785	5,197	2,202	13,982	16,184	9,067	1996/98	1990/99

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Blue Heron Distribution Center	—	975	3,626	2,881	975	6,507	7,482	4,254	1999	1986
Blue Heron Distribution Center 2	—	1,385	4,222	2,188	1,385	6,410	7,795	3,675	2004	1988
Blue Heron Distribution Center 3	—	450	—	2,899	450	2,899	3,349	1,266	2004	2009
Weston Commerce Park	—	4,163	9,951	1,740	4,163	11,691	15,854	1,888	2016	1998
Ft. Myers
SunCoast Commerce Center 1	—	911	—	4,841	928	4,824	5,752	2,173	2005	2008
SunCoast Commerce Center 2	—	911	—	5,037	928	5,020	5,948	2,424	2005	2007
SunCoast Commerce Center 3	—	1,720	—	6,720	1,763	6,677	8,440	2,912	2006	2008
SunCoast Commerce Center 4	—	1,733	—	7,548	1,762	7,519	9,281	1,307	2006	2017
SunCoast Commerce Center 5	—	1,511	—	6,737	1,594	6,654	8,248	823	2006	2019
SunCoast Commerce Center 6	—	1,537	—	7,080	1,594	7,023	8,617	557	2006	2019
SunCoast Commerce Center 7	—	1,533	—	7,041	1,533	7,041	8,574	136	2006	2020
SunCoast Commerce Center 8	—	1,533	—	6,789	1,533	6,789	8,322	492	2006	2020
Miami
Gateway Commerce Park 1	—	5,746	—	17,726	5,746	17,726	23,472	2,145	2016	2018
Gateway Commerce Park 4	—	4,711	—	20,013	4,711	20,013	24,724	314	2016	2020
Gateway Commerce Park 5	—	5,746	—	18,221	5,357	18,610	23,967	1,794	2016	2019
CALIFORNIA
San Francisco area
Wiegman Distribution Center 1	—	2,197	8,788	2,711	2,308	11,388	13,696	7,583	1996	1986/87
Wiegman Distribution Center 2	—	2,579	4,316	152	2,579	4,468	7,047	1,195	2012	1998
Huntwood Distribution Center	—	3,842	15,368	4,088	3,842	19,456	23,298	13,133	1996	1988
San Clemente Distribution Center	—	893	2,004	967	893	2,971	3,864	2,153	1997	1978
Yosemite Distribution Center	—	259	7,058	2,072	731	8,658	9,389	5,700	1999	1974/87
Los Angeles area
Eucalyptus Distribution Center	—	11,392	11,498	803	11,392	12,301	23,693	1,395	2018	1988
Kingsview Industrial Center	—	643	2,573	812	643	3,385	4,028	2,367	1996	1980
Dominguez Distribution Center	—	2,006	8,025	4,014	2,006	12,039	14,045	6,441	1996	1977
Main Street Distribution Center	—	1,606	4,103	1,013	1,606	5,116	6,722	3,251	1999	1999
Walnut Business Center	—	2,885	5,274	2,641	2,885	7,915	10,800	5,489	1996	1966/90

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Washington Distribution Center	—	1,636	4,900	840	1,636	5,740	7,376	3,728	1997	1996/97
Chino Distribution Center	—	2,544	10,175	1,623	2,544	11,798	14,342	9,600	1998	1980
Ramona Distribution Center	2,156	3,761	5,751	160	3,761	5,911	9,672	1,157	2014	1984
Industry Distribution Center 1	—	10,230	12,373	4,890	10,230	17,263	27,493	11,348	1998	1959
Industry Distribution Center 3	—	—	3,012	(157)	—	2,855	2,855	2,855	2007	1992
Chestnut Business Center	—	1,674	3,465	409	1,674	3,874	5,548	2,328	1998	1999
Los Angeles Corporate Center	—	1,363	5,453	4,364	1,363	9,817	11,180	6,796	1996	1986
Fresno
Shaw Commerce Center	—	2,465	11,627	8,059	2,465	19,686	22,151	13,535	1998	1978/81/87
San Diego
Eastlake Distribution Center	—	3,046	6,888	2,039	3,046	8,927	11,973	6,239	1997	1989
Miramar Land	—	13,980	—	29	13,981	28	14,009	1	2019	n/a
Ocean View Corporate Center	—	6,577	7,105	1,871	6,577	8,976	15,553	3,778	2010	2005
Rancho Distribution Center	—	16,180	11,140	326	16,180	11,466	27,646	511	2020	2006
Rocky Point Distribution Center 1	—	8,857	13,388	1	8,857	13,389	22,246	1,281	2019	2019
Rocky Point Distribution Center 2	—	7,623	11,614	1,423	7,623	13,037	20,660	542	2019	2019
Siempre Viva Distribution Center 1	—	4,628	9,211	368	4,628	9,579	14,207	916	2018	2003
Siempre Viva Distribution Center 2	—	2,868	5,694	125	2,877	5,810	8,687	419	2019	2002
TEXAS
Dallas
Allen Station 1 & 2	—	5,815	17,612	2,156	5,815	19,768	25,583	2,741	2018	2001
Arlington Tech Centre 1 & 2	—	2,510	10,096	3,307	2,515	13,398	15,913	626	2019	2019
Interstate Warehouse 1 & 2	—	1,746	4,941	3,934	1,746	8,875	10,621	7,558	1988	1978
Interstate Warehouse 3	—	519	2,008	1,674	519	3,682	4,201	2,729	2000	1979
Interstate Warehouse 4	—	416	2,481	899	416	3,380	3,796	1,950	2004	2002
Interstate Warehouse 5, 6, & 7	—	1,824	4,106	2,779	1,824	6,885	8,709	4,302	2009	1979/80/81
LakePort 1-3	—	2,984	—	21,208	2,984	21,208	24,192	317	2018	2020
Logistics Center 6 & 7	—	—	12,605	3,219	—	15,824	15,824	1,479	2019	2018
Venture Warehouses	—	1,452	3,762	2,889	1,452	6,651	8,103	5,811	1988	1979
ParkView Commerce Center 1-3	—	2,663	—	18,908	2,663	18,908	21,571	4,175	2014	2015
Shady Trail Distribution Center	—	635	3,621	1,408	635	5,029	5,664	3,056	2003	1998

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Valwood Distribution Center	—	4,361	34,405	4,469	4,361	38,874	43,235	13,168	2012	1986/87/97/98
Northfield Distribution Center	—	12,470	50,713	8,133	12,471	58,845	71,316	19,098	2013	1999-2001/03/04/08
Parc North 1-4	—	4,615	26,358	6,421	4,615	32,779	37,394	6,518	2016	2016
Parc North 5	—	1,286	—	7,966	1,286	7,966	9,252	789	2016	2019
Parc North 6	—	1,233	—	9,537	1,233	9,537	10,770	741	2016	2019
CreekView 1 & 2	—	3,275	—	14,883	3,275	14,883	18,158	3,279	2015	2017
CreekView 3 & 4	—	2,600	—	13,518	2,600	13,518	16,118	2,214	2015	2018
CreekView 5 & 6	—	2,682	—	12,910	2,681	12,911	15,592	1,136	2016	2020
CreekView 7 & 8	—	2,640	—	15,047	2,640	15,047	17,687	606	2016	2020
The Rock at Star Business Park	—	5,296	27,223	294	5,296	27,517	32,813	1,735	2020	2019
DFW Global Logistics Centre	—	—	86,564	68	—	86,632	86,632	1,106	2021	2014/15
Houston
World Houston Int’l Business Ctr 1 & 2	—	660	5,893	2,795	660	8,688	9,348	5,811	1998	1996
World Houston Int’l Business Ctr 3 & 4	—	820	5,130	874	707	6,117	6,824	3,900	1998	1998
World Houston Int’l Business Ctr 6	—	425	2,423	732	425	3,155	3,580	2,224	1998	1998
World Houston Int’l Business Ctr 7 & 8	—	680	4,584	5,600	680	10,184	10,864	6,964	1998	1998
World Houston Int’l Business Ctr 9	—	800	4,355	2,166	800	6,521	7,321	3,923	1998	1998
World Houston Int’l Business Ctr 10	—	933	4,779	904	933	5,683	6,616	3,348	2001	1999
World Houston Int’l Business Ctr 11	—	638	3,764	1,799	638	5,563	6,201	3,419	1999	1999
World Houston Int’l Business Ctr 12	—	340	2,419	383	340	2,802	3,142	1,855	2000	2002
World Houston Int’l Business Ctr 13	—	282	2,569	787	282	3,356	3,638	2,306	2000	2002
World Houston Int’l Business Ctr 14	—	722	2,629	1,350	722	3,979	4,701	2,542	2000	2003
World Houston Int’l Business Ctr 15	—	731	—	6,297	731	6,297	7,028	3,843	2000	2007
World Houston Int’l Business Ctr 16	—	519	4,248	1,840	519	6,088	6,607	3,594	2000	2005
World Houston Int’l Business Ctr 17	—	373	1,945	848	373	2,793	3,166	1,670	2000	2004
World Houston Int’l Business Ctr 19	—	373	2,256	1,327	373	3,583	3,956	2,219	2000	2004
World Houston Int’l Business Ctr 20	—	1,008	1,948	2,201	1,008	4,149	5,157	2,633	2000	2004
World Houston Int’l Business Ctr 21	—	436	—	4,142	436	4,142	4,578	2,053	2000/03	2006
World Houston Int’l Business Ctr 22	—	436	—	4,654	436	4,654	5,090	2,505	2000	2007
World Houston Int’l Business Ctr 23	—	910	—	7,438	910	7,438	8,348	3,788	2000	2007

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
World Houston Int’l Business Ctr 24	—	837	—	6,202	838	6,201	7,039	3,136	2005	2008
World Houston Int’l Business Ctr 25	—	508	—	4,486	508	4,486	4,994	2,137	2005	2008
World Houston Int’l Business Ctr 26	—	445	—	3,267	445	3,267	3,712	1,424	2005	2008
World Houston Int’l Business Ctr 27	—	837	—	5,202	838	5,201	6,039	2,600	2005	2008
World Houston Int’l Business Ctr 28	—	550	—	4,667	550	4,667	5,217	2,349	2005	2009
World Houston Int’l Business Ctr 29	—	782	—	4,179	974	3,987	4,961	1,680	2007	2009
World Houston Int’l Business Ctr 30	—	981	—	6,000	1,222	5,759	6,981	2,736	2007	2009
World Houston Int’l Business Ctr 31A	—	684	—	4,186	684	4,186	4,870	2,019	2008	2011
World Houston Int’l Business Ctr 31B	—	546	—	3,640	546	3,640	4,186	1,562	2008	2012
World Houston Int’l Business Ctr 32	—	1,225	—	5,655	1,526	5,354	6,880	1,880	2007	2012
World Houston Int’l Business Ctr 33	—	1,166	—	7,969	1,166	7,969	9,135	2,547	2011	2013
World Houston Int’l Business Ctr 34	—	439	—	3,453	439	3,453	3,892	1,153	2005	2012
World Houston Int’l Business Ctr 35	—	340	—	2,602	340	2,602	2,942	700	2005	2012
World Houston Int’l Business Ctr 36	—	684	—	4,959	684	4,959	5,643	1,738	2011	2013
World Houston Int’l Business Ctr 37	—	759	—	6,663	759	6,663	7,422	2,242	2011	2013
World Houston Int’l Business Ctr 38	—	1,053	—	7,881	1,053	7,881	8,934	2,495	2011	2013
World Houston Int’l Business Ctr 39	—	620	—	5,310	621	5,309	5,930	1,390	2011	2014
World Houston Int’l Business Ctr 40	—	1,072	—	9,426	1,072	9,426	10,498	2,305	2011	2014
World Houston Int’l Business Ctr 41	—	649	—	6,039	649	6,039	6,688	1,522	2011	2014
World Houston Int’l Business Ctr 42	—	571	—	4,814	571	4,814	5,385	1,073	2011	2015
World Houston Int’l Business Ctr 43	—	443	—	6,132	443	6,132	6,575	589	2011	2019
World Houston Int’l Business Ctr 44	—	653	—	8,579	653	8,579	9,232	245	2011	2020
World Houston Int’l Business Ctr 45	—	3,243	—	13,745	3,243	13,745	16,988	995	2015	2019
Glenmont Business Park	—	936	6,161	3,661	937	9,821	10,758	6,250	1998	1999/2000
Beltway Crossing Business Park 1	—	458	5,712	3,264	458	8,976	9,434	5,576	2002	2001
Beltway Crossing Business Park 2	—	415	—	3,222	415	3,222	3,637	1,577	2005	2007
Beltway Crossing Business Park 3	—	460	—	3,331	460	3,331	3,791	1,688	2005	2008
Beltway Crossing Business Park 4	—	460	—	3,307	460	3,307	3,767	1,627	2005	2008
Beltway Crossing Business Park 5	—	701	—	5,339	701	5,339	6,040	2,709	2005	2008
Beltway Crossing Business Park 6	—	618	—	6,486	618	6,486	7,104	2,681	2005	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Beltway Crossing Business Park 7	—	765	—	6,217	765	6,217	6,982	2,875	2005	2009
Beltway Crossing Business Park 8	—	721	—	5,662	721	5,662	6,383	2,572	2005	2011
Beltway Crossing Business Park 9	—	418	—	2,141	418	2,141	2,559	741	2007	2012
Beltway Crossing Business Park 10	—	733	—	4,082	733	4,082	4,815	1,356	2007	2012
Beltway Crossing Business Park 11	—	690	—	4,604	690	4,604	5,294	1,310	2007	2013
West Road Business Park 1	—	621	—	4,103	541	4,183	4,724	1,278	2012	2014
West Road Business Park 2	—	981	—	4,819	854	4,946	5,800	1,338	2012	2014
West Road Business Park 3	—	597	—	4,222	520	4,299	4,819	853	2012	2015
West Road Business Park 4	—	621	—	4,650	541	4,730	5,271	1,352	2012	2015
West Road Business Park 5	—	484	—	4,373	421	4,436	4,857	802	2012	2018
Ten West Crossing 1	—	566	—	3,041	566	3,041	3,607	1,035	2012	2013
Ten West Crossing 2	—	829	—	4,533	833	4,529	5,362	1,822	2012	2013
Ten West Crossing 3	—	609	—	4,565	613	4,561	5,174	1,565	2012	2013
Ten West Crossing 4	—	694	—	4,569	699	4,564	5,263	1,599	2012	2014
Ten West Crossing 5	—	933	—	5,970	940	5,963	6,903	1,806	2012	2014
Ten West Crossing 6	—	640	—	4,733	644	4,729	5,373	1,298	2012	2014
Ten West Crossing 7	—	584	—	5,388	589	5,383	5,972	1,428	2012	2015
Ten West Crossing 8	—	1,126	—	9,449	1,135	9,440	10,575	936	2012	2019
Northwest Crossing 1-3	—	5,665	—	19,082	5,665	19,082	24,747	399	2019	2020
El Paso
Butterfield Trail	—	—	20,725	9,897	—	30,622	30,622	22,448	1997/2000	1987/95
Rojas Commerce Park	—	900	3,659	4,059	900	7,718	8,618	5,965	1999	1986
Americas Ten Business Center 1	—	526	2,778	1,741	526	4,519	5,045	2,686	2001	2003
San Antonio
Alamo Downs Distribution Center	—	1,342	6,338	1,861	1,342	8,199	9,541	5,218	2004	1986/2002
Arion Business Park 1-13, 15	—	4,143	31,432	10,530	4,143	41,962	46,105	23,091	2005	1988-2000/06
Arion Business Park 14	—	423	—	4,011	423	4,011	4,434	1,911	2005	2006
Arion Business Park 16	—	427	—	3,715	427	3,715	4,142	1,799	2005	2007
Arion Business Park 17	—	616	—	4,413	616	4,413	5,029	2,793	2005	2007
Arion Business Park 18	—	418	—	2,402	418	2,402	2,820	1,274	2005	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Wetmore Business Center 1-4	—	1,494	10,804	3,919	1,494	14,723	16,217	8,857	2005	1998/99
Wetmore Business Center 5	—	412	—	3,870	412	3,870	4,282	2,085	2006	2008
Wetmore Business Center 6	—	505	—	4,093	505	4,093	4,598	1,946	2006	2008
Wetmore Business Center 7	—	546	—	5,333	546	5,333	5,879	2,190	2006	2008
Wetmore Business Center 8	—	1,056	—	8,368	1,056	8,368	9,424	4,042	2006	2008
Fairgrounds Business Park	—	1,644	8,209	2,720	1,644	10,929	12,573	6,222	2007	1985/86
Rittiman Distribution Center	—	1,083	6,649	671	1,083	7,320	8,403	2,190	2011	2000
Thousand Oaks Distribution Center 1	—	607	—	4,954	607	4,954	5,561	1,904	2008	2012
Thousand Oaks Distribution Center 2	—	794	—	4,844	794	4,844	5,638	1,747	2008	2012
Thousand Oaks Distribution Center 3	—	772	—	4,651	772	4,651	5,423	1,645	2008	2013
Thousand Oaks Distribution Center 4	—	753	—	4,752	753	4,752	5,505	1,094	2013	2015
Alamo Ridge Business Park 1	—	623	—	8,313	623	8,313	8,936	2,757	2007	2015
Alamo Ridge Business Park 2	—	402	—	5,368	402	5,368	5,770	1,328	2007	2015
Alamo Ridge Business Park 3	—	907	—	10,144	907	10,144	11,051	1,782	2007	2017
Alamo Ridge Business Park 4	—	354	—	7,480	355	7,479	7,834	2,073	2007	2017
Eisenhauer Point Business Park 1 & 2	—	1,881	—	14,767	1,881	14,767	16,648	3,412	2015	2016
Eisenhauer Point Business Park 3	—	577	—	6,125	577	6,125	6,702	1,506	2015	2017
Eisenhauer Point Business Park 4	—	555	—	4,832	555	4,832	5,387	875	2015	2017
Eisenhauer Point Business Park 5	—	818	—	7,015	818	7,015	7,833	1,438	2015	2018
Eisenhauer Point Business Park 6	—	569	—	4,869	569	4,869	5,438	568	2015	2018
Eisenhauer Point Business Park 7 & 8	—	1,000	—	22,243	2,593	20,650	23,243	2,241	2016	2019
Eisenhauer Point Business Park 9	—	632	—	5,729	632	5,729	6,361	444	2016	2019
Tri-County Crossing 1 & 2	—	1,623	—	14,816	1,623	14,816	16,439	1,690	2017	2019
Tri-County Crossing 3 & 4	—	1,733	—	14,442	1,733	14,442	16,175	583	2017	2020
Ridgeview 1 & 2	—	2,004	—	18,545	2,004	18,545	20,549	368	2018	2020
Austin
Colorado Crossing Distribution Center	—	4,602	19,757	833	4,595	20,597	25,192	7,161	2014	2009
Greenhill Distribution Center	—	802	3,273	328	802	3,601	4,403	436	2018	1999
Settlers Crossing 1	—	1,211	—	8,207	1,211	8,207	9,418	850	2017	2019
Settlers Crossing 2	—	1,306	—	7,553	1,306	7,553	8,859	1,007	2017	2019
Settlers Crossing 3 & 4	—	2,774	—	17,221	2,774	17,221	19,995	673	2017	2020

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Southpark Corporate Center 3 & 4	—	2,670	14,756	1,921	2,670	16,677	19,347	4,922	2015	1995
Southpark Corporate Center 5-7	—	1,301	7,589	1,342	1,301	8,931	10,232	1,724	2017	1995
Springdale Business Center	—	2,824	8,398	723	2,824	9,121	11,945	2,287	2015	2000
Texas Avenue	—	4,143	—	—	4,143	—	4,143	—	2021	1983
Wells Point One	—	907	4,904	571	907	5,475	6,382	587	2020	2001
ARIZONA
Phoenix area
Broadway Industrial Park 1	—	837	3,349	2,932	837	6,281	7,118	3,755	1996	1971
Broadway Industrial Park 2	—	455	482	390	455	872	1,327	589	1999	1971
Broadway Industrial Park 3	—	775	1,742	1,054	775	2,796	3,571	1,636	2000	1983
Broadway Industrial Park 4	—	380	1,652	1,163	380	2,815	3,195	1,841	2000	1986
Broadway Industrial Park 5	—	353	1,090	871	353	1,961	2,314	1,112	2002	1980
Broadway Industrial Park 6	—	599	1,855	913	599	2,768	3,367	1,901	2002	1979
Broadway Industrial Park 7	—	450	650	298	450	948	1,398	376	2011	1999
Kyrene Distribution Center	—	1,490	4,453	2,206	1,490	6,659	8,149	4,588	1999	1981/2001
Falcon Field Business Center	—	1,312	—	8,010	1,312	8,010	9,322	1,044	2015	2018
Southpark Distribution Center	—	918	2,738	2,005	918	4,743	5,661	3,014	2001	2000
Southpark Distribution Center 2	—	1,785	6,882	1,017	1,785	7,899	9,684	142	2021	1995
Santan 10 Distribution Center 1	—	846	2,647	711	846	3,358	4,204	1,883	2001	2005
Santan 10 Distribution Center 2	—	1,088	—	5,498	1,088	5,498	6,586	2,760	2004	2007
Chandler Freeways	—	1,525	—	7,381	1,525	7,381	8,906	2,280	2012	2013
Kyrene 202 Business Park 1	—	653	—	5,820	653	5,820	6,473	1,437	2011	2014
Kyrene 202 Business Park 2	—	387	—	3,414	387	3,414	3,801	836	2011	2014
Kyrene 202 Business Park 3, 4 & 5	—	1,244	—	11,878	1,244	11,878	13,122	1,638	2011	2018
Kyrene 202 Business Park 6	—	936	—	8,344	936	8,344	9,280	1,983	2011	2015
51st Avenue Distribution Center	—	300	2,029	1,261	300	3,290	3,590	2,414	1998	1987
East University Distribution Center 1 & 2	—	1,120	4,482	2,046	1,120	6,528	7,648	5,164	1998	1987/89
East University Distribution Center 3	—	444	698	461	444	1,159	1,603	611	2010	1981
55th Avenue Distribution Center	—	912	3,717	1,543	917	5,255	6,172	4,042	1998	1987
Interstate Commons Distribution Center 1	—	311	1,416	1,164	311	2,580	2,891	1,721	1999	1988

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Interstate Commons Distribution Center 2	—	2,298	7,088	2,958	2,298	10,046	12,344	632	2019	1988/2001
Interstate Commons Distribution Center 3	—	242	—	3,112	242	3,112	3,354	1,382	2000	2008
Airport Commons Distribution Center	—	1,000	1,510	1,780	1,000	3,290	4,290	2,435	2003	1971
40th Avenue Distribution Center	—	703	—	6,278	703	6,278	6,981	2,677	2004	2008
Sky Harbor Business Park	—	5,839	—	22,051	5,839	22,051	27,890	9,542	2006	2008
Sky Harbor Business Park 6	—	807	—	2,142	807	2,142	2,949	483	2014	2015
Ten Sky Harbor Business Center	—	1,568	—	5,132	1,569	5,131	6,700	1,074	2015	2016
Gilbert Crossroads A & B	—	2,825	—	14,145	2,825	14,145	16,970	966	2018	2020
Gilbert Crossroads C & D	—	3,602	—	19,417	3,602	19,417	23,019	154	2018	2021
Tucson
Country Club Commerce Center 1	—	506	3,564	4,526	693	7,903	8,596	3,979	1997/2003	1994/2003
Country Club Commerce Center 2	—	442	3,381	1,065	709	4,179	4,888	1,702	2007	2000
Country Club Commerce Center 3 & 4	—	1,407	—	12,286	1,575	12,118	13,693	5,568	2007	2009
Country Club Commerce Center 5	—	2,885	—	21,438	2,886	21,437	24,323	2,396	2016	2018
Airport Distribution Center	—	1,403	4,672	1,834	1,403	6,506	7,909	4,480	1998/2000	1995
Benan Distribution Center	—	707	1,842	751	707	2,593	3,300	1,657	2005	2001
NORTH CAROLINA
Charlotte area
NorthPark Business Park	—	2,758	15,932	5,517	2,758	21,449	24,207	12,146	2006	1987-89
Lindbergh Business Park	—	470	3,401	872	470	4,273	4,743	2,145	2007	2001/03
Commerce Park Center 1	—	765	4,303	1,072	765	5,375	6,140	2,722	2007	1983
Commerce Park Center 2	—	335	1,603	415	335	2,018	2,353	894	2010	1987
Commerce Park Center 3	—	558	2,225	1,214	558	3,439	3,997	1,502	2010	1981
Nations Ford Business Park	—	3,924	16,171	5,473	3,924	21,644	25,568	11,713	2007	1989/94
Airport Commerce Center	—	1,454	10,136	2,783	1,454	12,919	14,373	6,175	2008	2001/02
Airport Commerce Center 3	—	855	—	8,045	855	8,045	8,900	960	2008	2019
Interchange Park 1	—	986	7,949	795	986	8,744	9,730	3,690	2008	1989
Interchange Park 2	—	746	1,456	409	746	1,865	2,611	468	2013	2000
Ridge Creek Distribution Center 1	—	1,284	13,163	1,226	1,284	14,389	15,673	5,666	2008	2006
Ridge Creek Distribution Center 2	—	3,033	11,497	2,180	3,033	13,677	16,710	4,687	2011	2003
Ridge Creek Distribution Center 3	—	2,459	11,147	793	2,459	11,940	14,399	2,912	2014	2013

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Lakeview Business Center	—	1,392	5,068	1,237	1,392	6,305	7,697	2,324	2011	1996
Steele Creek 1	—	993	—	4,372	1,010	4,355	5,365	1,595	2013	2014
Steele Creek 2	—	941	—	4,771	957	4,755	5,712	1,529	2013	2014
Steele Creek 3	—	1,464	—	6,609	1,469	6,604	8,073	1,988	2013	2014
Steele Creek 4	—	684	—	4,040	687	4,037	4,724	1,244	2013	2015
Steele Creek 5	—	610	—	5,239	631	5,218	5,849	508	2013/14/15	2019
Steele Creek 6	—	867	—	7,149	919	7,097	8,016	1,520	2013/14	2016
Steele Creek 7	—	1,207	—	8,001	1,253	7,955	9,208	1,312	2013/14/15	2017
Steele Creek 9	—	949	—	10,191	1,090	10,050	11,140	771	2016	2019
Steele Creek 10	—	1,221	—	9,822	1,509	9,534	11,043	26	2016	2021
Waterford Distribution Center	—	654	3,392	989	654	4,381	5,035	1,848	2008	2000
SOUTH CAROLINA
Greenville
385 Business Park	—	1,308	10,822	529	1,308	11,351	12,659	1,137	2019	2019
GEORGIA
Atlanta
Shiloh 400 Business Center 1 & 2	—	3,092	14,216	2,538	3,064	16,782	19,846	3,570	2017	2008
Broadmoor Commerce Park 1	—	1,307	3,560	1,298	1,307	4,858	6,165	1,149	2017	1999
Broadmoor Commerce Park 2	—	519	—	7,392	519	7,392	7,911	793	2017	2018
Hurricane Shoals 1 & 2	—	4,284	12,449	4,157	4,284	16,606	20,890	2,630	2017	2017
Hurricane Shoals 3	—	497	—	9,834	644	9,687	10,331	290	2017	2020
Progress Center 1 & 2	—	1,297	9,015	332	1,297	9,347	10,644	1,995	2017	2017
Progress Center 3	—	465	4,285	—	465	4,285	4,750	44	2021	2008
Gwinnett 316	—	531	3,617	21	531	3,638	4,169	384	2018	1990
Cherokee 75 Business Center 1	—	1,183	6,727	(3)	1,183	6,724	7,907	274	2020	2020
Cherokee 75 Business Center 2	—	1,336	7,495	481	1,337	7,975	9,312	110	2021	2021
Northpoint 200	—	1,102	5,140	648	1,104	5,786	6,890	225	2021	2021
LOUISIANA
New Orleans
Elmwood Business Park	—	2,861	6,337	6,528	2,861	12,865	15,726	9,659	1997	1979

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Riverbend Business Park	—	2,557	17,623	10,306	2,557	27,929	30,486	19,097	1997	1984
COLORADO
Denver
Airways Business Center	—	6,137	39,637	1,203	6,137	40,840	46,977	3,396	2019	2007/08
Rampart Distribution Center 1	—	1,023	3,861	2,545	1,023	6,406	7,429	5,420	1988	1987
Rampart Distribution Center 2	—	230	2,977	1,660	230	4,637	4,867	3,550	1996/97	1997
Rampart Distribution Center 3	—	1,098	3,884	2,881	1,098	6,765	7,863	4,270	1997/98	1999
Rampart Distribution Center 4	—	590	—	8,340	590	8,340	8,930	1,991	2012	2014
Concord Distribution Center	—	1,051	4,773	1,062	1,051	5,835	6,886	2,650	2007	2000
Centennial Park	—	750	3,319	2,169	750	5,488	6,238	2,426	2007	1990
NEVADA
Las Vegas
Arville Distribution Center	—	4,933	5,094	825	4,933	5,919	10,852	2,401	2009	1997
Jones Corporate Park	—	13,068	26,325	1,942	13,068	28,267	41,335	4,701	2016	2016
Southwest Commerce Center	—	9,008	16,576	4,203	9,008	20,779	29,787	1,210	2019	2019
MISSISSIPPI
Jackson area
Interchange Business Park	—	343	5,007	5,378	343	10,385	10,728	7,255	1997	1981
Tower Automotive	—	—	9,958	1,959	17	11,900	11,917	6,242	2001	2002
Metro Airport Commerce Center 1	—	303	1,479	1,282	303	2,761	3,064	1,804	2001	2003
RIGHT OF USE ASSETS, NET - GROUND LEASES (OPERATING)	—	—	—	—	—	—	22,635	—	n/a	n/a
	2,156	539,975	1,347,289	1,636,812	544,505	2,979,571	3,546,711	1,035,098

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Development and Value-Add Properties (d):
CALIFORNIA
Siempre Viva 3-6	—	31,815	100,861	12	31,816	100,872	132,688	255	2021	2001-2003
Speed Distribution Center	—	15,282	—	52,536	15,290	52,528	67,818	—	2019	n/a
FLORIDA
SunCoast Commerce Center 12	—	1,552	—	2,626	785	3,393	4,178	—	2020	n/a
SunCoast Commerce Land	—	4,995	—	3,303	5,845	2,453	8,298	—	2020	n/a
Gateway Commerce Park 3	—	5,491	—	7,675	3,176	9,990	13,166	—	2016	n/a
Gateway Commerce Park Land	—	5,574	—	8,757	7,889	6,442	14,331	—	2016	n/a
Horizon Commerce Park Land	—	650	—	426	650	426	1,076	—	2008/09	n/a
Horizon West 2 & 3	—	2,895	—	14,295	2,895	14,295	17,190	10	2020	2021
Horizon West Land	—	17,633	—	7,529	17,635	7,527	25,162	—	2020	n/a
Grand Oaks 75 3	—	1,767	—	8,425	1,770	8,422	10,192	42	2019	2021
Grand Oaks 75 4	—	2,334	—	4,044	2,338	4,040	6,378	—	2019	n/a
Oak Creek Distribution Center Land	—	106	—	719	352	473	825	—	2005	n/a
TEXAS
45 Crossing Land	—	10,028	—	7,032	10,028	7,032	17,060	—	2021	n/a
Arlington Tech Centre Land	—	1,725	—	255	1,725	255	1,980	—	2020	n/a
Stonefield 35 Land	—	6,031	—	400	6,031	400	6,431	—	2021	n/a
Basswood 1 & 2	—	4,086	—	11,143	4,087	11,142	15,229	—	2019	n/a
Basswood Land	—	11,680	—	1,667	11,681	1,666	13,347	—	2019	n/a
CreekView 9 & 10	—	3,985	—	7,351	3,987	7,349	11,336	—	2020	n/a
LakePort 4-5	—	2,716	—	5,222	2,716	5,222	7,938	—	2018	n/a
McKinney 3 & 4	—	6,767	—	3,671	4,228	6,210	10,438	—	2020	n/a
McKinney Land	—	5,472	—	2,926	8,012	386	8,398	—	2020	n/a
Grand West Crossing 1	—	2,733	—	6,136	2,726	6,143	8,869	—	2019	n/a
Grand West Crossing Land	—	6,024	—	1,631	6,024	1,631	7,655	—	2019	n/a
Lee Road Land	—	2,689	—	(1)	1,960	728	2,688	—	2007	n/a
Springwood Business Park Land	—	6,208	—	153	6,208	153	6,361	—	2021	n/a
World Houston Int’l Business Ctr Land - 2011 expansion	—	1,636	—	1,898	1,824	1,710	3,534	—	2011	n/a
World Houston Int’l Business Ctr Land - 2015 expansion	—	2,798	—	1,797	2,798	1,797	4,595	—	2015	n/a
Americas Ten 2	—	2,516	—	6,584	2,518	6,582	9,100	—	2020	n/a
Ridgeview 3	—	839	—	4,965	839	4,965	5,804	—	2018	n/a

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Ridgeview Land	—	430	—	288	430	288	718	—	2018	n/a
Tri-County Crossing 5	—	871	—	4,729	871	4,729	5,600	—	2017	n/a
Tri-County Crossing 6	—	1,033	—	2,749	1,033	2,749	3,782	—	2017	n/a
NORTH CAROLINA
Skyway Logistics Park Land	—	12,038	—	210	12,038	210	12,248	—	2021	n/a
Steele Creek 8	—	544	—	2,184	673	2,055	2,728	—	2016/17	n/a
Steele Creek Land	—	1,866	—	990	1,866	990	2,856	—	2016/17	n/a
SOUTH CAROLINA
Access Point 1	—	884	9,606	2,032	893	11,629	12,522	198	2021	2021
Access Point 2	—	1,010	9,604	1,017	1,012	10,619	11,631	14	2021	2021
Hillside Land	—	1,593	—	143	1,595	141	1,736	—	2021	n/a
GEORGIA
I-20 West Business Center	—	1,670	—	1,294	1,647	1,317	2,964	—	2021	n/a
Cass White Land	—	2,923	—	134	2,923	134	3,057	—	2021	n/a
Riverside Parkway Land	—	1,955	—	46	1,955	46	2,001	—	2021	n/a
MISSISSIPPI
Metro Airport Commerce Center 2 Land	—	307	—	399	307	399	706	—	2001	n/a
	—	195,151	120,071	189,392	195,076	309,538	504,614	519
Total real estate owned (a)(b)	$2,156	735,126	1,467,360	1,826,204	739,581	3,289,109	4,051,325	1,035,617

(a)  Changes in Real Estate Properties and Development and Value-Add Properties follow:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of year	$3,519,085	3,264,566	2,817,145
Purchases of real estate properties	104,205	46,240	135,033
Development of real estate properties and value-add properties	415,260	195,446	318,288
Improvements to real estate properties	36,692	33,522	37,558
Right-of-use assets, net – ground leases	11,562	(924)	11,997
Real estate assets held for sale	(18,233)	—	—
Carrying amount of investments sold	(15,288)	(17,182)	(51,662)
Write-off of improvements	(1,958)	(2,583)	(3,793)
Balance at end of year (1)	$4,051,325	3,519,085	3,264,566

(1) Includes noncontrolling interest in joint ventures of $1,379,000, $852,000 and $3,148,000 at December 31, 2021, 2020 and 2019, respectively.

Changes in the accumulated depreciation on real estate properties follow:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of year	$955,328	871,139	814,915
Depreciation expense	104,910	96,290	86,590
Real estate assets held for sale	(12,538)	—	—
Accumulated depreciation on assets sold	(10,178)	(9,599)	(27,030)
Other	(1,905)	(2,502)	(3,336)
Balance at end of year	$1,035,617	955,328	871,139

(b)The estimated aggregate cost of real estate properties at December 31, 2021 for federal income tax purposes was approximately $3,974,390,000 before estimated accumulated tax depreciation of $749,711,000.  The federal income tax return for the year ended December 31, 2021, has not been filed and accordingly, this estimate is based on preliminary data.

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
February 16, 2022

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

/s/ D. Pike Aloian	/s/ H. Eric Bolton, Jr.
D. Pike Aloian, Director	H. Eric Bolton, Jr., Director
February 16, 2022	February 16, 2022

/s/ Donald F. Colleran	/s/ Hayden C. Eaves III
Donald F. Colleran, Director	Hayden C. Eaves III, Director
February 16, 2022	February 16, 2022

/s/ David M. Fields	/s/ Mary Elizabeth McCormick
David M. Fields, Director	Mary Elizabeth McCormick, Director
February 16, 2022	February 16, 2022

/s/ Katherine M. Sandstrom	/s/ David H. Hoster II
Katherine M. Sandstrom, Director	David H. Hoster II, Chairman of the Board
February 16, 2022	February 16, 2022

/s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer,
President and Director
(Principal Executive Officer)
February 16, 2022

/s/ STACI H. TYLER
Staci H. Tyler, Senior Vice-President, Chief Accounting Officer
and Secretary
(Principal Accounting Officer)
February 16, 2022

/s/ BRENT W. WOOD
Brent W. Wood, Executive Vice-President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
February 16, 2022