Form 10-Q
period 2022-03-31
EASTGROUP PROPERTIES INC
filed 2022-04-27
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of April 26, 2022 was 41,680,414.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2022

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Real estate properties	$3,637,496	3,546,711
Development and value-add properties	549,584	504,614
	4,187,080	4,051,325
Less accumulated depreciation	(1,061,190)	(1,035,617)
	3,125,890	3,015,708
Real estate assets held for sale	—	5,695
Unconsolidated investment	7,598	7,320
Cash	5,718	4,393
Other assets	205,529	182,220
TOTAL ASSETS	$3,344,735	3,215,336

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$195,317	207,066
Unsecured debt, net of debt issuance costs	1,267,084	1,242,570
Secured debt, net of debt issuance costs	2,115	2,142
Accounts payable and accrued expenses	126,708	109,760
Other liabilities	79,122	82,338
Total Liabilities	1,670,346	1,643,876

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 41,680,414 shares issued and outstanding at March 31, 2022 and 41,268,846 at December 31, 2021	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	1,956,328	1,886,820
Distributions in excess of earnings	(300,429)	(318,056)
Accumulated other comprehensive income	17,130	1,302
Total Stockholders’ Equity	1,673,033	1,570,070
Noncontrolling interest in joint ventures	1,356	1,390
Total Equity	1,674,389	1,571,460
TOTAL LIABILITIES AND EQUITY	$3,344,735	3,215,336

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
REVENUES
Income from real estate operations	$112,952	97,917
Other revenue	22	14
	112,974	97,931
EXPENSES
Expenses from real estate operations	31,064	27,820
Depreciation and amortization	36,341	30,313
General and administrative	4,310	4,036
Indirect leasing costs	175	330
	71,890	62,499
OTHER INCOME (EXPENSE)
Interest expense	(8,110)	(8,276)
Gain on sales of real estate investments	30,352	—
Other	278	201
NET INCOME	63,604	27,357
Net income attributable to noncontrolling interest in joint ventures	(24)	(18)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	63,580	27,339
Other comprehensive income - interest rate swaps	15,828	8,214
TOTAL COMPREHENSIVE INCOME	$79,408	35,553
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.54	0.69
Weighted average shares outstanding	41,246	39,673
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.54	0.69
Weighted average shares outstanding	41,359	39,765

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the three months ended March 31, 2022:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2021	$4	1,886,820	(318,056)	1,302	1,390	1,571,460
Net income	—	—	63,580	—	24	63,604
Net unrealized change in fair value of interest rate swaps	—	—	—	15,828	—	15,828
Common dividends declared – $1.10 per share	—	—	(45,953)	—	—	(45,953)
Stock-based compensation, net of forfeitures	—	2,594	—	—	—	2,594
Issuance of 385,538 shares of common stock, common stock offering, net of expenses	—	74,179	—	—	—	74,179
Withheld 34,251 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(7,265)	—	—	—	(7,265)
Net distributions to noncontrolling interest	—	—	—	—	(58)	(58)
BALANCE, MARCH 31, 2022	$4	1,956,328	(300,429)	17,130	1,356	1,674,389

For the three months ended March 31, 2021:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2020	$4	1,610,053	(329,667)	(10,752)	880	1,270,518
Net income	—	—	27,339	—	18	27,357
Net unrealized change in fair value of interest rate swaps	—	—	—	8,214	—	8,214
Common dividends declared – $0.79 per share	—	—	(31,672)	—	—	(31,672)
Stock-based compensation, net of forfeitures	—	2,147	—	—	—	2,147
Issuance of 317,538 shares of common stock, common stock offering, net of expenses	—	44,485	—	—	—	44,485
Withheld 30,252 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,240)	—	—	—	(4,240)
Net distributions to noncontrolling interest	—	—	—	—	(11)	(11)
BALANCE, MARCH 31, 2021	$4	1,652,445	(334,000)	(2,538)	887	1,316,798

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$63,604	27,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,341	30,313
Stock-based compensation expense	1,903	1,597
Gain on sales of real estate investments	(30,352)	—
Changes in operating assets and liabilities:
Accrued income and other assets	1,372	577
Accounts payable, accrued expenses and prepaid rent	9,380	18,842
Other	16	136
NET CASH PROVIDED BY OPERATING ACTIVITIES	82,264	78,822
INVESTING ACTIVITIES
Development and value-add properties	(127,112)	(47,539)
Real estate improvements	(9,840)	(9,128)
Net proceeds from sales of real estate investments	38,133	—
Leasing commissions	(9,344)	(6,687)
Changes in accrued development costs	4,494	870
Changes in other assets and other liabilities	(10,476)	(1,435)
NET CASH USED IN INVESTING ACTIVITIES	(114,145)	(63,919)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	217,290	96,798
Repayments on unsecured bank credit facilities	(229,187)	(129,480)
Proceeds from unsecured debt	100,000	50,000
Repayments on unsecured debt	(75,000)	—
Repayments on secured debt	(23)	(42,263)
Debt issuance costs	(648)	(223)
Distributions paid to stockholders (not including dividends accrued)	(46,033)	(31,863)
Proceeds from common stock offerings	74,179	46,427
Other	(7,372)	(4,252)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	33,206	(14,856)
INCREASE IN CASH AND CASH EQUIVALENTS	1,325	47
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,393	21
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,718	68
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $2,244 and $2,237 for 2022 and 2021, respectively	$5,476	6,503
Cash paid for operating lease liabilities	515	375
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$—	348

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)BASIS OF PRESENTATION
The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021 and the notes thereto. Certain reclassifications have been made in the 2021 consolidated financial statements to conform to the 2022 presentation.

(2)PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of EastGroup, its wholly owned subsidiaries and its investment in any joint ventures in which the Company has a controlling interest.

As of March 31, 2022 and December 31, 2021, EastGroup held a controlling interest in two joint venture arrangements. In 2019, the Company acquired 6.5 acres of land in San Diego, known by the Company as the Miramar land. Also in 2019, the Company acquired 41.6 acres of land in San Diego, known by the Company as the Otay Mesa land. During the year ended December 31, 2021, EastGroup began construction of Speed Distribution Center, a 519,000 square foot building on the Otay Mesa land, which was completed and transferred to the Company’s operating portfolio during the three months ended March 31, 2022. As of both March 31, 2022 and December 31, 2021, EastGroup had a 95% controlling interest in the Miramar land and a 99% controlling interest in Speed Distribution Center.

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

(4)LEASE REVENUE
The Company’s primary revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Lease income — operating leases	$84,945	73,382
Variable lease income (1)	28,007	24,535
Income from real estate operations	$112,952	97,917

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

(5)REAL ESTATE PROPERTIES
EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the three month periods ended March 31, 2022 and 2021, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $29,392,000 and $25,147,000 for the three months ended March 31, 2022 and 2021, respectively.

The Company’s Real estate properties and Development and value-add properties at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Real estate properties:
Land	$560,512	544,505
Buildings and building improvements	2,473,788	2,408,944
Tenant and other improvements	582,708	570,627
Right of use assets — Ground leases (operating) (1)	20,488	22,635
Development and value-add properties (2)	549,584	504,614
	4,187,080	4,051,325
Less accumulated depreciation	(1,061,190)	(1,035,617)
	$3,125,890	3,015,708

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

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. EastGroup determined that its real estate property acquisitions in 2021 and the first three months of 2022 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2021 and 2022 acquisitions.

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

Amortization expense for in-place lease intangibles was $2,465,000 and $1,431,000 for the three months ended March 31, 2022 and 2021, respectively. Amortization of above and below market lease intangibles increased rental income by $845,000 and $229,000 for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, EastGroup acquired the following properties:

REAL ESTATE PROPERTY ACQUIRED IN 2022	Location	Size	Date Acquired	Cost
		(Square feet)		(In thousands)
Value-add property acquired (1)
Cypress Preserve 1 & 2	Houston, TX	516,000	03/28/2022	$54,462
(1)Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use.  Acquired properties meeting either of the following two conditions are considered value-add properties:  (1) Less than 75% occupied as of the acquisition date (or will be less than 75% occupied within one year of acquisition date based on near term lease roll), or (2) 20% or greater of the acquisition cost will be spent to redevelop the property.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the consideration paid for the acquired assets and assumed liabilities in connection with the acquisition identified in the table above which was acquired during the three months ended March 31, 2022.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2022	Cost
(In thousands)
Land	$9,952
Buildings and building improvements	42,059
Tenant and other improvements	1,382
Total real estate properties acquired	53,393
In-place lease intangibles (1)	2,027
Below market lease intangibles (2)	(958)
Total assets acquired, net of liabilities assumed	$54,462
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

The leases in the properties acquired during the three months ended March 31, 2022 had a weighted average remaining lease term at acquisition of approximately 4.6 years.

During 2021, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2021	Location	Size	Date Acquired	Cost
		(Square feet)		(In thousands)
Operating properties acquired (1)
Southpark Distribution Center 2	Phoenix, AZ	79,000	06/10/2021	$9,177
DFW Global Logistics Centre	Dallas, TX	611,000	08/26/2021	89,829
Progress Center 3	Atlanta, GA	50,000	09/23/2021	5,000
Texas Avenue	Austin, TX	20,000	10/15/2021	4,143
Total operating property acquisitions		760,000		108,149

Value-add properties acquired (2)
Access Point 1	Greenville, SC	156,000	01/15/2021	10,501
Northpoint 200	Atlanta, GA	79,000	01/21/2021	6,516
Access Point 2	Greenville, SC	159,000	05/19/2021	10,743
Cherokee 75 Business Center 2	Atlanta, GA	105,000	06/17/2021	8,837
Siempre Viva Distribution Center 3-6	San Diego, CA	547,000	12/01/2021	134,479
Total value-add property acquisitions		1,046,000		171,076

Total acquired assets		1,806,000		$279,225
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the consideration paid for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the year ended December 31, 2021.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2021	Cost
(In thousands)
Land	$42,554
Buildings and building improvements	225,645
Tenant and other improvements	4,907
Right of use assets — Ground leases (operating)	12,708
Total real estate properties acquired	285,814
In-place lease intangibles (1)	9,949
Above market lease intangibles (1)	6
Below market lease intangibles (2)	(3,836)
Operating lease liabilities — Ground leases (3)	(12,708)
Total assets acquired, net of liabilities assumed	$279,225
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

The leases in the properties acquired during the year ended December 31, 2021 had a weighted average remaining lease term at acquisition of approximately 2.9 years.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three month periods ended March 31, 2022 and 2021.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of March 31, 2022. As of December 31, 2021, the Company owned one operating property that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. The property was sold, and a gain on the sale was recorded in the three months ended March 31, 2022.

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

The Company sold operating properties during the three months ended March 31, 2022, as shown in the table below. The results of operations and gains and losses on sales for the properties sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments. The Company did not consider its sales in 2022 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of Gain on sales of real estate investments for the three months ended March 31, 2022 and the year ended December 31, 2021 follows:

REAL ESTATE PROPERTIES SOLD	Location	Size	Date Sold	Net Sales Price	Basis	Recognized Gain
		(In square feet)		(In thousands)
2022
Metro Business Park	Phoenix, AZ	189,000	01/06/2022	$32,851	5,880	26,971
Cypress Creek Business Park (1)	Fort Lauderdale, FL	56,000	03/31/2022	5,282	1,901	3,381
Total for 2022		245,000		$38,133	7,781	30,352

2021
Jetport Commerce Park	Tampa, FL	284,000	11/09/2021	$44,260	5,401	38,859
(1)    Cypress Creek Business Park is located on a ground lease. In conjunction with the sale of the property, the Company fully amortized the associated right-of-use asset and liability of $1,745,000.

The Company had no sales during the three months ended March 31, 2021.

(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Leasing costs (principally commissions)	$124,493	116,772
Accumulated amortization of leasing costs	(43,320)	(42,193)
Leasing costs (principally commissions), net of accumulated amortization	81,173	74,579

Acquired in-place lease intangibles	32,362	31,561
Accumulated amortization of acquired in-place lease intangibles	(14,277)	(13,038)
Acquired in-place lease intangibles, net of accumulated amortization	18,085	18,523

Acquired above market lease intangibles	841	885
Accumulated amortization of acquired above market lease intangibles	(499)	(508)
Acquired above market lease intangibles, net of accumulated amortization	342	377

Straight-line rents receivable	54,248	51,970
Accounts receivable	3,892	7,133
Interest rate swap assets	17,130	2,237
Right of use assets — Office leases (operating)	1,861	1,984
Escrow deposits for pending acquisitions	7,275	3,050
Prepaid insurance	7,858	7,793
Goodwill	990	990
Receivable for tenant improvement cost reimbursements	140	7,680
Prepaid expenses and other assets	12,535	5,904
Total Other assets	$205,529	182,220

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10) DEBT

The Company’s debt is detailed below:

	March 31, 2022	December 31, 2021
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$197,313	209,210
Unamortized debt issuance costs	(1,996)	(2,144)
Unsecured bank credit facilities, net of debt issuance costs	195,317	207,066

Unsecured debt - fixed rate, carrying amount (1)	1,270,000	1,245,000
Unamortized debt issuance costs	(2,916)	(2,430)
Unsecured debt, net of debt issuance costs	1,267,084	1,242,570

Secured debt - fixed rate, carrying amount (1)	2,128	2,156
Unamortized debt issuance costs	(13)	(14)
Secured debt, net of debt issuance costs	2,115	2,142

Total debt, net of debt issuance costs	$1,464,516	1,451,778

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Until June 29, 2021, EastGroup had $350 million and $45 million unsecured bank credit facilities with margins over London Interbank Offered Rate (“LIBOR”) of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2022. The Company amended and restated these credit facilities on June 29, 2021, expanding their capacities to $425 million and $50 million, respectively, as detailed below.

The $425 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and a $325 million accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of March 31, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2022, the Company had $183,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 1.168%.

The Company's $50 million unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425 million facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2022, the interest rate was 1.227% on a balance of $14,313,000.

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

In February 2022, EastGroup repaid a $75 million unsecured term loan at maturity with an effectively fixed interest rate of 3.03%.

In March 2022, the Company closed a $100 million senior unsecured term loan with a 6.5 year term and interest only payments, which bears interest at an annual rate of the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (1.30% as of March 31, 2022) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s LIBOR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 3.06%.

Also during March 2022, the Company closed on the refinance of a $100 million senior unsecured term loan with 5 years remaining. The amended term loan provides for interest only payments currently at an interest rate of SOFR plus 85 basis points, based on the Company’s current credit ratings and consolidated leverage ratio, which is a 60 basis point reduction in the credit spread compared to the original term loan. The Company has an interest rate swap agreement which converts the loan’s

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SOFR rate component to a fixed interest rate for the entire term of the loan, providing a total effectively fixed interest rate of 1.80%.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs and Secured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of March 31, 2022, are as follows:

Years Ending December 31,	(In thousands)
2022 - Remainder of year	$87
2023	115,119
2024	120,122
2025	145,128
2026	141,672
2027 and beyond	750,000
Total	$1,272,128

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Property taxes payable	$18,755	4,494
Development costs payable	18,820	17,529
Retainage payable	13,779	10,576
Real estate improvements and capitalized leasing costs payable	7,920	5,798
Interest payable	8,876	6,547
Dividends payable	46,784	46,864
Book overdraft (1)	4,499	4,845
Other payables and accrued expenses	7,275	13,107
Total Accounts payable and accrued expenses	$126,708	109,760

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Security deposits	$30,057	28,343
Prepaid rent and other deferred income	15,083	16,401
Operating lease liabilities — Ground leases	20,814	22,898
Operating lease liabilities — Office leases	1,909	2,032

Acquired below market lease intangibles	8,819	8,124
Accumulated amortization of below market lease intangibles	(3,324)	(2,707)
Acquired below market lease intangibles, net of accumulated amortization	5,495	5,417

Interest rate swap liabilities	—	935
Tenant improvement cost liabilities	2,248	2,796
Other liabilities	3,516	3,516
Total Other liabilities	$79,122	82,338

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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$1,302	(10,752)
Other comprehensive income - interest rate swaps	15,828	8,214
Balance at end of period	$17,130	(2,538)

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2022, the Company had five interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR or SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $2,352,000 will be reclassified from Other comprehensive income as a decrease to Interest expense over the next twelve months.

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

In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended that SOFR plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. During the three months ended March 31, 2022, the Company entered into a new term loan and related swap which are both indexed to SOFR. Also, during the three months ended March 31, 2022, EastGroup refinanced an existing term loan modifying the index from LIBOR to SOFR, and concurrently amended the related swap to reference SOFR rather than LIBOR. The Company’s unsecured bank credit facilities and three of its senior unsecured term loans and interest rate swap contracts are indexed to LIBOR and include provisions for a replacement rate which we believe will be substantially equivalent to the all-in LIBOR-based interest rate in effect prior to its replacement. Therefore, management believes the transition will not have a material impact on the Company’s consolidated financial statements. The Company is continuously monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments indexed to LIBOR could also be impacted if LIBOR is limited or discontinued as interest rates may be adversely affected. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2022 and December 31, 2021, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of March 31, 2022	Notional Amount as of December 31, 2021
	(In thousands)
Interest Rate Swap	—	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$50,000	$50,000
Interest Rate Swap	$100,000	—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of March 31, 2022		Derivatives As of December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$17,130	Other assets	$2,237
Interest rate swap liabilities	Other liabilities	—	Other liabilities	935

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income recognized in Other comprehensive income on derivatives	$14,952	7,163
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	876	1,051

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $17,248,000 as of March 31, 2022.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$63,580	27,339
Denominator – weighted average shares outstanding	41,246	39,673
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$63,580	27,339
Denominator:
Weighted average shares outstanding	41,246	39,673
Unvested restricted stock	113	92
Weighted average diluted shares outstanding	41,359	39,765

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The annual equity compensation awards include components based on certain annual Company performance measures and individual annual performance goals over the upcoming year. The certain Company performance measures for 2022 are: (i) funds from operations (“FFO”) per share, (ii) cash same property net operating income change, (iii) debt-to-EBITDAre ratio, and (iv) fixed charge coverage. The Company begins recognizing expense for its estimate of the shares that could be earned pursuant to these awards on the grant date; the expense is adjusted to estimated performance levels during the performance period and to actual upon the determination of the awards. The shares are expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period (34% vests at the end of the one-year performance period and 33% vests in each of the following two years). Any shares issued pursuant to the individual annual performance goals are determined by the Committee in its discretion following the performance period. The Company begins recognizing the expense for the shares on the grant date and will expense on a straight-line basis over the remaining service period (34% vests at the end of the one-year performance period and 33% vests in each of the following two years).

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

Stock-based compensation cost for employees was $2,561,000 for the three months ended March 31, 2022, of which $691,000 was capitalized as part of the Company’s development costs. For the three months ended March 31, 2021, stock-based compensation cost for employees was $2,144,000, of which $550,000 was capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $33,000 for the three months ended March 31, 2022, and $3,000 for the same period in 2021.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the three months ended March 31, 2022, the Company withheld 34,251 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the three months ended March 31, 2022 was $7,013,000. As of the vesting dates, the aggregate fair value of shares that vested during the three months ended March 31, 2022 was $17,124,000.

Award Activity:	Three Months Ended March 31, 2022
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	106,212	$116.38
Granted (1) (2)	60,120	116.65
Forfeited	—	—
Vested	(80,565)	102.42
Unvested at end of period	85,767	$129.68

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.
(2) Does not include the restricted shares that may be earned if the performance goals established in 2020 and 2021 for long-term performance and in 2022 for annual and long-term performance are achieved. Depending on the actual level of achievement of the goals at the end of the open performance periods, the number of shares earned could range from zero to 105,485.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$5,718	5,718	4,393	4,393
Interest rate swap assets	17,130	17,130	2,237	2,237
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	197,313	197,280	209,210	209,202
Unsecured debt (2)	1,270,000	1,251,686	1,245,000	1,267,702
Secured debt (2)	2,128	2,170	2,156	2,269
Interest rate swap liabilities	—	—	935	935
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
Interest rate swap assets (included in Other assets on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR and SOFR swap curves and OIS curves,

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
observable for substantially the full term of the contract (Level 2 input). See Note 14 for additional information on the Company’s interest rate swaps.
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
Interest rate swap liabilities (included in Other liabilities on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR and SOFR swap curves and OIS curves, observable for substantially the full term of the contract (Level 2 input). See Note 14 for additional information on the Company’s interest rate swaps.

(18) RISKS AND UNCERTAINTIES
The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance due to the current coronavirus (“COVID-19”) pandemic or other general economic conditions, it may affect the Company’s ability to make distributions to its shareholders, service debt, or meet other financial obligations. Although COVID-19 has had an overall minimal impact on the Company in 2020, 2021 and during the first three months of 2022, EastGroup remains unable to predict any future impact that it may have on its business, financial condition, results of operations and cash flows.

(19) LEGAL MATTERS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.

(20) RECENT ACCOUNTING PRONOUNCEMENTS
EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, applies to the Company. See Note 14 in the Notes to Consolidated Financial Statements for the Company’s evaluation of ASU 2020-04.

(21) SUBSEQUENT EVENTS
In January 2022, the Company and a group of lenders agreed to terms on the private placement of $150 million of senior unsecured notes with a fixed interest rate of 3.03% and a 10-year term. The notes were issued and sold on April 20, 2022 and require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.
Subsequent to March 31, 2022, the Company closed on the acquisition of 25.8 acres of development land in Houston, known by the Company as Cypress Preserve Land, for approximately $7.8 million.
Also subsequent to March 31, 2022, the Company acquired Zephyr Distribution Center, a multi-tenant distribution building in the Hayward submarket of San Francisco containing 82,000 square feet, for $28.5 million. The building is currently in the lease-up phase of the development and value-add portfolio.
In April 2022, EastGroup closed on the acquisition of Mesa Gateway Commerce Park in Phoenix, Arizona for $18.3 million. This recently constructed 147,000 square foot building is currently in the lease-up phase of the development and value-add portfolio.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect EastGroup’s expectations and projections about the Company’s future results, performance, prospects, plans and opportunities. The Company has attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “goals,” “plans” or variations of such words and similar expressions. These forward-looking statements are based on information currently available to the Company and are subject to a number of known and unknown assumptions, risks, uncertainties and other factors that may cause the Company’s actual results, performance, plans or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. The Company does not undertake publicly to update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy the Company’s obligations under federal securities laws.

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
•construction costs could increase as a result of inflation impacting the cost to develop properties;
•increase in interest rates and ability to raise equity capital on attractive terms;
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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In addition, the Company’s current and continuing qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and depends on the Company’s ability to meet the various requirements imposed by the Code through actual operating results, distribution levels and diversity of stock ownership.

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

The COVID-19 pandemic has not had a materially disruptive effect on EastGroup’s operations, occupancy or rent collections to date. However, EastGroup cannot predict the severity and duration of the economic uncertainty related to the pandemic, and the pandemic’s effect on EastGroup’s customers and on the Company’s business, future financial condition and operating results cannot be predicted with certainty at this time. We have received a limited number of, and may in the future receive additional, rent relief requests from our tenants. As of March 31, 2022, we do not believe that these rent relief requests will have a material impact on our rental revenues. The discussions below, including without limitation with respect to liquidity, are subject to the future effects of the COVID-19 pandemic and the related actions to curb its spread, which continue to evolve.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. During the three months ended March 31, 2022, EastGroup issued 385,538 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $74.2 million. Also during the three months ended March 31, 2022, the Company closed a $100 million senior unsecured term loan with an effectively fixed interest rate of 3.06%. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During the three months ended March 31, 2022, EastGroup executed new and renewal leases on 2,553,000 square feet (5.4% of EastGroup’s total square footage of 47,375,000). For new and renewal leases signed during the first three months of 2022, average rental rates increased by 33.5% as compared to the former leases on the same spaces.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2021 through March 31, 2022), increased 7.4% for the three months ended March 31, 2022 as compared to the same period in 2021.

EastGroup’s operating portfolio was 98.8% leased and 97.9% occupied as of March 31, 2022, compared to 98.3% and 97.2%, respectively, at March 31, 2021.  As of April 26, 2022, the operating portfolio was 98.6% leased and 97.8% occupied. Leases scheduled to expire for the remainder of 2022 were 8.4% of the operating portfolio on a square foot basis at March 31, 2022, and this percentage was reduced to 7.1% as of April 26, 2022.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the three months ended March 31, 2022, EastGroup acquired Cypress Preserve 1 and 2, a value-add property containing 516,000 square feet in Houston for $54.5 million. EastGroup also acquired 50.2 acres of development land in Phoenix for $13.6 million. During the same period, the Company began construction of six development projects containing 953,000 square feet in six cities.  EastGroup also transferred two development and value-add properties (675,000 square feet) in San Diego and Greenville from its development and value-add program to real estate properties, with costs of $83.2 million at the date of transfer.  As of March 31, 2022, EastGroup’s development and value-add program consisted of 26 projects (4,699,000 square feet) located in 14 cities.  The projected total investment for the development and value-add projects, which were collectively 55% leased as of April 26, 2022, is $588.7 million, of which $168.6 million remained to be invested as of March 31, 2022.

There were no operating property acquisitions during the three months ended March 31, 2022.

During the three months ended March 31, 2022, EastGroup sold 245,000 square feet of operating properties, generating gross sales proceeds of $39.1 million. The Company recognized $30.4 million in Gain on sales of real estate investments during the three months ended March 31, 2022.

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

EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources. The Company’s chief decision makers use two primary measures of operating results in making decisions: (1) funds from operations (“FFO”) attributable to common stockholders, and (2) property net operating income (“PNOI”).

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three months ended March 31, 2022, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2021 through March 31, 2022. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
NET INCOME	$63,604	27,357
Gain on sales of real estate investments	(30,352)	—
Interest income	—	(1)
Other revenue	(22)	(14)
Indirect leasing costs	175	330
Depreciation and amortization	36,341	30,313
Company’s share of depreciation from unconsolidated investment	31	34
Interest expense	8,110	8,276
General and administrative expense	4,310	4,036
Noncontrolling interest in PNOI of consolidated joint ventures	(21)	(15)
PROPERTY NET OPERATING INCOME (“PNOI”)	82,176	70,316
PNOI from 2021 acquisitions	(2,404)	—
PNOI from 2021 and 2022 development and value-add properties	(6,880)	(1,332)
PNOI from 2021 and 2022 operating property dispositions	(8)	(700)
Other PNOI	11	(54)
SAME PNOI	72,895	68,230
Net lease termination fee income from same properties	(227)	(576)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$72,668	67,654

PNOI was calculated as follows for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Income from real estate operations	$112,952	97,917
Expenses from real estate operations	(31,064)	(27,820)
Noncontrolling interest in PNOI of consolidated joint ventures	(21)	(15)
PNOI from 50% owned unconsolidated investment	309	234
PROPERTY NET OPERATING INCOME (“PNOI”)	$82,176	70,316

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$63,580	27,339
Depreciation and amortization	36,341	30,313
Company’s share of depreciation from unconsolidated investment	31	34
Depreciation and amortization from noncontrolling interest	(3)	—
Gain on sales of real estate investments	(30,352)	—
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$69,597	57,686
Net income attributable to common stockholders per diluted share	$1.54	0.69
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$1.68	1.45
Diluted shares for earnings per share and funds from operations	41,359	39,765

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  For the three months ended March 31, 2022, FFO was $1.68 per share compared with $1.45 per share for the same period of 2021, an increase of 15.9%.

•For the three months ended March 31, 2022, PNOI increased by $11,860,000, or 16.9%, as compared to the same period in 2021. PNOI increased $5,548,000 from newly developed and value-add properties, $4,665,000 from same property operations and $2,404,000 from 2021 acquisitions; PNOI decreased $692,000 from operating properties sold in 2021 and 2022.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2021 through March 31, 2022). Same PNOI, excluding income from lease terminations, increased 7.4% for the three months ended March 31, 2022, as compared to the same period in 2021.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting periods (January 1, 2021 through March 31, 2022). Same property average occupancy was 97.8% for the three months ended March 31, 2022, compared to 97.1% for the same period of 2021.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2022 was 97.9%.  Quarter-end occupancy ranged from 96.8% to 97.6% over the previous four quarters ended March 31, 2021 to December 31, 2021.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (5.4% of total square footage) averaged 33.5% for the three months ended March 31, 2022.

•Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three months ended March 31, 2022 was $1,394,000, compared to $576,000 for the same period of 2021.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net recoveries of uncollectible rent of $106,000 and $78,000 for the three months ended March 31, 2022 and 2021, respectively. We evaluate the collectability of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the three months ended March 31, 2022 and also evaluated all deferred rent related to the COVID-19 pandemic for collectability.

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

FINANCIAL CONDITION
EastGroup’s Total Assets were $3,344,735,000 at March 31, 2022, an increase of $129,399,000 from December 31, 2021.  Total Liabilities increased $26,470,000 to $1,670,346,000, and Total Equity increased $102,929,000 to $1,674,389,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real Estate Properties
Real estate properties increased $90,785,000 during the three months ended March 31, 2022, primarily due to: (i) the transfer of two projects from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (ii) capital improvements at the Company’s properties; and (iii) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. These increases were partially offset by operating property dispositions discussed below.

During the three months ended March 31, 2022, the Company made capital improvements of $8,726,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $5,226,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

There were no operating property acquisitions during the three months ended March 31, 2022.

During the three months ended March 31, 2022, EastGroup sold 245,000 square feet of operating properties, generating gross sales proceeds of $39,110,000. The Company recognized $30,352,000 in Gain on sales of real estate investments during the three months ended March 31, 2022.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at March 31, 2022 consisted of projects in lease-up and under construction of $420,100,000 and prospective development (primarily land) of $129,484,000.  The Company’s total investment in Development and value-add properties at March 31, 2022 was $549,584,000 compared to $504,614,000 at December 31, 2021.  Total capital invested for development during the first three months of 2022 was $127,112,000, which primarily consisted of costs of $125,310,000 and $2,891,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $5,226,000 on properties subsequent to transfer to Real estate properties, partially offset by development spending prepaid in prior periods. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $2,469,000 and $1,689,000 for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, EastGroup acquired the following value-add property:

VALUE-ADD PROPERTY ACQUIRED IN 2022	Location	Size	Date Acquired	Cost
		(Square feet)		(In thousands)
Cypress Preserve 1 & 2	Houston, TX	516,000	03/28/2022	$54,462

Also during the three months ended March 31, 2022, the Company acquired 50.2 acres of development land in Phoenix for $13,588,000. Costs associated with these acquisitions are included in the Development and Value-Add Properties Activity table. These increases were offset by the transfer of two development and value-add projects to Real estate properties during the three months ended March 31, 2022 with a total investment of $83,231,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2022 (1)	For the Three Months Ended 3/31/2022	Cumulative as of 3/31/2022	Projected Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Access Point 2, Greenville, SC (2)	159,000	$—	63	11,694	13,400	05/22
Grand Oaks 75 3, Tampa, FL	136,000	—	363	10,555	12,700	06/22
Siempre Viva 3-6, San Diego, CA (2)	547,000	—	26	132,714	135,600	06/22
Horizon West 2 & 3, Orlando, FL	210,000	—	1,034	18,224	21,400	09/22
Cypress Preserve 1 & 2, Houston, TX (2)	516,000	—	53,409	53,409	57,800	03/23
Total Lease-Up	1,568,000	—	54,895	226,596	240,900
UNDER CONSTRUCTION
CreekView 9 & 10, Dallas, TX	145,000	—	1,881	13,217	17,200	07/22
SunCoast 12, Fort Myers, FL	79,000	—	1,319	5,497	9,300	07/22
Gateway 3, Miami, FL	133,000	—	2,768	15,934	19,400	08/22
Steele Creek 8, Charlotte, NC	72,000	—	3,169	5,897	8,400	08/22
Ridgeview 3, San Antonio, TX	88,000	—	1,354	7,158	9,700	10/22
World Houston 47, Houston, TX	139,000	4,506	1,395	5,901	19,100	12/22
Basswood 1 & 2, Fort Worth, TX	237,000	—	2,580	17,809	22,900	01/23
Tri-County Crossing 5, San Antonio, TX	105,000	—	1,931	7,531	10,300	04/23
Americas Ten 2, El Paso, TX	168,000	—	3,366	12,466	14,100	05/23
Grand West Crossing 1, Houston, TX	121,000	—	3,366	12,235	15,700	05/23
45 Crossing, Austin, TX	177,000	—	3,811	20,871	26,200	06/23
Grand Oaks 75 4, Tampa, FL	185,000	—	5,407	11,785	17,900	06/23
Tri-County Crossing 6, San Antonio, TX	124,000	—	2,814	6,596	9,900	06/23
LakePort 4 & 5, Dallas, TX	177,000		2,495	10,433	22,400	08/23
McKinney 3 & 4, Dallas, TX	212,000	—	5,191	15,629	26,300	08/23
Arlington Tech 3, Fort Worth, TX	77,000	1,980	959	2,939	10,300	10/23
Horizon West 4, Orlando, FL	295,000	6,176	4,423	10,599	28,700	10/23
I-20 West Business Center, Atlanta, GA	155,000	—	1,429	4,393	14,200	10/23
SunCoast 11, Fort Myers, FL	79,000	1,524	1,134	2,658	9,900	10/23
Hillside 1, Greenville, SC	122,000	632	183	815	11,600	12/23
Steele Creek 11 & 12, Charlotte, NC	241,000	2,857	284	3,141	24,300	01/24
Total Under Construction	3,131,000	17,675	51,259	193,504	347,800
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	655,000	—	14,511	14,511
Fort Myers, FL	464,000	(1,524)	823	7,597
Miami, FL	243,000	—	1,002	15,333
Orlando, FL	983,000	(6,176)	253	20,315
Tampa, FL	32,000	—	—	825
Atlanta, GA	580,000	—	257	5,315
Jackson, MS	28,000	—	—	706
Charlotte, NC	1,146,000	(2,857)	293	12,540
Greenville, SC	278,000	(632)	84	1,188
Austin, TX	274,000	—	907	7,338
Dallas, TX	172,000	—	108	8,506
Fort Worth, TX	575,000	(1,980)	220	13,567
Houston, TX	1,154,000	(4,506)	685	21,012
San Antonio, TX	55,000	—	13	731
Total Prospective Development	6,639,000	(17,675)	19,156	129,484
	11,338,000	$—	125,310	549,584
The Development and Value-Add Properties Activity table is continued on the following page.

		Costs Incurred
DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2022		Costs Transferred in 2022 (1)	For the Three Months Ended 3/31/2022	Cumulative as of 3/31/2022		Building Conversion Date
		(In thousands)
	Building Size (Square feet)
Access Point 1, Greenville, SC (2)	156,000	$—	7	12,529		01/22
Speed Distribution Center, San Diego, CA	519,000	—	2,884	70,702		03/22
Total Transferred to Real Estate Properties	675,000	$—	2,891	83,231	(3)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents value-add properties acquired by EastGroup.
(3) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $25,573,000 during the three months ended March 31, 2022, primarily due to depreciation expense, partially offset by the sale of two operating properties totaling 245,000 square feet.

Real Estate Assets Held for Sale
Real estate assets held for sale decreased $5,695,000 during the three months ended March 31, 2022. As of December 31, 2021, the Company owned one operating property that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. The property was sold, and a gain on the sale was recorded in the three months ended March 31, 2022. The Company did not classify any properties as held for sale as of March 31, 2022.

Other Assets
Other assets increased $23,309,000 during the three months ended March 31, 2022.  A summary of Other assets follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Leasing costs (principally commissions)	$124,493	116,772
Accumulated amortization of leasing costs	(43,320)	(42,193)
Leasing costs (principally commissions), net of accumulated amortization	81,173	74,579

Acquired in-place lease intangibles	32,362	31,561
Accumulated amortization of acquired in-place lease intangibles	(14,277)	(13,038)
Acquired in-place lease intangibles, net of accumulated amortization	18,085	18,523

Acquired above market lease intangibles	841	885
Accumulated amortization of acquired above market lease intangibles	(499)	(508)
Acquired above market lease intangibles, net of accumulated amortization	342	377

Straight-line rents receivable	54,248	51,970
Accounts receivable	3,892	7,133
Interest rate swap assets	17,130	2,237
Right of use assets — Office leases (operating)	1,861	1,984
Escrow deposits for pending acquisitions	7,275	3,050
Prepaid insurance	7,858	7,793
Goodwill	990	990
Receivable for tenant improvement cost reimbursements	140	7,680
Prepaid expenses and other assets	12,535	5,904
Total Other assets	$205,529	182,220

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $11,749,000 during the three months ended March 31, 2022, mainly due to repayments of $229,187,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $217,290,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs increased $24,514,000 during the three months ended March 31, 2022, primarily due to the closing of a $100 million senior unsecured term loan in March and the amortization of debt issuance costs, partially offset by the repayment of a $75 million term loan in February and new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Secured debt, net of debt issuance costs decreased $27,000 during the three months ended March 31, 2022.  The decrease resulted from regularly scheduled principal payments of $23,000 and amortization of premiums, partially offset by the amortization of debt issuance costs during the period.

Accounts payable and accrued expenses increased $16,948,000 during the three months ended March 31, 2022.  A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Property taxes payable	$18,755	4,494
Development costs payable	18,820	17,529
Retainage payable	13,779	10,576
Real estate improvements and capitalized leasing costs payable	7,920	5,798
Interest payable	8,876	6,547
Dividends payable	46,784	46,864
Book overdraft (1)	4,499	4,845
Other payables and accrued expenses	7,275	13,107
Total Accounts payable and accrued expenses	$126,708	109,760

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

Other liabilities decreased $3,216,000 during the three months ended March 31, 2022.  A summary of the Company’s Other liabilities follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Security deposits	$30,057	28,343
Prepaid rent and other deferred income	15,083	16,401
Operating lease liabilities — Ground leases	20,814	22,898
Operating lease liabilities — Office leases	1,909	2,032

Acquired below market lease intangibles	8,819	8,124
Accumulated amortization of below market lease intangibles	(3,324)	(2,707)
Acquired below market lease intangibles, net of accumulated amortization	5,495	5,417

Interest rate swap liabilities	—	935
Tenant improvement cost liabilities	2,248	2,796
Other liabilities	3,516	3,516
Total Other liabilities	$79,122	82,338

Equity
Additional paid-in capital increased $69,508,000 during the three months ended March 31, 2022, primarily due to the issuance of common stock under the Company’s continuous common equity offering program (as discussed in Liquidity and Capital Resources) and activity related to stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the three months ended March 31, 2022, EastGroup issued 385,538 shares of common stock under its continuous common equity offering program with net proceeds to the Company of $74,179,000.

For the three months ended March 31, 2022, Distributions in excess of earnings decreased $17,627,000 as a result of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $63,580,000 exceeding dividends on common stock of $45,953,000.

Accumulated other comprehensive income increased $15,828,000 during the three months ended March 31, 2022. The increase resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 13 and 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2022 was $63,580,000 ($1.54 per basic and diluted share), compared to $27,339,000 ($0.69 per basic and diluted share) for the same period in 2021. The following paragraphs explain the change:

•PNOI increased by $11,860,000 ($0.29 per diluted share), or 16.9%, for the three months ended March 31, 2022, as compared to the same period in 2021. PNOI increased $5,548,000 from newly developed and value-add properties, $4,665,000 from same property operations and $2,404,000 from 2021 acquisitions; PNOI decreased $692,000 from operating properties sold in 2021 and 2022. Lease termination fee income was $1,394,000 and $576,000 for the three month periods ended March 31, 2022 and 2021, respectively. The Company recorded net recoveries for uncollectible rent of $106,000 and $78,000 for the three months ended March 31, 2022 and 2021, respectively. Straight-lining of rent increased PNOI by $2,440,000 and $1,867,000 for the three months ended March 31, 2022 and 2021, respectively.

•EastGroup recognized gains on sales of real estate investments of $30,352,000 ($0.73 per diluted share) during the three months ended March 31, 2022. There were no sales during the three months ended March 31, 2021.

•Depreciation and amortization expense increased by $6,028,000 ($0.15 per diluted share) during the three months ended March 31, 2022, as compared to the same period in 2021.
EastGroup entered into 30 leases with certain rent concessions on 1,340,000 square feet during the three months ended March 31, 2022, with total rent concessions of $2,079,000 over the lives of the leases. During the same period of 2021, the Company entered into 50 leases with certain rent concessions on 1,571,000 square feet with total rent concessions of $4,315,000 over the lives of the leases.

The Company’s percentage of leased square footage was 98.8% at March 31, 2022, compared to 98.3% at March 31, 2021.  Occupancy at March 31, 2022 was 97.9% compared to 97.2% at March 31, 2021.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting periods (January 1, 2021 through March 31, 2022). Same property average occupancy for the three months ended March 31, 2022, was 97.8%, compared to 97.1% for the same period of 2021.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting periods (January 1, 2021 through March 31, 2022). The same property average rental rate was $6.87 per square foot for the three months ended March 31, 2022, compared to $6.45 per square foot for the same period of 2021.

Interest expense decreased $166,000 for the three months ended March 31, 2022, compared to the same period in 2021. The following table presents the components of Interest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$566	375	191
Amortization of facility fees - unsecured bank credit facilities	176	194	(18)
Amortization of debt issuance costs - unsecured bank credit facilities	163	140	23
Total variable rate interest expense	905	709	196
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	9,281	8,861	420
Secured debt interest (excluding amortization of debt issuance costs)	21	742	(721)
Amortization of debt issuance costs - unsecured debt	146	137	9
Amortization of debt issuance costs - secured debt	1	64	(63)
Total fixed rate interest expense	9,449	9,804	(355)
Total interest	10,354	10,513	(159)
Less capitalized interest	(2,244)	(2,237)	(7)
TOTAL INTEREST EXPENSE	$8,110	8,276	(166)
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.
The Company’s variable rate interest expense increased by $196,000 for the three months ended March 31, 2022, as compared to the same period in 2021 primarily due to increases in the Company’s average borrowings on its unsecured bank credit facilities as shown in the following table:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$244,405	134,812	109,593
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	0.94%	1.13%

The Company’s fixed rate interest expense decreased by $355,000 for the three months ended March 31, 2022, as compared to the same period in 2021 as a result of the unsecured debt and secured debt activity described below.

Interest expense from fixed rate unsecured debt increased by $420,000 during the three months ended March 31, 2022, as compared to the same period in 2021. The increases resulted from the Company’s unsecured debt activity described below. The details of the unsecured debt obtained in 2021 and 2022 are shown in the following table:

NEW UNSECURED DEBT IN 2021 AND 2022	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$50 Million Senior Unsecured Term Loan (1)	1.55%	03/18/2021	03/18/2025	$50,000
$125 Million Senior Unsecured Notes	2.74%	06/10/2021	06/10/2031	125,000
$100 Million Senior Unsecured Term Loan (2)	3.06%	03/31/2022	09/29/2028	100,000
Weighted Average/Total Amount for 2021 and 2022	2.64%			$275,000

(1) The interest rate on this unsecured term loan is comprised of LIBOR plus 100 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 1.55% as of March 31, 2022. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(2) The interest rate on this unsecured term loan is comprised of the Secured Overnight Financing Rate (“SOFR”) plus 130 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 3.06% as of March 31, 2022. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

The increase in interest expense from the new unsecured debt was partially offset by the refinance of a $100,000,000 senior unsecured term loan on March 25, 2022, which resulted in a 60 basis point reduction in the effectively fixed interest rate; and also by the repayment of the following unsecured debt during 2021 and 2022:

UNSECURED DEBT REPAID IN 2021 AND 2022	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$40 Million Senior Unsecured Term Loan	2.34%	07/30/2021	$40,000
$75 Million Senior Unsecured Term Loan	3.03%	02/28/2022	75,000
Weighted Average/Total Amount for 2021 and 2022	2.79%		$115,000

The increase in interest expense from unsecured debt was offset by a decrease in secured debt interest expense. Interest expense from secured debt decreased by $721,000 during the three month period ended March 31, 2022, as compared to the same period in 2021 as a result of regularly scheduled principal payments and the payoffs described in the table below. Regularly scheduled principal payments on secured debt were $23,000 during the three months ended March 31, 2022. During the year ended December 31, 2021, regularly scheduled principal payments on secured debt were $2,989,000. The Company did not repay any secured debt during the three month period ended March 31, 2022. The details of the secured debt repaid in 2021 are shown in the following table:

SECURED DEBT REPAID IN 2021	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
Colorado Crossing Distribution Center, Interstate Warehouse 1-3, Rojas Commerce Park, Steele Creek Commerce Park 1 & 2, Venture Warehouses and World Houston Int’l Business Ctr 3, 4 & 6-9	4.75%	03/08/2021	$40,841
Arion Business Park 18, Beltway Crossing Business Park 6 & 7, Commerce Park Center 2 & 3, Concord Distribution Center, Interstate Warehouse 5-7, Lakeview Business Center, Ridge Creek Distribution Center 2, Southridge Commerce Park 4 & 5 and World Houston Int’l Business Ctr 32	4.09%	10/07/2021	33,090
Weighted Average/Total Amount for 2021	4.45%		$73,931

EastGroup did not obtain any new secured debt during 2021 or the first three months of 2022.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $7,000 for the three months ended March 31, 2022, as compared to the same period of 2021, due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $6,028,000 for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to the operating properties acquired by the Company in 2021 and the properties transferred from Development and value-add properties in 2021 and 2022, partially offset by operating properties sold in 2021 and 2022.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, increased $30,352,000 for the three months ended March 31, 2022, as compared to the same period in 2021. The Company’s 2021 and 2022 sales transactions are described below in Real Estate Sold and Held for Sale.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three months ended March 31, 2022 and 2021 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2022	2021
		(In thousands)
Upgrade on Acquisitions	40 yrs	$278	45
Tenant Improvements:
New Tenants	Lease Life	3,456	2,642
Renewal Tenants	Lease Life	710	677
Other:
Building Improvements	5-40 yrs	2,569	1,783
Roofs	5-15 yrs	1,151	3,015
Parking Lots	3-5 yrs	236	262
Other	5 yrs	326	161
Total Real Estate Improvements (1)		$8,726	8,585

(1)Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Total Real Estate Improvements	$8,726	8,585
Change in Real Estate Property Payables	(192)	292
Change in Construction in Progress	1,306	251
Real estate improvements on the Consolidated Statements of Cash Flows	$9,840	9,128

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three months ended March 31, 2022 and 2021 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2022	2021
		(In thousands)
Development and Value-Add	Lease Life	$4,286	2,828
New Tenants	Lease Life	3,586	4,347
Renewal Tenants	Lease Life	3,401	1,954
Total Capitalized Leasing Costs (1)		$11,273	9,129
Amortization of Leasing Costs		$4,484	3,735
(1)Reconciliation of Total Capitalized Leasing Costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Total Capitalized Leasing Costs	$11,273	9,129
Change in Leasing Commissions Payables	(1,929)	(2,442)
Leasing commissions on the Consolidated Statements of Cash Flows	$9,344	6,687

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

The Company did not classify any properties as held for sale as of March 31, 2022. As of December 31, 2021, the Company owned one operating property that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. The property was sold in the first quarter of 2022, and the Company recorded a gain on the sale in the three months ended March 31, 2022.

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

The Company sold operating properties during the three months ended March 31, 2022, as shown in the table below. The results of operations and gains and losses on sales for the properties sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments. The Company did not consider its sales in 2022 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

A summary of Gain on sales of real estate investments for the three months ended March 31, 2022 and the year ended December 31, 2021 follows:

REAL ESTATE PROPERTIES SOLD	Location	Size	Date Sold	Net Sales Price	Basis	Recognized Gain
		(In square feet)		(In thousands)
2022
Metro Business Park	Phoenix, AZ	189,000	01/06/2022	$32,851	5,880	26,971
Cypress Creek Business Park (1)	Fort Lauderdale, FL	56,000	03/31/2022	5,282	1,901	3,381
Total for 2022		245,000		$38,133	7,781	30,352

2021
Jetport Commerce Park	Tampa, FL	284,000	11/09/2021	$44,260	5,401	38,859
(1)    Cypress Creek Business Park is located on a ground lease. In conjunction with the sale of the property, the Company fully amortized the associated right-of-use asset and liability of $1,745,000.

The Company had no sales during the three months ended March 31, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS
EastGroup has evaluated all ASUs recently released by the FASB through the date the financial statements were issued and determined that ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, applies to the Company. See Note 14 in the Notes to Consolidated Financial Statements for the Company’s evaluation of ASU 2020-04.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $82,264,000 for the three months ended March 31, 2022.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt; proceeds from common stock offerings; and net proceeds from sales of real estate investments.  The Company distributed $46,033,000 in common stock dividends during the three months ended March 31, 2022.  Other primary uses of cash were for repayments on unsecured bank credit facilities, unsecured debt; purchases of real estate; the construction and development of properties; capital improvements at various properties; and leasing commissions.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term, including after taking into account the effects of the COVID-19 pandemic. The Company expects liquidity sources and needs in future years to be consistent in nature with those for the three months ended March 31, 2022.

As of March 31, 2022, the Company was contractually obligated to pay the dividend declared in March 2022, which was paid in April 2022. An amount for dividends payable of $46,784,000 was included in Accounts payable and accrued expenses at March 31, 2022, which includes dividends payable on unvested restricted stock of $1,030,000, which are subject to continued service and will be paid upon vesting in future periods.

Total debt at March 31, 2022 and December 31, 2021 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount (1)	$197,313	209,210
Unamortized debt issuance costs	(1,996)	(2,144)
Unsecured bank credit facilities, net of debt issuance costs	195,317	207,066

Unsecured debt - fixed rate, carrying amount (2)	1,270,000	1,245,000
Unamortized debt issuance costs	(2,916)	(2,430)
Unsecured debt, net of debt issuance costs	1,267,084	1,242,570

Secured debt - fixed rate, carrying amount (2)	2,128	2,156
Unamortized debt issuance costs	(13)	(14)
Secured debt, net of debt issuance costs	2,115	2,142

Total debt, net of debt issuance costs	$1,464,516	1,451,778

(1)The Company’s balances under its unsecured bank credit facilities change depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.
(2)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Until June 29, 2021, EastGroup had $350 million and $45 million unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2022. The Company amended and restated these credit facilities on June 29, 2021, expanding their capacities to $425 million and $50 million, respectively, as detailed below.

The Company’s $425 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and a $325 million accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of March 31, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2022, the Company had $183,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 1.168%.

The Company's $50 million unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425 million facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2022, the interest rate was 1.227% on a balance of $14,313,000.

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

In January 2022, the Company and a group of lenders agreed to terms on the private placement of $150 million of senior unsecured notes with a fixed interest rate of 3.03% and a 10-year term. The notes were issued and sold on April 20, 2022 and require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In February 2022, EastGroup repaid a $75 million unsecured term loan at maturity with an effectively fixed interest rate of 3.03%.

In March 2022, the Company closed a $100 million senior unsecured term loan with a 6.5 year term and interest only payments, which bears interest at the annual rate of SOFR plus an applicable margin (1.30% as of March 31, 2022) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 3.06%.

Also during March 2022, the Company closed on the refinance of a $100 million senior unsecured term loan with five years remaining. The amended term loan provides for interest only payments currently at an interest rate of SOFR plus 85 basis points, based on the Company’s current credit ratings and consolidated leverage ratio, which is a 60 basis point reduction in the credit spread compared to the original term loan. The Company has an interest rate swap agreement which converts the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan, providing a total effectively fixed interest rate of 1.80%.

In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended that SOFR plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. During the three months ended March 31, 2022, the Company entered into a new term loan and related swap which are both indexed to SOFR. Also, during the three months ended March 31, 2022, EastGroup refinanced an existing term loan modifying the index from LIBOR to SOFR, and concurrently amended the related swap to reference SOFR rather than LIBOR. The Company’s unsecured bank credit facilities and three of its senior unsecured term loans and interest rate swap contracts are indexed to LIBOR and include provisions for a replacement rate which we believe will be substantially equivalent to the all-in LIBOR-based interest rate in effect prior to its replacement. Therefore, management believes the transition will not have a material impact on the Company’s consolidated financial statements. The Company is continuously monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments indexed to LIBOR could also be impacted if LIBOR is limited or discontinued as interest rates may be adversely affected. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

On December 20, 2019, EastGroup entered into sales agreements (the “December 2019 Sales Agreements”) with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; and Wells Fargo Securities, LLC in connection with the establishment of a new continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time. On July 28, 2021, the Company entered into a sales agreement (together with the December 2019 Sales Agreements, the “Sales Agreements”) with TD Securities (USA) LLC, which is substantially similar to the December 2019 Sales Agreements, and entered into corresponding amendments to the December 2019 Sales Agreements to include TD Securities (USA) LLC as a participating sales agent. Pursuant to the Sales Agreements, the shares may be offered and sold in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. As of April 27, 2022, the Company has sold an aggregate of 2,646,643 shares of common stock with gross proceeds of $443,147,000 under the Sales Agreements, and EastGroup may offer and sell additional shares of its common stock with an aggregate gross sales price of up to $306,853,000 through the sales agents.

During the three months ended March 31, 2022, EastGroup issued and sold 385,538 shares of common stock under its continuous common equity offering program at an average price of $194.53 per share with gross proceeds to the Company of $75,000,000. The Company incurred offering-related costs of $821,000 during the three months, resulting in net proceeds to the Company of $74,179,000.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2021, did not materially change during the three months ended March 31, 2022.

The Company has no material off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 14 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of March 31, 2022.

	April – December 2022	2023	2024	2025		2026	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	197,313	(1)	—	—	197,313	197,280	(2)
Weighted average interest rate	—	—	—	1.17%	(3)	—	—	1.17%
Unsecured debt - fixed rate (in thousands)	$—	115,000	120,000	145,000		140,000	750,000	1,270,000	1,251,686	(4)
Weighted average interest rate	—	2.96%	3.47%	3.12%		2.57%	3.00%	3.01%
Secured debt - fixed rate (in thousands)	$87	119	122	128		1,672	—	2,128	2,170	(4)
Weighted average interest rate	3.85%	3.85%	3.85%	3.85%		3.85%	—	3.85%

(1)The variable-rate unsecured bank credit facilities mature in July 2025 and as of March 31, 2022, have balances of $183,000,000 on the $425 million unsecured bank credit facility and $14,313,000 on the $50 million unsecured bank credit facility.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of March 31, 2022.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of March 31, 2022, it does not consider those exposures or positions that could arise after that date.  Based on the weighted average balance for the three months ended March 31, 2022, if the weighted average interest rate on the variable rate unsecured bank credit facilities changes by 10% or approximately 12 basis points, interest expense and cash flows would increase or decrease by approximately $231,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

The Company’s unsecured bank credit facilities and three of its unsecured term loans and related interest rate swaps are indexed to LIBOR. For a discussion of the risks associated with the discontinuation of LIBOR, see “Risk Factors—Financing Risks—The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s first fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2021, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022 (1)	19,690	$227.85	—	—
February 1, 2022 through February 28, 2022 (1)	14,561	190.89	—	—
March 1, 2022 through March 31, 2022	—	—	—	—
Total	34,251	$212.14	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations for those employees who elected this option in connection with the vesting of shares of restricted stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022:

Exhibit Number	Description
10.1
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

Date:  April 27, 2022

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer