Form 10-Q
period 2022-06-30
EASTGROUP PROPERTIES INC
filed 2022-07-27
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of July 26, 2022 was 43,566,016.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2022

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Real estate properties	$4,155,513	3,546,711
Development and value-add properties	554,363	504,614
	4,709,876	4,051,325
Less accumulated depreciation	(1,089,156)	(1,035,617)
	3,620,720	3,015,708
Real estate assets held for sale	—	5,695
Unconsolidated investment	7,376	7,320
Cash	5,555	4,393
Other assets	218,066	182,220
TOTAL ASSETS	$3,851,717	3,215,336

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$204,573	207,066
Unsecured debt, net of debt issuance costs	1,416,876	1,242,570
Secured debt, net of debt issuance costs	2,087	2,142
Accounts payable and accrued expenses	156,208	109,760
Other liabilities	85,899	82,338
Total Liabilities	1,865,643	1,643,876

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 43,566,016 shares issued and outstanding at June 30, 2022 and 41,268,846 at December 31, 2021	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; zero shares issued	—	—
Additional paid-in capital	2,263,072	1,886,820
Distributions in excess of earnings	(302,324)	(318,056)
Accumulated other comprehensive income	23,971	1,302
Total Stockholders’ Equity	1,984,723	1,570,070
Noncontrolling interest in joint ventures	1,351	1,390
Total Equity	1,986,074	1,571,460
TOTAL LIABILITIES AND EQUITY	$3,851,717	3,215,336

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Income from real estate operations	$118,498	99,562	231,450	197,479
Other revenue	55	13	77	27
	118,553	99,575	231,527	197,506
EXPENSES
Expenses from real estate operations	32,546	28,057	63,610	55,877
Depreciation and amortization	37,461	31,349	73,802	61,662
General and administrative	4,226	4,486	8,536	8,522
Indirect leasing costs	116	134	291	464
	74,349	64,026	146,239	126,525
OTHER INCOME (EXPENSE)
Interest expense	(8,970)	(8,181)	(17,080)	(16,457)
Gain on sales of real estate investments	10,647	—	40,999	—
Other	284	210	562	411
NET INCOME	46,165	27,578	109,769	54,935
Net income attributable to noncontrolling interest in joint ventures	(26)	(20)	(50)	(38)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	46,139	27,558	109,719	54,897
Other comprehensive income (loss) - interest rate swaps	6,841	(1,263)	22,669	6,951
TOTAL COMPREHENSIVE INCOME	$52,980	26,295	132,388	61,848
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.09	0.69	2.63	1.38
Weighted average shares outstanding	42,211	40,068	41,729	39,871
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.09	0.69	2.62	1.37
Weighted average shares outstanding	42,316	40,165	41,838	39,965

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the six months ended June 30, 2022:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2021	$4	1,886,820	(318,056)	1,302	1,390	1,571,460
Net income	—	—	63,580	—	24	63,604
Net unrealized change in fair value of interest rate swaps	—	—	—	15,828	—	15,828
Common dividends declared – $1.10 per share	—	—	(45,953)	—	—	(45,953)
Stock-based compensation, net of forfeitures	—	2,594	—	—	—	2,594
Issuance of 385,538 shares of common stock, common stock offering, net of expenses	—	74,179	—	—	—	74,179
Withheld 34,251 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(7,265)	—	—	—	(7,265)
Net distributions to noncontrolling interest	—	—	—	—	(58)	(58)
BALANCE, MARCH 31, 2022	4	1,956,328	(300,429)	17,130	1,356	1,674,389
Net income	—	—	46,139	—	26	46,165
Net unrealized change in fair value of interest rate swaps	—	—	—	6,841	—	6,841
Common dividends declared – $1.10 per share	—	—	(48,034)	—	—	(48,034)
Stock-based compensation, net of forfeitures	—	3,062	—	—	—	3,062
Issuance of 1,868,809 shares of common stock, net of expenses, in the purchase of real estate	—	303,682	—	—	—	303,682
Net distributions to noncontrolling interest	—	—	—	—	(31)	(31)
BALANCE, JUNE 30, 2022	$4	2,263,072	(302,324)	23,971	1,351	1,986,074

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$109,769	54,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,802	61,662
Stock-based compensation expense	4,320	4,011
Gain on sales of real estate investments	(40,999)	—
Changes in operating assets and liabilities:
Accrued income and other assets	598	305
Accounts payable, accrued expenses and prepaid rent	28,104	19,783
Other	558	714
NET CASH PROVIDED BY OPERATING ACTIVITIES	176,152	141,410
INVESTING ACTIVITIES
Development and value-add properties	(283,451)	(115,113)
Purchases of real estate	(2,049)	(9,177)
Real estate improvements	(21,723)	(18,094)
Net proceeds from sales of real estate investments	51,006	—
Leasing commissions	(18,362)	(16,813)
Changes in accrued development costs	16,062	13,126
Changes in other assets and other liabilities	(2,621)	526
NET CASH USED IN INVESTING ACTIVITIES	(261,138)	(145,545)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	501,523	195,137
Repayments on unsecured bank credit facilities	(504,314)	(320,137)
Proceeds from unsecured debt	250,000	175,000
Repayments on unsecured debt	(75,000)	—
Repayments on secured debt	(60,047)	(42,924)
Debt issuance costs	(1,030)	(2,475)
Distributions paid to stockholders (not including dividends accrued)	(91,787)	(63,403)
Proceeds from common stock offerings	74,249	105,891
Common stock offering related costs	(70)	(146)
Other	(7,376)	(4,264)
NET CASH PROVIDED BY FINANCING ACTIVITIES	86,148	42,679
INCREASE IN CASH AND CASH EQUIVALENTS	1,162	38,544
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,393	21
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,555	38,565
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $4,943 and $4,394 for 2022 and 2021, respectively	$15,382	15,760
Cash paid for operating lease liabilities	962	751
Common stock issued in the purchase of real estate	303,682	—
Debt assumed in the purchase of real estate	60,000	—
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$398	348

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

As of June 30, 2022 and December 31, 2021, EastGroup held a controlling interest in two joint venture arrangements. In 2019, the Company acquired 6.5 acres of land in San Diego, known by the Company as the Miramar land. Also in 2019, the Company acquired 41.6 acres of land in San Diego, known by the Company as the Otay Mesa land. During the year ended December 31, 2021, EastGroup began construction of Speed Distribution Center, a 519,000 square foot building on the Otay Mesa land, which was completed and transferred to the Company’s operating portfolio during the three months ended March 31, 2022. As of June 30, 2022 and December 31, 2021, EastGroup had a 95% controlling interest in the Miramar land and a 99% controlling interest in Speed Distribution Center.

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

(4)LEASE REVENUE
The Company’s primary revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Lease income — operating leases	$88,931	74,358	173,876	147,740
Variable lease income (1)	29,567	25,204	57,574	49,739
Income from real estate operations	$118,498	99,562	231,450	197,479

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

(5)REAL ESTATE PROPERTIES
EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the six month periods ended June 30, 2022 and 2021, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $30,715,000 and $60,107,000 for the three and six months ended June 30, 2022, respectively, and $25,858,000 and $51,005,000 for the same periods in 2021.

The Company’s Real estate properties and Development and value-add properties at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Real estate properties:
Land	$689,195	544,505
Buildings and building improvements	2,840,948	2,408,944
Tenant and other improvements	605,251	570,627
Right of use assets — Ground leases (operating) (1)	20,119	22,635
Development and value-add properties (2)	554,363	504,614
	4,709,876	4,051,325
Less accumulated depreciation	(1,089,156)	(1,035,617)
	$3,620,720	3,015,708

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

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2021 and the first six months of 2022 are considered to be acquisitions of groups of similar identifiable assets;

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Amortization expense for in-place lease intangibles was $2,198,000 and $4,663,000 for the three and six months ended June 30, 2022, respectively, and $1,307,000 and $2,738,000 for the same periods in 2021. Amortization of above and below market lease intangibles increased rental income by $507,000 and $1,352,000 for the three and six months ended June 30, 2022, respectively, and $245,000 and $474,000 for the same periods in 2021.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the six months ended June 30, 2022, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2022	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)
Cebrian Distribution Center and Reed Distribution Center (3)	Sacramento, CA	329,000	06/01/2022	$49,726
6th Street Business Center, Benicia Distribution Center 1-5, Ettie Business Center, Laura Alice Business Center, Preston Distribution Center, Sinclair Distribution Center, Transit Distribution Center and Whipple Business Center (3)	San Francisco, CA	1,377,000	06/01/2022	309,404
Total operating property acquisitions		1,706,000		359,130

Value-add properties acquired (4)
Cypress Preserve 1 & 2	Houston, TX	516,000	03/28/2022	54,462
Zephyr Distribution Center	San Francisco, CA	82,000	04/08/2022	29,017
Mesa Gateway Commerce Center	Phoenix, AZ	147,000	04/15/2022	18,315
Total value-add property acquisitions		745,000		101,794

Total acquired assets		2,451,000		$460,924
(1)Cost is calculated in accordance with FASB ASC 805, Business Combinations, and represents the sum of the purchase price, closing costs and capitalized acquisition costs.
(2)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets.
(3)The Company acquired these operating properties along with two land parcels, also in Sacramento, CA and San Francisco, CA, in connection with its acquisition of Tulloch Corporation in June 2022. Size and cost are presented on an aggregate basis for the properties located in Sacramento, CA and San Francisco, CA, respectively. In consideration for this acquisition, the Company assumed a $60,000,000 loan and issued 1,868,809 shares of the Company’s common stock. The acquisition date fair value of the loan assumed was $60,000,000, and the acquisition date fair value of the common shares, which was based on the closing share price on the acquisition date, was $303,756,000.
(4)Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use.  Acquired properties meeting either of the following two conditions are considered value-add properties:  (1) Less than 75% occupied as of the acquisition date (or will be less than 75% occupied within one year of acquisition date based on near term lease roll), or (2) 20% or greater of the acquisition cost will be spent to redevelop the property.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisition identified in the table above which was acquired during the six months ended June 30, 2022.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2022	Cost
(In thousands)
Land	$126,067
Buildings and building improvements	315,996
Tenant and other improvements	11,502
Total real estate properties acquired	453,565
In-place lease intangibles (1)	11,418
Below market lease intangibles (2)	(4,059)
Total assets acquired, net of liabilities assumed	$460,924
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

The leases in the properties acquired during the six months ended June 30, 2022 had a weighted average remaining lease term at acquisition of approximately 3.7 years.

Also during the six months ended June 30, 2022, the Company acquired 177.5 acres of development land in Miami, Houston, Phoenix, San Francisco, Sacramento and Atlanta for $54,751,000. The land acquisitions in San Francisco and Sacramento were acquired in connection with the Company’s acquisition of Tulloch Corporation in June 2022.

During 2021, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2021	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)
Southpark Distribution Center 2	Phoenix, AZ	79,000	06/10/2021	$9,177
DFW Global Logistics Centre	Dallas, TX	611,000	08/26/2021	89,829
Progress Center 3	Atlanta, GA	50,000	09/23/2021	5,000
Texas Avenue	Austin, TX	20,000	10/15/2021	4,143
Total operating property acquisitions		760,000		108,149

Value-add properties acquired (3)
Access Point 1	Greenville, SC	156,000	01/15/2021	10,501
Northpoint 200	Atlanta, GA	79,000	01/21/2021	6,516
Access Point 2	Greenville, SC	159,000	05/19/2021	10,743
Cherokee 75 Business Center 2	Atlanta, GA	105,000	06/17/2021	8,837
Siempre Viva Distribution Center 3-6	San Diego, CA	547,000	12/01/2021	134,479
Total value-add property acquisitions		1,046,000		171,076

Total acquired assets		1,806,000		$279,225
(1)Represents the sum of the purchase price, closing costs and capitalized acquisition costs.
(2)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets.
(3)Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use.  Acquired properties meeting either of the following two conditions are considered value-add properties:  (1) Less than 75% occupied as of the acquisition date (or will be less than 75% occupied within one year of acquisition date based on near term lease roll), or (2) 20% or greater of the acquisition cost will be spent to redevelop the property.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the year ended December 31, 2021.

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

Also during 2021, the Company acquired 365.8 acres of development land in Austin, Houston, Charlotte, Greenville and Atlanta for $41,065,000.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three and six month periods ended June 30, 2022 and 2021.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of June 30, 2022. As of December 31, 2021, the Company owned one operating property that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. The property was sold, and a gain on the sale was recorded in the three months ended March 31, 2022.

In accordance with ASC 360 and ASC 205, Presentation of Financial Statements, the Company would report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, the Company would provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation.

The Company sold operating properties during the six months ended June 30, 2022, as shown in the table below. The results of operations and gains and losses on sales for the properties sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments. The Company did not consider its sales in 2022 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of Gain on sales of real estate investments for the six months ended June 30, 2022 and the year ended December 31, 2021 follows:

REAL ESTATE PROPERTIES SOLD	Location	Size	Date Sold	Net Sales Price	Basis	Recognized Gain
		(In square feet)		(In thousands)
2022
Metro Business Park	Phoenix, AZ	189,000	01/06/2022	$32,851	5,880	26,971
Cypress Creek Business Park (1)	Fort Lauderdale, FL	56,000	03/31/2022	5,282	1,901	3,381
World Houston 15 East	Houston, TX	42,000	05/11/2022	12,873	2,226	10,647
Total for 2022		287,000		$51,006	10,007	40,999

2021
Jetport Commerce Park	Tampa, FL	284,000	11/09/2021	$44,260	5,401	38,859
(1)    Cypress Creek Business Park is located on a ground lease. In conjunction with the sale of the property, the Company fully amortized the associated right-of-use asset and liability of $1,745,000.

The Company had no sales during the six months ended June 30, 2021.

(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Leasing costs (principally commissions)	$130,445	116,772
Accumulated amortization of leasing costs	(45,555)	(42,193)
Leasing costs (principally commissions), net of accumulated amortization	84,890	74,579

Acquired in-place lease intangibles	39,992	31,561
Accumulated amortization of acquired in-place lease intangibles	(14,714)	(13,038)
Acquired in-place lease intangibles, net of accumulated amortization	25,278	18,523

Acquired above market lease intangibles	840	885
Accumulated amortization of acquired above market lease intangibles	(532)	(508)
Acquired above market lease intangibles, net of accumulated amortization	308	377

Straight-line rents receivable	55,648	51,970
Accounts receivable	4,206	7,133
Interest rate swap assets	24,912	2,237
Right of use assets — Office leases (operating)	2,140	1,984
Escrow deposits for pending acquisitions	4,450	3,050
Prepaid insurance	5,930	7,793
Goodwill	990	990
Receivable for tenant improvement cost reimbursements	566	7,680
Prepaid expenses and other assets	8,748	5,904
Total Other assets	$218,066	182,220

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10) DEBT

The Company’s debt is detailed below:

	June 30, 2022	December 31, 2021
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$206,419	209,210
Unamortized debt issuance costs	(1,846)	(2,144)
Unsecured bank credit facilities, net of debt issuance costs	204,573	207,066

Unsecured debt - fixed rate, carrying amount (1)	1,420,000	1,245,000
Unamortized debt issuance costs	(3,124)	(2,430)
Unsecured debt, net of debt issuance costs	1,416,876	1,242,570

Secured debt - fixed rate, carrying amount (1)	2,099	2,156
Unamortized debt issuance costs	(12)	(14)
Secured debt, net of debt issuance costs	2,087	2,142

Total debt, net of debt issuance costs	$1,623,536	1,451,778

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

The $425 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and a $325 million accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of June 30, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of June 30, 2022, the Company had $170,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 2.058%.

The Company's $50 million unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425 million facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of June 30, 2022, the interest rate was 2.562% on a balance of $36,419,000.

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

In March 2022, the Company closed a $100 million senior unsecured term loan with a 6.5-year term and interest only payments, which bears interest at an annual rate of the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1.30% as of June 30, 2022) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 3.06%.

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

In June 2022, the Company assumed a $60 million loan in connection with the acquisition of Tulloch Corporation, the owner of an industrial real estate portfolio comprised of 14 operating properties and two parcels of land, which was immediately repaid with no penalty during June 2022.

Also during June 2022, the Company agreed to terms with a bank on a $75 million senior unsecured term loan with interest- only payments, bearing interest at the annual rate of SOFR plus an applicable margin based on the Company’s senior unsecured long-term debt rating and consolidated leverage ratio. The loan is expected to close in the third quarter of 2022 and have a five-year term. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan, providing a total effective fixed interest rate of 4.00%.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs and Secured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of June 30, 2022, are as follows:

Years Ending December 31,	(In thousands)
2022 - Remainder of year	$58
2023	115,119
2024	120,122
2025	145,128
2026	141,672
2027 and beyond	900,000
Total	$1,422,099

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Property taxes payable	$35,603	4,494
Development costs payable	27,699	17,529
Retainage payable	16,468	10,576
Real estate improvements and capitalized leasing costs payable	7,630	5,798
Interest payable	7,619	6,547
Dividends payable	49,064	46,864
Book overdraft (1)	3,035	4,845
Other payables and accrued expenses	9,090	13,107
Total Accounts payable and accrued expenses	$156,208	109,760

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Security deposits	$33,220	28,343
Prepaid rent and other deferred income	15,902	16,401
Operating lease liabilities — Ground leases	20,509	22,898
Operating lease liabilities — Office leases	2,190	2,032

Acquired below market lease intangibles	11,043	8,124
Accumulated amortization of below market lease intangibles	(2,988)	(2,707)
Acquired below market lease intangibles, net of accumulated amortization	8,055	5,417

Interest rate swap liabilities	941	935
Tenant improvement cost liabilities	1,566	2,796
Other liabilities	3,516	3,516
Total Other liabilities	$85,899	82,338

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$17,130	(2,538)	1,302	(10,752)
Other comprehensive income (loss) - interest rate swaps	6,841	(1,263)	22,669	6,951
Balance at end of period	$23,971	(3,801)	23,971	(3,801)

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

As of June 30, 2022, the Company had six interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR or SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $7,416,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

The Company’s valuation methodology for over-the-counter (“OTC”) derivatives is to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Uncollateralized or partially-collateralized trades are discounted at OIS rates but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  The Company calculates its derivative valuations using mid-market prices.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
that SOFR plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities or derivative instruments tied to LIBOR could also be impacted. During the six months ended June 30, 2022, the Company entered into a new term loan and two swap agreements which are indexed to SOFR. Also, during the six months ended June 30, 2022, EastGroup refinanced an existing term loan modifying the index from LIBOR to SOFR and concurrently amended the related swap to reference SOFR rather than LIBOR. The Company’s unsecured bank credit facilities and three of its senior unsecured term loans and interest rate swap contracts are indexed to LIBOR and include provisions for a replacement rate which we believe will be substantially equivalent to the all-in LIBOR-based interest rate in effect prior to its replacement. Therefore, management believes the transition will not have a material impact on the Company’s consolidated financial statements. The Company is continuously monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments indexed to LIBOR could also be impacted if LIBOR is limited or discontinued as interest rates may be adversely affected. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

As of June 30, 2022 and December 31, 2021, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of June 30, 2022	Notional Amount as of December 31, 2021
	(In thousands)
Interest Rate Swap	—	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$50,000	$50,000
Interest Rate Swap	$100,000	—
Interest Rate Swap	$75,000	—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of June 30, 2022		Derivatives As of December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$24,912	Other assets	$2,237
Interest rate swap liabilities	Other liabilities	941	Other liabilities	935

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$6,403	(2,395)	21,355	4,768
Amount of loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	438	1,132	1,314	2,183

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $24,268,000 as of June 30, 2022.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$46,139	27,558	109,719	54,897
Denominator – weighted average shares outstanding	42,211	40,068	41,729	39,871
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$46,139	27,558	109,719	54,897
Denominator:
Weighted average shares outstanding	42,211	40,068	41,729	39,871
Unvested restricted stock	105	97	109	94
Weighted average diluted shares outstanding	42,316	40,165	41,838	39,965

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

The long-term compensation awards include components based on the Company’s total shareholder return over the upcoming three-year period and the employee’s continued service as of the vesting dates. The total shareholder return component is subject to bright-line tests that compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The Company begins recognizing expense for these awards based on the grant date fair value of the awards which is determined using a simulation pricing model developed to specifically accommodate the unique features of the award. These market-based awards are expensed on a straight-line basis over the requisite service period (75% vests at the end of the three-year performance period and 25% vests the following year). The long-term awards subject only to continuing employment are expensed on a straight-line basis over the requisite service period (25% vests in each of the following four years).

The annual equity compensation awards include components based on certain annual Company performance measures and individual annual performance goals over the upcoming year. The certain Company performance measures for 2022 are: (i)

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Stock-based compensation cost for employees was $2,989,000 and $5,550,000 for the three and six months ended June 30, 2022, of which $645,000 and $1,336,000 were capitalized as part of the Company’s development costs. For the three and six months ended June 30, 2021, stock-based compensation cost for employees was $2,189,000 and $4,333,000, of which $479,000 and $1,029,000 were capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $73,000 and $106,000 for the three and six months ended June 30, 2022, respectively, and $704,000 and $707,000 for the same periods in 2021.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the six months ended June 30, 2022, the Company withheld 34,251 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the six months ended June 30, 2022 was $9,560,000. As of the vesting dates, the aggregate fair value of shares that vested during the six months ended June 30, 2022 was $17,124,000.

Award Activity:	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	85,767	$129.68	106,212	$116.38
Granted (1) (2)	16,793	151.68	76,913	124.30
Forfeited	—	—	—	—
Vested	—	—	(80,565)	102.42
Unvested at end of period	102,560	$133.28	102,560	$133.28

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

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also provides guidance for using fair value to measure financial assets and liabilities.  The Codification requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2) and significant valuation assumptions that are not readily observable in the market (Level 3).

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$5,555	5,555	4,393	4,393
Interest rate swap assets	24,912	24,912	2,237	2,237
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	206,419	203,888	209,210	209,202
Unsecured debt (2)	1,420,000	1,333,855	1,245,000	1,267,702
Secured debt (2)	2,099	2,040	2,156	2,269
Interest rate swap liabilities	941	941	935	935
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

(18) RISKS AND UNCERTAINTIES
The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance due to the current coronavirus (“COVID-19”) pandemic or other general economic conditions, it may affect the Company’s ability to make distributions to its shareholders, service debt or meet other financial obligations. Although COVID-19 has had an overall minimal impact on the Company in 2020, 2021 and during the first six months of 2022, EastGroup remains unable to predict any future impact that it may have on its business, financial condition, results of operations and cash flows.

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

(21) SUBSEQUENT EVENTS
Subsequent to June 30, 2022, the Company closed on the acquisition of Access Point 3 in Greenville, South Carolina for approximately $21.1 million. This recently constructed 299,000 square foot building is currently in the lease-up phase of the development and value-add portfolio.
Also subsequent to June 30, 2022, EastGroup closed on the acquisition of two land parcels. One site is 17.8 acres of undeveloped land in San Antonio. This parcel was acquired for approximately $4.8 million and will accommodate the future development of three buildings containing approximately 225,000 square feet. The other site is 33.2 acres located in Greenville and was acquired for approximately $1.2 million. The Company has future plans to construct a building containing approximately 200,000 square feet on this site.

In July 2022, the Company agreed to terms with a bank on a $50 million senior unsecured term loan with interest-only payments, bearing interest at the annual rate of SOFR plus an applicable margin based on the Company’s senior unsecured long-term debt rating and consolidated leverage ratio. The loan is expected to close in the third quarter of 2022 and have a 2-year term. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan, providing a total effective fixed interest rate of 4.09%.

Also in July 2022, the Company and a group of lenders agreed to terms on the private placement of two senior unsecured notes totaling $150 million. One note for $75 million has an 11-year term and a fixed interest rate of 4.90% with semi-annual interest-only payments. The other $75 million note has a 12-year term and a fixed interest rate of 4.95% with semi-annual interest-only payments. The notes are expected to be issued and sold in October 2022. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

The COVID-19 pandemic has not had a materially disruptive effect on EastGroup’s operations, occupancy or rent collections to date. However, EastGroup cannot predict the severity and duration of the economic uncertainty related to the pandemic, and the pandemic’s effect on EastGroup’s customers and on the Company’s business, future financial condition and operating results cannot be predicted with certainty at this time. We have received a limited number of, and may in the future receive additional, rent relief requests from our tenants. As of June 30, 2022, we do not believe that these rent relief requests will have a material impact on our rental revenues. The discussions below, including without limitation with respect to liquidity, are subject to the future effects of the COVID-19 pandemic and the related actions to curb its spread, which continue to evolve.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. During the three months ended March 31, 2022, EastGroup issued 385,538 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $74.2 million. There were no shares issued or sold under the continuous common equity offering program during the three months ended June 30, 2022. Also during the six months ended June 30, 2022, the Company closed a $100 million senior unsecured term loan with an effectively fixed interest rate of 3.06% and the private placement of $150 million of senior unsecured notes with a fixed interest rate of 3.03%. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During the six months ended June 30, 2022, EastGroup executed new and renewal leases on 4,968,000 square feet (10.0% of EastGroup’s total square footage of 49,881,000). For new and renewal leases signed during the first six months of 2022, average rental rates increased by 35.2% as compared to the former leases on the same spaces.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2021 through June 30, 2022), increased 7.6% for the six months ended June 30, 2022 as compared to the same period in 2021.

EastGroup’s operating portfolio was 99.1% leased and 98.5% occupied as of June 30, 2022, compared to 98.3% and 96.8%, respectively, at June 30, 2021.  As of July 26, 2022, the operating portfolio was 98.9% leased and 98.1% occupied. Leases scheduled to expire for the remainder of 2022 were 5.5% of the operating portfolio on a square foot basis at June 30, 2022, and this percentage was reduced to 4.5% as of July 26, 2022.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the six months ended June 30, 2022, EastGroup acquired three value-add properties located in Houston, Phoenix and San Francisco containing 745,000 square feet for $101.8 million. EastGroup also acquired 177.5 acres of development land in Miami, Houston, Phoenix, San Francisco, Sacramento and Atlanta for $54.8 million. During the same period, the Company began construction of nine development projects containing 1,475,000 square feet in seven cities.  EastGroup also transferred five development and value-add properties (1,517,000 square feet) in Tampa, San Diego and Greenville from its development and value-add program to real estate properties, with costs of $240.1 million at the date of transfer.  As of June 30, 2022, EastGroup’s development and value-add program consisted of 28 projects (4,609,000 square feet) located in 15 cities.  The projected total investment for the development and value-add projects, which were collectively 52% leased as of July 26, 2022, is $557.6 million, of which $164.7 million remained to be invested as of June 30, 2022.

During the six months ended June 30, 2022, EastGroup closed the acquisition of Tulloch Corporation, the owner of an industrial real estate portfolio that included 14 operating properties located in Sacramento and San Francisco containing 1,706,000 square feet. The portfolio also included two land parcels located in Sacramento and San Francisco totaling 10.5 acres. As consideration in connection with the acquisition, EastGroup assumed a loan with an outstanding principal balance of $60 million, which the Company immediately repaid with no penalty in June 2022, and issued 1,868,809 shares of the Company’s common stock.

During the six months ended June 30, 2022, EastGroup sold 287,000 square feet of operating properties, generating gross sales proceeds of $52.4 million. The Company recognized $41.0 million in Gain on sales of real estate investments during the six months ended June 30, 2022.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and six months ended June 30, 2022, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2021 through June 30, 2022. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
NET INCOME	$46,165	27,578	109,769	54,935
Gain on sales of real estate investments	(10,647)	—	(40,999)	—
Interest income	(6)	(3)	(6)	(4)
Other revenue	(55)	(13)	(77)	(27)
Indirect leasing costs	116	134	291	464
Depreciation and amortization	37,461	31,349	73,802	61,662
Company’s share of depreciation from unconsolidated investment	31	34	62	68
Interest expense	8,970	8,181	17,080	16,457
General and administrative expense	4,226	4,486	8,536	8,522
Noncontrolling interest in PNOI of consolidated joint ventures	(32)	(16)	(53)	(31)
PROPERTY NET OPERATING INCOME (“PNOI”)	86,229	71,730	168,405	142,046
PNOI from 2021 and 2022 acquisitions	(3,142)	(36)	(5,546)	(36)
PNOI from 2021 and 2022 development and value-add properties	(8,237)	(2,008)	(15,116)	(3,340)
PNOI from 2021 and 2022 operating property dispositions	(70)	(881)	(237)	(1,718)
Other PNOI	102	(73)	112	(127)
SAME PNOI	74,882	68,732	147,618	136,825
Net lease termination fee income from same properties	(864)	(18)	(1,091)	(594)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$74,018	68,714	146,527	136,231

PNOI was calculated as follows for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Income from real estate operations	$118,498	99,562	231,450	197,479
Expenses from real estate operations	(32,546)	(28,057)	(63,610)	(55,877)
Noncontrolling interest in PNOI of consolidated joint ventures	(32)	(16)	(53)	(31)
PNOI from 50% owned unconsolidated investment	309	241	618	475
PROPERTY NET OPERATING INCOME (“PNOI”)	$86,229	71,730	168,405	142,046

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$46,139	27,558	109,719	54,897
Depreciation and amortization	37,461	31,349	73,802	61,662
Company’s share of depreciation from unconsolidated investment	31	34	62	68
Depreciation and amortization from noncontrolling interest	(6)	—	(9)	—
Gain on sales of real estate investments	(10,647)	—	(40,999)	—
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$72,978	58,941	142,575	116,627
Net income attributable to common stockholders per diluted share	$1.09	0.69	$2.62	1.37
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$1.72	1.47	$3.41	2.92
Diluted shares for earnings per share and funds from operations	42,316	40,165	41,838	39,965

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  For the three months ended June 30, 2022, FFO was $1.72 per share compared with $1.47 per share for the same period of 2021, an increase of 17.0%. For the six months ended June 30, 2022, FFO was $3.41 per share compared with $2.92 per share for the same period of 2021, an increase of 16.8%.

•For the three months ended June 30, 2022, PNOI increased by $14,499,000, or 20.2%, as compared to the same period in 2021. PNOI increased $6,229,000 from newly developed and value-add properties, $6,150,000 from same property operations and $3,106,000 from 2021 and 2022 acquisitions; PNOI decreased $811,000 from operating properties sold in 2021 and 2022.

For the six months ended June 30, 2022, PNOI increased by $26,359,000, or 18.6%, as compared to the same period in 2021. PNOI increased $11,776,000 from newly developed and value-add properties, $10,793,000 from same property operations and $5,510,000 from 2021 and 2022 acquisitions; PNOI decreased $1,481,000 from operating properties sold in 2021 and 2022.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2021 through June 30, 2022). Same PNOI, excluding income from lease terminations, increased 7.7% and 7.6% for the three and six months ended June 30, 2022, as compared to the same periods in 2021.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting periods (January 1, 2021 through June 30, 2022). Same property average occupancy was 98.2% for the three months ended June 30, 2022, compared to 97.2% for the same period of 2021. Same property average occupancy was 98.0% for the six months ended June 30, 2022, compared to 97.1% for the same period of 2021.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2022 was 98.5%.  Quarter-end occupancy ranged from 96.8% to 97.9% over the previous four quarters ended June 30, 2021 to March 31, 2022.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.8% of total square footage) averaged 37.2% for the three months ended June 30, 2022. For the six months ended June 30, 2022, rental rate increases on new and renewal leases (10.0% of total square footage) averaged 35.2%.

•Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and six months ended June 30, 2022 was $979,000 and $2,373,000, respectively, compared to $18,000 and $594,000 for the same periods of 2021.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net reserves for uncollectible rent of $36,000 and net recoveries of uncollectible rent of $70,000 for the three and six months ended June 30, 2022, respectively, compared to net recoveries of $12,000 and $90,000 for the same periods of 2021. We evaluate the collectability of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the three and six months ended June 30, 2022.

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

FINANCIAL CONDITION
EastGroup’s Total Assets were $3,851,717,000 at June 30, 2022, an increase of $636,381,000 from December 31, 2021.  Total Liabilities increased $221,767,000 to $1,865,643,000, and Total Equity increased $414,614,000 to $1,986,074,000 during the same period.  The following paragraphs explain these changes in additional detail.

Assets
Real Estate Properties
Real estate properties increased $608,802,000 during the six months ended June 30, 2022, primarily due to: (i) the acquisition of 14 operating properties; (ii) the transfer of five projects from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (iii) capital improvements at the Company’s properties; and (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. These increases were partially offset by operating property dispositions discussed below.

During the six months ended June 30, 2022, EastGroup acquired the following operating properties:

OPERATING PROPERTIES ACQUIRED IN 2022	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Cebrian Distribution Center and Reed Distribution Center (2)	Sacramento, CA	329,000	06/01/2022	$49,726
6th Street Business Center, Benicia Distribution Center 1-5, Ettie Business Center, Laura Alice Business Center, Preston Distribution Center, Sinclair Distribution Center, Transit Distribution Center and Whipple Business Center (2)	San Francisco, CA	1,377,000	06/01/2022	309,404
Total operating property acquisitions		1,706,000		$359,130
(1)Cost is calculated in accordance with FASB ASC 805, Business Combinations, and represents the sum of the purchase price, closing costs and capitalized acquisition costs. Refer to Note 7 in the Notes to Consolidated Financial Statements.
(2)The Company acquired these operating properties along with two land parcels, also in Sacramento, CA and San Francisco, CA, in connection with its acquisition of Tulloch Corporation in June 2022. Size and cost are presented on an aggregate basis for the properties located in Sacramento, CA and San Francisco, CA, respectively. In consideration for this acquisition, the Company assumed a $60,000,000 loan and issued 1,868,809 shares of the Company’s common stock.

During the six months ended June 30, 2022, the Company made capital improvements of $18,855,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $6,093,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During the six months ended June 30, 2022, EastGroup sold 287,000 square feet of operating properties, generating gross sales proceeds of $52,410,000. The Company recognized $40,999,000 in Gain on sales of real estate investments during the six months ended June 30, 2022.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at June 30, 2022 consisted of projects in lease-up and under construction of $392,853,000 and prospective development (primarily land) of $161,510,000.  The Company’s total investment in Development and value-add properties at June 30, 2022 was $554,363,000 compared to $504,614,000 at December 31, 2021.  Total capital invested for development during the first six months of 2022 was $283,451,000, which primarily consisted of costs of $284,600,000 and $5,292,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $6,093,000 on properties subsequent to transfer to Real estate properties. These costs were partially offset by development spending prepaid in prior periods and the cost of development land acquired in the acquisition of Tulloch Corporation. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $2,617,000 and $5,086,000 for the three and six months ended June 30, 2022, respectively, compared to $1,591,000 and $3,280,000 for the same periods of 2021.

During the six months ended June 30, 2022, EastGroup acquired the following value-add properties:

VALUE-ADD PROPERTIES ACQUIRED IN 2022	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Cypress Preserve 1 & 2	Houston, TX	516,000	03/28/2022	$54,462
Zephyr Distribution Center	San Francisco, CA	82,000	04/08/2022	29,017
Mesa Gateway Commerce Center	Phoenix, AZ	147,000	04/15/2022	18,315
Total value-add property acquisitions		745,000		$101,794
(1)Represents the sum of the purchase price, closing costs and capitalized acquisition costs.

Also during the six months ended June 30, 2022, the Company acquired 177.5 acres of development land in Miami, Houston, Phoenix, San Francisco, Sacramento and Atlanta for $54,751,000. Costs associated with these acquisitions are included in the Development and Value-Add Properties Activity table. The land acquisitions in San Francisco and Sacramento were acquired in connection with the Company’s acquisition of Tulloch Corporation in June 2022. These increases were offset by the transfer of five development and value-add projects to Real estate properties during the six months ended June 30, 2022 with a total investment of $240,143,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2022 (1)	For the Six Months Ended 6/30/2022	Cumulative as of 6/30/2022	Projected Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Steele Creek 8, Charlotte, NC	72,000	$—	5,027	7,755	8,400	07/22
CreekView 9 & 10, Dallas, TX	145,000	—	4,068	15,404	17,200	09/22
Horizon West 2 & 3, Orlando, FL	210,000	—	1,517	18,707	21,400	09/22
Ridgeview 3, San Antonio, TX	88,000	—	3,302	9,106	9,700	10/22
Mesa Gateway, Phoenix, AZ (2)	147,000	—	18,484	18,484	22,600	11/22
Cypress Preserve 1 & 2, Houston, TX (2)	516,000	—	53,911	53,911	57,800	03/23
Zephyr, San Francisco, CA (2)	82,000	—	28,798	28,798	29,800	04/23
Total Lease-Up	1,260,000	—	115,107	152,165	166,900
UNDER CONSTRUCTION
Gateway 3, Miami, FL	133,000	—	4,859	18,025	20,700	08/22
Americas Ten 2, El Paso, TX	169,000	—	4,615	13,715	14,900	09/22
SunCoast 11, Fort Myers, FL	79,000	1,524	4,461	5,985	9,900	11/22
SunCoast 12, Fort Myers, FL	79,000	—	2,960	7,138	9,300	11/22
Tri-County Crossing 5, San Antonio, TX	105,000	—	2,728	8,328	11,600	11/22
45 Crossing, Austin, TX	177,000	—	6,663	23,723	26,200	12/22
World Houston 47, Houston, TX	139,000	4,506	7,972	12,478	19,100	12/22
Basswood 1 & 2, Fort Worth, TX	237,000	—	4,177	19,406	24,400	01/23
Grand Oaks 75 4, Tampa, FL	185,000	—	8,385	14,763	17,900	07/23
Grand West Crossing 1, Houston, TX	121,000	—	3,840	12,709	15,700	07/23
Tri-County Crossing 6, San Antonio, TX	124,000	—	4,858	8,640	10,600	07/23
McKinney 3 & 4, Dallas, TX	212,000	—	8,775	19,213	26,800	08/23
LakePort 4 & 5, Dallas, TX	177,000	—	7,587	15,525	22,400	09/23
Arlington Tech 3, Fort Worth, TX	77,000	1,980	3,466	5,446	10,300	10/23
Horizon West 4, Orlando, FL	295,000	6,176	12,245	18,421	28,700	10/23
I-20 West Business Center, Atlanta, GA	155,000	—	7,007	9,971	15,500	10/23
Hillside 1, Greenville, SC	122,000	632	1,252	1,884	11,600	12/23
Horizon West 1, Orlando, FL	97,000	3,730	452	4,182	13,200	12/23
Gateway 2, Miami, FL	133,000	8,049	1,228	9,277	23,700	02/24
Steele Creek 11 & 12, Charlotte, NC	241,000	2,857	1,355	4,212	24,900	02/24
Springwood 1 & 2, Houston, TX	292,000	6,741	906	7,647	33,300	05/24
Total Under Construction	3,349,000	36,195	99,791	240,688	390,700
The Development and Value-Add Properties Activity table is continued on the following page.

		Costs Incurred
		Costs Transferred in 2022 (1)	For the Six Months Ended 6/30/2022	Cumulative as of 6/30/2022
		(In thousands)
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	655,000	—	15,050	15,050
Sacramento, CA	93,000	—	3,051	3,051
San Francisco, CA	65,000	—	3,561	3,561
Fort Myers, FL	464,000	(1,524)	1,466	8,240
Miami, FL	510,000	(8,049)	17,216	23,498
Orlando, FL	886,000	(9,906)	669	17,001
Tampa, FL	32,000	—	—	825
Atlanta, GA	934,000	—	4,880	9,938
Jackson, MS	28,000	—	—	706
Charlotte, NC	1,146,000	(2,857)	895	13,142
Greenville, SC	278,000	(632)	1,602	2,706
Austin, TX	274,000	—	3,848	10,279
Dallas, TX	172,000	—	315	8,713
Fort Worth, TX	575,000	(1,980)	1,172	14,519
Houston, TX	1,536,000	(11,247)	15,953	29,539
San Antonio, TX	55,000	—	24	742
Total Prospective Development	7,703,000	(36,195)	69,702	161,510
	12,312,000	$—	284,600	554,363

DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2022	Building Size (Square feet)					Building Conversion Date
Access Point 1, Greenville, SC (2)	156,000	$—	7	12,529		01/22
Speed Distribution Center, San Diego, CA	519,000	—	2,884	70,702		03/22
Access Point 2, Greenville, SC (2)	159,000	—	601	12,232		05/22
Grand Oaks 75 3, Tampa, FL	136,000	—	1,205	11,397		06/22
Siempre Viva 3-6, San Diego, CA (2)	547,000	—	595	133,283		06/22
Total Transferred to Real Estate Properties	1,517,000	$—	5,292	240,143	(3)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents value-add acquisitions.
(3) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $53,539,000 during the six months ended June 30, 2022, primarily due to depreciation expense, partially offset by the sale of three operating properties totaling 287,000 square feet.

Real Estate Assets Held for Sale
Real estate assets held for sale decreased $5,695,000 during the six months ended June 30, 2022. As of December 31, 2021, the Company owned one operating property that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. The property was sold, and a gain on the sale was recorded in the three months ended March 31, 2022. The Company did not classify any properties as held for sale as of June 30, 2022.

Other Assets
Other assets increased $35,846,000 during the six months ended June 30, 2022.  A summary of Other assets follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Leasing costs (principally commissions)	$130,445	116,772
Accumulated amortization of leasing costs	(45,555)	(42,193)
Leasing costs (principally commissions), net of accumulated amortization	84,890	74,579

Acquired in-place lease intangibles	39,992	31,561
Accumulated amortization of acquired in-place lease intangibles	(14,714)	(13,038)
Acquired in-place lease intangibles, net of accumulated amortization	25,278	18,523

Acquired above market lease intangibles	840	885
Accumulated amortization of acquired above market lease intangibles	(532)	(508)
Acquired above market lease intangibles, net of accumulated amortization	308	377

Straight-line rents receivable	55,648	51,970
Accounts receivable	4,206	7,133
Interest rate swap assets	24,912	2,237
Right of use assets — Office leases (operating)	2,140	1,984
Escrow deposits for pending acquisitions	4,450	3,050
Prepaid insurance	5,930	7,793
Goodwill	990	990
Receivable for tenant improvement cost reimbursements	566	7,680
Prepaid expenses and other assets	8,748	5,904
Total Other assets	$218,066	182,220

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $2,493,000 during the six months ended June 30, 2022, mainly due to repayments of $504,314,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $501,523,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs increased $174,306,000 during the six months ended June 30, 2022, primarily due to the closing of a $100 million senior unsecured term loan in March, closing the private placement of $150 million senior unsecured notes in April and the amortization of debt issuance costs, partially offset by the repayment of a $75 million term loan in February and new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Secured debt, net of debt issuance costs decreased $55,000 during the six months ended June 30, 2022.  The decrease resulted from regularly scheduled principal payments of $47,000 and amortization of premiums, partially offset by the amortization of debt issuance costs during the period. Also during the six months ended June 30, 2022, the Company assumed a $60 million loan in the acquisition of operating properties and development land, which was repaid with no penalty during the same period.

Accounts payable and accrued expenses increased $46,448,000 during the six months ended June 30, 2022.  A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Property taxes payable	$35,603	4,494
Development costs payable	27,699	17,529
Retainage payable	16,468	10,576
Real estate improvements and capitalized leasing costs payable	7,630	5,798
Interest payable	7,619	6,547
Dividends payable	49,064	46,864
Book overdraft (1)	3,035	4,845
Other payables and accrued expenses	9,090	13,107
Total Accounts payable and accrued expenses	$156,208	109,760

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

Other liabilities increased $3,561,000 during the six months ended June 30, 2022.  A summary of the Company’s Other liabilities follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Security deposits	$33,220	28,343
Prepaid rent and other deferred income	15,902	16,401
Operating lease liabilities — Ground leases	20,509	22,898
Operating lease liabilities — Office leases	2,190	2,032

Acquired below market lease intangibles	11,043	8,124
Accumulated amortization of below market lease intangibles	(2,988)	(2,707)
Acquired below market lease intangibles, net of accumulated amortization	8,055	5,417

Interest rate swap liabilities	941	935
Tenant improvement cost liabilities	1,566	2,796
Other liabilities	3,516	3,516
Total Other liabilities	$85,899	82,338

Equity
Additional paid-in capital increased $376,252,000 during the six months ended June 30, 2022, primarily due to: (i) the issuance of 1,868,809 shares of common stock in connection with the acquisition of Tulloch Corporation, the owner of an industrial real estate portfolio comprised of 14 operating properties and two parcels of land, in the net amount of $303,682,000; (ii) the issuance of common stock under the Company’s continuous common equity offering program (as discussed in Liquidity and Capital Resources); and (iii) activity related to stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the six months ended June 30, 2022, EastGroup issued 385,538 shares of common stock under its continuous common equity offering program with net proceeds to the Company of $74,179,000.

For the six months ended June 30, 2022, Distributions in excess of earnings decreased $15,732,000 as a result of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $109,719,000 exceeding dividends on common stock of $93,987,000.

Accumulated other comprehensive income increased $22,669,000 during the six months ended June 30, 2022. The increase resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 13 and 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2022 was $46,139,000 ($1.09 per basic and diluted share) and $109,719,000 ($2.63 per basic share and $2.62 per diluted share), respectively, compared to $27,558,000 ($0.69 per basic and diluted share) and $54,897,000 ($1.38 per basic share and $1.37 per diluted share) for the same periods in 2021. The following paragraphs provide further details with respect to these changes:

•PNOI increased by $14,499,000 ($0.34 per diluted share), or 20.2%, for the three months ended June 30, 2022, as compared to the same period in 2021. PNOI increased $6,229,000 from newly developed and value-add properties, $6,150,000 from same property operations and $3,106,000 from 2021 and 2022 acquisitions; PNOI decreased $811,000 from operating properties sold in 2021 and 2022. Lease termination fee income was $979,000 and $18,000 for the three month periods ended June 30, 2022 and 2021, respectively. The Company recorded net reserves for uncollectible rent of $36,000 and net recoveries of uncollectible rent of $12,000 for the three months ended June 30, 2022 and 2021, respectively. Straight-lining of rent increased PNOI by $1,450,000 and $2,102,000 for the three months ended June 30, 2022 and 2021, respectively.

PNOI increased by $26,359,000 ($0.63 per diluted share), or 18.6%, for the six months ended June 30, 2022, as compared to the same period in 2021. PNOI increased $11,776,000 from newly developed and value-add properties, $10,793,000 from same property operations and $5,510,000 from 2021 and 2022 acquisitions; PNOI decreased $1,481,000 from operating properties sold in 2021 and 2022. Lease termination fee income was $2,373,000 and $594,000 for the six month periods ended June 30, 2022 and 2021, respectively. The Company recorded net recoveries of uncollectible rent of $70,000 and $90,000 for the six months ended June 30, 2022 and 2021, respectively. Straight-lining of rent increased PNOI by $3,890,000 and $3,969,000 for the six months ended June 30, 2022 and 2021, respectively.

•EastGroup recognized gains on sales of real estate investments of $10,647,000 ($0.25 per diluted share) and $40,999,000 ($0.98 per diluted share) during the three and six months ended June 30, 2022, respectively. There were no sales during the three and six months ended June 30, 2021.

•Depreciation and amortization expense increased by $6,112,000 ($0.14 per diluted share) and $12,140,000 ($0.29 per diluted share) during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021.
EastGroup entered into 36 leases with certain rent concessions on 1,306,000 square feet during the three months ended June 30, 2022, with total rent concessions of $1,754,000 over the lives of the leases. During the same period of 2021, the Company entered into 48 leases with certain rent concessions on 1,718,000 square feet with total rent concessions of $2,397,000 over the lives of the leases.

EastGroup entered into 66 leases with certain rent concessions on 2,646,000 square feet during the six months ended June 30, 2022, with total rent concessions of $3,833,000 over the lives of the leases. During the same period of 2021, the Company entered into 98 leases with certain rent concessions on 3,289,000 square feet with total rent concessions of $6,712,000 over the lives of the leases.

The Company’s percentage of leased square footage was 99.1% at June 30, 2022, compared to 98.3% at June 30, 2021.  Occupancy at June 30, 2022 was 98.5% compared to 96.8% at June 30, 2021.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting periods (January 1, 2021 through June 30, 2022). Same property average occupancy for the three and six months ended June 30, 2022, was 98.2% and 98.0%, compared to 97.2% and 97.1% for the same periods of 2021.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting periods (January 1,

2021 through June 30, 2022). The same property average rental rate was $7.01 and $6.95 per square foot for the three and six months ended June 30, 2022, respectively, compared to $6.55 and $6.51 per square foot for the same periods of 2021.

Interest expense increased $789,000 and $623,000 for the three and six months ended June 30, 2022, compared to the same periods in 2021. The following table presents the components of Interest expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$685	217	468	1,251	592	659
Amortization of facility fees - unsecured bank credit facilities	177	197	(20)	353	391	(38)
Amortization of debt issuance costs - unsecured bank credit facilities	162	140	22	325	280	45
Total variable rate interest expense	1,024	554	470	1,929	1,263	666
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	10,453	9,252	1,201	19,734	18,113	1,621
Secured debt interest (excluding amortization of debt issuance costs)	28	371	(343)	49	1,113	(1,064)
Amortization of debt issuance costs - unsecured debt	163	151	12	309	288	21
Amortization of debt issuance costs - secured debt	1	10	(9)	2	74	(72)
Total fixed rate interest expense	10,645	9,784	861	20,094	19,588	506
Total interest	11,669	10,338	1,331	22,023	20,851	1,172
Less capitalized interest	(2,699)	(2,157)	(542)	(4,943)	(4,394)	(549)
TOTAL INTEREST EXPENSE	$8,970	8,181	789	17,080	16,457	623
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.
The Company’s variable rate interest expense increased by $470,000 and $666,000 for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 primarily due to increases in the Company’s average borrowings and weighted average variable interest rates on its unsecured bank credit facilities as shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$172,944	79,137	93,807	208,477	106,426	102,051
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	1.58%	1.11%		1.21%	1.12%

The Company’s fixed rate interest expense increased by $861,000 and $506,000 for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 as a result of the unsecured debt and secured debt activity described below.

Interest expense from fixed rate unsecured debt increased by $1,201,000 and $1,621,000 during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The increases resulted from the Company’s unsecured debt activity described below.

The details of the unsecured debt obtained in 2021 and 2022 are shown in the following table:

NEW UNSECURED DEBT IN 2021 AND 2022	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$50 Million Senior Unsecured Term Loan (1)	1.55%	03/18/2021	03/18/2025	$50,000
$125 Million Senior Unsecured Notes	2.74%	06/10/2021	06/10/2031	125,000
$100 Million Senior Unsecured Term Loan (2)	3.06%	03/31/2022	09/29/2028	100,000
$150 Million Senior Unsecured Notes	3.03%	04/20/2022	04/20/2032	150,000
Weighted Average/Total Amount for 2021 and 2022	2.78%			$425,000

(1) The interest rate on this unsecured term loan is comprised of LIBOR plus 100 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 1.55% as of June 30, 2022. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(2) The interest rate on this unsecured term loan is comprised of the Secured Overnight Financing Rate (“SOFR”) plus 130 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 3.06% as of June 30, 2022. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

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

The increase in interest expense from unsecured debt was offset by a decrease in secured debt interest expense. Interest expense from secured debt decreased by $343,000 and $1,064,000 during the three and six month periods ended June 30, 2022, respectively, as compared to the same periods in 2021 as a result of regularly scheduled principal payments and the payoffs described in the table below. Regularly scheduled principal payments on secured debt were $47,000 during the six months ended June 30, 2022. During the year ended December 31, 2021, regularly scheduled principal payments on secured debt were $2,989,000. During the six months ended June 30, 2022, the Company assumed a $60 million loan in the acquisition of operating properties and development land, which was repaid with no penalty during the same period. EastGroup did not obtain any new secured debt during 2021. The details of the secured debt repaid in 2021 are shown in the following table:

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

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $542,000 and $549,000 for the three and six months ended June 30, 2022, respectively, as compared to the same periods of 2021, due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $6,112,000 and $12,140,000 for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, primarily due to the operating properties acquired by the

Company in 2021 and 2022 and the properties transferred from Development and value-add properties in 2021 and 2022, partially offset by operating properties sold in 2021 and 2022.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, increased $10,647,000 and $40,999,000 for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The Company’s 2021 and 2022 sales transactions are described below in Real Estate Sold and Held for Sale.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and six months ended June 30, 2022 and 2021 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2022	2021	2022	2021
		(In thousands)
Upgrade on Acquisitions	40 yrs	$54	109	332	154
Tenant Improvements:
New Tenants	Lease Life	2,882	2,525	6,338	5,167
Renewal Tenants	Lease Life	1,161	1,507	1,871	2,184
Other:
Building Improvements	5-40 yrs	2,848	1,621	5,417	3,404
Roofs	5-15 yrs	1,781	3,047	2,932	6,062
Parking Lots	3-5 yrs	989	169	1,225	431
Other	5 yrs	414	532	740	693
Total Real Estate Improvements (1)		$10,129	9,510	18,855	18,095

(1)Reconciliation of Total Real Estate Improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Total Real Estate Improvements	$18,855	18,095
Change in Real Estate Property Payables	(387)	735
Change in Construction in Progress	3,255	(736)
Real estate improvements on the Consolidated Statements of Cash Flows	$21,723	18,094

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2022 and 2021 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2022	2021	2022	2021
		(In thousands)
Development and Value-Add	Lease Life	$2,482	4,731	6,768	7,559
New Tenants	Lease Life	2,554	2,808	6,140	7,155
Renewal Tenants	Lease Life	3,497	1,586	6,898	3,540
Total Capitalized Leasing Costs (1)		$8,533	9,125	19,806	18,254
Amortization of Leasing Costs		$4,548	4,184	9,032	7,919
(1)Reconciliation of Total Capitalized Leasing Costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Total Capitalized Leasing Costs	$19,806	18,254
Change in Leasing Commissions Payables	(1,444)	(1,441)
Leasing commissions on the Consolidated Statements of Cash Flows	$18,362	16,813

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

The Company did not classify any properties as held for sale as of June 30, 2022. As of December 31, 2021, the Company owned one operating property that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. The property was sold in the first quarter of 2022, and the Company recorded a gain on the sale in the three months ended March 31, 2022.

In accordance with ASC 360 and ASC 205, Presentation of Financial Statements, the Company would report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, the Company would provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation.

The Company sold operating properties during the six months ended June 30, 2022, as shown in the table below. The results of operations and gains and losses on sales for the properties sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments. The Company did not consider its sales in 2022 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

A summary of Gain on sales of real estate investments for the six months ended June 30, 2022 and the year ended December 31, 2021 follows:

REAL ESTATE PROPERTIES SOLD	Location	Size	Date Sold	Net Sales Price	Basis	Recognized Gain
		(In square feet)		(In thousands)
2022
Metro Business Park	Phoenix, AZ	189,000	01/06/2022	$32,851	5,880	26,971
Cypress Creek Business Park (1)	Fort Lauderdale, FL	56,000	03/31/2022	5,282	1,901	3,381
World Houston 15 East	Houston, TX	42,000	05/11/2022	12,873	2,226	10,647
Total for 2022		287,000		$51,006	10,007	40,999

2021
Jetport Commerce Park	Tampa, FL	284,000	11/09/2021	$44,260	5,401	38,859
(1)    Cypress Creek Business Park is located on a ground lease. In conjunction with the sale of the property, the Company fully amortized the associated right-of-use asset and liability of $1,745,000.

The Company had no sales during the six months ended June 30, 2021.

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

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $176,152,000 for the six months ended June 30, 2022.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt; proceeds from common stock offerings; and net proceeds from sales of real estate investments.  The Company distributed $91,787,000 in common stock dividends during the six months ended June 30, 2022.  Other primary uses of cash were for repayments on unsecured bank credit facilities, unsecured debt and secured debt; the construction and development of properties; capital improvements at various properties; leasing commissions; and purchases of real estate.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term, including after taking into account the effects of the COVID-19 pandemic. The Company expects liquidity sources and needs in future years to be consistent in nature with those for the six months ended June 30, 2022.

As of June 30, 2022, the Company was contractually obligated to pay the dividend declared in May 2022, which was paid in July 2022. An amount for dividends payable of $49,064,000 was included in Accounts payable and accrued expenses at June 30, 2022, which includes dividends payable on unvested restricted stock of $1,254,000, which are subject to continued service and will be paid upon vesting in future periods.

Total debt at June 30, 2022 and December 31, 2021 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount (1)	$206,419	209,210
Unamortized debt issuance costs	(1,846)	(2,144)
Unsecured bank credit facilities, net of debt issuance costs	204,573	207,066

Unsecured debt - fixed rate, carrying amount (2)	1,420,000	1,245,000
Unamortized debt issuance costs	(3,124)	(2,430)
Unsecured debt, net of debt issuance costs	1,416,876	1,242,570

Secured debt - fixed rate, carrying amount (2)	2,099	2,156
Unamortized debt issuance costs	(12)	(14)
Secured debt, net of debt issuance costs	2,087	2,142

Total debt, net of debt issuance costs	$1,623,536	1,451,778

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

The Company’s $425 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and a $325 million accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of June 30, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of June 30, 2022, the Company had $170,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 2.058%.

The Company's $50 million unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425 million facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of June 30, 2022, the interest rate was 2.562% on a balance of $36,419,000.

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

In March 2022, the Company closed a $100 million senior unsecured term loan with a 6.5-year term and interest only payments, which bears interest at the annual rate of SOFR plus an applicable margin (1.30% as of June 30, 2022) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 3.06%.

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

In June 2022, the Company assumed a $60 million loan in connection with the acquisition of Tulloch Corporation, the owner of an industrial real estate portfolio comprised of 14 operating properties and two parcels of land, which was immediately repaid with no penalty during June 2022.

Also during June 2022, the Company agreed to terms with a bank on a $75 million senior unsecured term loan with interest- only payments, bearing interest at the annual rate of SOFR plus an applicable margin based on the Company’s senior unsecured long-term debt rating and consolidated leverage ratio. In July, the Company added an additional $50 million tranche with the same terms other than the maturity date. The loan is expected to close in the third quarter of 2022 and will have a five-year term and a two-year term on the $75 million and $50 million tranches, respectively. The Company also entered into interest rate swap agreements to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan, providing a total effective fixed interest rate of 4.00% and 4.09% on the $75 million and $50 million tranches, respectively.

In July 2022, the Company and a group of lenders agreed to terms on the private placement of two senior unsecured notes totaling $150 million. One note for $75 million has an 11-year term and a fixed interest rate of 4.90% with semi-annual interest-only payments. The other $75 million note has a 12-year term and a fixed interest rate of 4.95% with semi-annual interest-only payments. The notes are expected to be issued and sold in October 2022. The notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. During the six months ended June 30, 2022, the Company entered into a new term loan and two swap agreements which are indexed to SOFR. Also, during the six months ended June 30, 2022, EastGroup refinanced an existing term loan modifying the index from LIBOR to SOFR, and concurrently amended the related swap to reference SOFR rather than LIBOR. The Company’s unsecured bank credit facilities and three of its senior unsecured term loans and interest rate swap contracts are indexed to LIBOR and include provisions for a replacement rate which we believe will be substantially equivalent to the all-in LIBOR-based interest rate in effect prior to its replacement. Therefore, management believes the transition will not have a material impact on the Company’s consolidated financial statements. The Company is continuously monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments indexed to LIBOR could also be impacted if LIBOR is limited or discontinued as interest rates may be adversely affected. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

On December 20, 2019, EastGroup entered into sales agreements (the “December 2019 Sales Agreements”) with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; and Wells Fargo Securities, LLC in connection with the establishment of a new continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time. On July 28, 2021, the Company entered into a sales agreement (together with the December 2019 Sales Agreements, the “Sales Agreements”) with TD Securities (USA) LLC, which is substantially similar to the December 2019 Sales Agreements, and entered into corresponding amendments to the December 2019 Sales Agreements to include TD Securities (USA) LLC as a participating sales agent. Pursuant to the Sales Agreements, the shares may be offered and sold in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. As of July 27, 2022, the Company has sold an aggregate of 2,646,643 shares of common stock with gross proceeds of $443,147,000 under the Sales Agreements, and EastGroup may offer and sell additional shares of its common stock with an aggregate gross sales price of up to $306,853,000 through the sales agents.

During the six months ended June 30, 2022, EastGroup issued and sold 385,538 shares of common stock under its continuous common equity offering program at an average price of $194.53 per share with gross proceeds to the Company of $75,000,000. The Company incurred offering-related costs of $821,000 during the six months, resulting in net proceeds to the Company of $74,179,000.

During the six months ended June 30, 2022, the Company issued 1,868,809 shares of common stock in the acquisition of operating properties and development land in the gross amount of $303,756,000. The Company incurred issuance-related costs of $74,000.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2021, did not materially change during the six months ended June 30, 2022.

The Company has no material off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 14 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of June 30, 2022.

	July – December 2022	2023	2024	2025		2026	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	206,419	(1)	—	—	206,419	203,888	(2)
Weighted average interest rate	—	—	—	2.15%	(3)	—	—	2.15%
Unsecured debt - fixed rate (in thousands)	$—	115,000	120,000	145,000		140,000	900,000	1,420,000	1,333,855	(4)
Weighted average interest rate	—	2.96%	3.47%	3.12%		2.57%	3.01%	3.01%
Secured debt - fixed rate (in thousands)	$58	119	122	128		1,672	—	2,099	2,040	(4)
Weighted average interest rate	3.85%	3.85%	3.85%	3.85%		3.85%	—	3.85%

(1)The variable-rate unsecured bank credit facilities mature in July 2025 and as of June 30, 2022, have balances of $170,000,000 on the $425 million unsecured bank credit facility and $36,419,000 on the $50 million unsecured bank credit facility.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of June 30, 2022.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of June 30, 2022, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 22 basis points, interest expense and cash flows would increase or decrease by approximately $444,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s second fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022:

Exhibit Number	Description
10.1
Note Purchase Agreement, dated as of February 3, 2022, among EastGroup Properties, L.P., the Company and the purchasers of the notes party thereto (including the form of the 3.03% Senior Notes due April 20, 2032) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2022).

10.2
EastGroup Properties, Inc. Director Compensation Program Including the Independent Director Compensation Policy, as amended and restated as of May 26, 2022, pursuant to the 2013 Equity Incentive Plan (filed herewith).

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

Date:  July 27, 2022

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer