Form 10-Q
period 2022-09-30
EASTGROUP PROPERTIES INC
filed 2022-10-26
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of October 25, 2022 was 43,574,039.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Real estate properties	$4,251,279	3,546,711
Development and value-add properties	578,575	504,614
	4,829,854	4,051,325
Less accumulated depreciation	(1,121,208)	(1,035,617)
	3,708,646	3,015,708
Real estate assets held for sale	—	5,695
Unconsolidated investment	7,666	7,320
Cash	4,848	4,393
Other assets	241,163	182,220
TOTAL ASSETS	$3,962,323	3,215,336

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$154,188	207,066
Unsecured debt, net of debt issuance costs	1,541,481	1,242,570
Secured debt, net of debt issuance costs	2,059	2,142
Accounts payable and accrued expenses	190,950	109,760
Other liabilities	83,459	82,338
Total Liabilities	1,972,137	1,643,876

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 43,573,951 shares issued and outstanding at September 30, 2022 and 41,268,846 at December 31, 2021	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; zero shares issued	—	—
Additional paid-in capital	2,266,831	1,886,820
Distributions in excess of earnings	(319,063)	(318,056)
Accumulated other comprehensive income	41,128	1,302
Total Stockholders’ Equity	1,988,900	1,570,070
Noncontrolling interest in joint ventures	1,286	1,390
Total Equity	1,990,186	1,571,460
TOTAL LIABILITIES AND EQUITY	$3,962,323	3,215,336

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Income from real estate operations	$125,570	104,584	357,020	302,063
Other revenue	88	13	165	40
	125,658	104,597	357,185	302,103
EXPENSES
Expenses from real estate operations	35,033	29,644	98,643	85,521
Depreciation and amortization	39,277	32,263	113,079	93,925
General and administrative	3,967	3,559	12,503	12,081
Indirect leasing costs	119	133	410	597
	78,396	65,599	224,635	192,124
OTHER INCOME (EXPENSE)
Interest expense	(9,771)	(8,416)	(26,851)	(24,873)
Gain on sales of real estate investments	—	—	40,999	—
Other	326	210	888	621
NET INCOME	37,817	30,792	147,586	85,727
Net income attributable to noncontrolling interest in joint ventures	(25)	(21)	(75)	(59)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	37,792	30,771	147,511	85,668
Other comprehensive income - interest rate swaps	17,157	1,325	39,826	8,276
TOTAL COMPREHENSIVE INCOME	$54,949	32,096	187,337	93,944
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.87	0.76	3.49	2.14
Weighted average shares outstanding	43,467	40,434	42,308	40,058
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.87	0.76	3.48	2.13
Weighted average shares outstanding	43,581	40,567	42,419	40,165

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the nine months ended September 30, 2022:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2021	$4	1,886,820	(318,056)	1,302	1,390	1,571,460
Net income	—	—	63,580	—	24	63,604
Net unrealized change in fair value of interest rate swaps	—	—	—	15,828	—	15,828
Common dividends declared – $1.10 per share	—	—	(45,953)	—	—	(45,953)
Stock-based compensation, net of forfeitures	—	2,594	—	—	—	2,594
Issuance of 385,538 shares of common stock, common stock offering, net of expenses	—	74,179	—	—	—	74,179
Withheld 34,251 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(7,265)	—	—	—	(7,265)
Net distributions to noncontrolling interest	—	—	—	—	(58)	(58)
BALANCE, MARCH 31, 2022	4	1,956,328	(300,429)	17,130	1,356	1,674,389
Net income	—	—	46,139	—	26	46,165
Net unrealized change in fair value of interest rate swaps	—	—	—	6,841	—	6,841
Common dividends declared – $1.10 per share	—	—	(48,034)	—	—	(48,034)
Stock-based compensation, net of forfeitures	—	3,062	—	—	—	3,062
Issuance of 1,868,809 shares of common stock, net of expenses, in the purchase of real estate	—	303,682	—	—	—	303,682
Net distributions to noncontrolling interest	—	—	—	—	(31)	(31)
BALANCE, JUNE 30, 2022	4	2,263,072	(302,324)	23,971	1,351	1,986,074
Net income	—	—	37,792	—	25	37,817
Net unrealized change in fair value of interest rate swaps	—	—	—	17,157	—	17,157
Common dividends declared – $1.25 per share	—	—	(54,531)	—	—	(54,531)
Stock-based compensation, net of forfeitures	—	2,855	—	—	—	2,855
Issuance of 6,368 shares of common stock, common stock offering, net of expenses	—	1,010	—	—	—	1,010
Withheld 733 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(106)	—	—	—	(106)
Net distributions to noncontrolling interest	—	—	—	—	(90)	(90)
BALANCE, SEPTEMBER 30, 2022	$4	2,266,831	(319,063)	41,128	1,286	1,990,186

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the nine months ended September 30, 2021:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2020	$4	1,610,053	(329,667)	(10,752)	880	1,270,518
Net income	—	—	27,339	—	18	27,357
Net unrealized change in fair value of interest rate swaps	—	—	—	8,214	—	8,214
Common dividends declared – $0.79 per share	—	—	(31,672)	—	—	(31,672)
Stock-based compensation, net of forfeitures	—	2,147	—	—	—	2,147
Issuance of 317,538 shares of common stock, common stock offering, net of expenses	—	44,485	—	—	—	44,485
Withheld 30,252 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,240)	—	—	—	(4,240)
Net distributions to noncontrolling interest	—	—	—	—	(11)	(11)
BALANCE, MARCH 31, 2021	4	1,652,445	(334,000)	(2,538)	887	1,316,798
Net income	—	—	27,558	—	20	27,578
Net unrealized change in fair value of interest rate swaps	—	—	—	(1,263)	—	(1,263)
Common dividends declared – $0.79 per share	—	—	(31,981)	—	—	(31,981)
Stock-based compensation, net of forfeitures	—	2,893	—	—	—	2,893
Issuance of 370,177 shares of common stock, common stock offering, net of expenses	—	59,318	—	—	—	59,318
Net distributions to noncontrolling interest	—	5	—	—	(17)	(12)
BALANCE, JUNE 30, 2021	4	1,714,661	(338,423)	(3,801)	890	1,373,331
Net income	—	—	30,771	—	21	30,792
Net unrealized change in fair value of interest rate swaps	—	—	—	1,325	—	1,325
Common dividends declared –$0.90 per share	—	—	(36,726)	—	—	(36,726)
Stock-based compensation, net of forfeitures	—	2,461	—	—	—	2,461
Issuance of 278,893 shares of common stock, common stock offering, net of expenses	—	48,626	—	—	—	48,626
Net distributions to noncontrolling interest	—	—	—	—	(69)	(69)
BALANCE, SEPTEMBER 30, 2021	$4	1,765,748	(344,378)	(2,476)	842	1,419,740

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$147,586	85,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,079	93,925
Stock-based compensation expense	6,530	5,840
Gain on sales of real estate investments	(40,999)	—
Changes in operating assets and liabilities:
Accrued income and other assets	(2,743)	(2,688)
Accounts payable, accrued expenses and prepaid rent	52,496	57,099
Other	602	1,263
NET CASH PROVIDED BY OPERATING ACTIVITIES	276,551	241,166
INVESTING ACTIVITIES
Development and value-add properties	(395,313)	(189,955)
Purchases of real estate	(2,049)	(104,006)
Real estate improvements	(31,043)	(26,749)
Net proceeds from sales of real estate investments	51,006	—
Leasing commissions	(26,968)	(22,791)
Changes in accrued development costs	22,141	22,130
Changes in other assets and other liabilities	(3,328)	856
NET CASH USED IN INVESTING ACTIVITIES	(385,554)	(320,515)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	695,726	316,893
Repayments on unsecured bank credit facilities	(749,053)	(380,877)
Proceeds from unsecured debt	375,000	175,000
Repayments on unsecured debt	(75,000)	(40,000)
Repayments on secured debt	(60,070)	(43,591)
Debt issuance costs	(1,617)	(2,647)
Distributions paid to stockholders (not including dividends accrued)	(139,597)	(95,240)
Proceeds from common stock offerings	75,379	154,609
Common stock offering related costs	(190)	(238)
Other	(11,120)	(4,334)
NET CASH PROVIDED BY FINANCING ACTIVITIES	109,458	79,575
INCREASE IN CASH AND CASH EQUIVALENTS	455	226
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,393	21
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,848	247
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $8,515 and $6,686 for 2022 and 2021, respectively	$21,550	21,599
Cash paid for operating lease liabilities	1,445	1,133
Common stock issued in the purchase of real estate	303,682	—
Debt assumed in the purchase of real estate	60,000	—
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$398	13,056

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

As of September 30, 2022 and December 31, 2021, EastGroup held a controlling interest in two joint venture arrangements. In 2019, the Company acquired 6.5 acres of land in San Diego, known by the Company as the Miramar land. Also in 2019, the Company acquired 41.6 acres of land in San Diego, known by the Company as the Otay Mesa land. During the year ended December 31, 2021, EastGroup began construction of Speed Distribution Center, a 519,000 square foot building on the Otay Mesa land, which was completed and transferred to the Company’s operating portfolio during the three months ended March 31, 2022. As of September 30, 2022 and December 31, 2021, EastGroup had a 95% controlling interest in the Miramar land and a 99% controlling interest in Speed Distribution Center.

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

(4)LEASE REVENUE
The Company’s primary revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Lease income — operating leases	$93,548	78,040	267,423	225,780
Variable lease income (1)	32,022	26,544	89,597	76,283
Income from real estate operations	$125,570	104,584	357,020	302,063

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

(5)REAL ESTATE PROPERTIES
EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the nine month periods ended September 30, 2022 and 2021, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $32,052,000 and $92,159,000 for the three and nine months ended September 30, 2022, respectively, and $26,599,000 and $77,604,000 for the same periods in 2021.

The Company’s Real estate properties and Development and value-add properties at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Real estate properties:
Land	$703,282	544,505
Buildings and building improvements	2,911,492	2,408,944
Tenant and other improvements	616,751	570,627
Right of use assets — Ground leases (operating) (1)	19,754	22,635
Development and value-add properties (2)	578,575	504,614
	4,829,854	4,051,325
Less accumulated depreciation	(1,121,208)	(1,035,617)
	$3,708,646	3,015,708

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

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2021 and the first nine months of 2022 are considered to be acquisitions of groups of similar identifiable assets;

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

Amortization expense for in-place lease intangibles was $2,541,000 and $7,204,000 for the three and nine months ended September 30, 2022, respectively, and $1,647,000 and $4,385,000 for the same periods in 2021. Amortization of above and below market lease intangibles increased rental income by $605,000 and $1,957,000 for the three and nine months ended September 30, 2022, respectively, and $230,000 and $704,000 for the same periods in 2021.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the nine months ended September 30, 2022, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2022	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)
Cebrian Distribution Center and Reed Distribution Center (3)	Sacramento, CA	329,000	06/01/2022	$49,726
6th Street Business Center, Benicia Distribution Center 1-5, Ettie Business Center, Laura Alice Business Center, Preston Distribution Center, Sinclair Distribution Center, Transit Distribution Center and Whipple Business Center (3)	San Francisco, CA	1,377,000	06/01/2022	309,404
Total operating property acquisitions		1,706,000		359,130

Value-add properties acquired (4)
Cypress Preserve 1 & 2	Houston, TX	516,000	03/28/2022	54,462
Zephyr Distribution Center	San Francisco, CA	82,000	04/08/2022	29,017
Mesa Gateway Commerce Center	Phoenix, AZ	147,000	04/15/2022	18,315
Access Point 3	Greenville, SC	299,000	07/12/2022	21,127
Total value-add property acquisitions		1,044,000		122,921

Total acquired assets		2,750,000		$482,051
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which was acquired during the nine months ended September 30, 2022.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2022	Cost
(In thousands)
Land	$127,402
Buildings and building improvements	335,335
Tenant and other improvements	11,502
Total real estate properties acquired	474,239
In-place lease intangibles (1)	11,871
Below market lease intangibles (2)	(4,059)
Total assets acquired, net of liabilities assumed	$482,051
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

The leases in the properties acquired during the nine months ended September 30, 2022 had a weighted average remaining lease term at acquisition of approximately 3.9 years.

Also during the nine months ended September 30, 2022, the Company acquired 286.0 acres of development land in nine cities for $77,645,000. The land acquisitions in San Francisco and Sacramento were acquired in connection with the Company’s acquisition of Tulloch Corporation in June 2022.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three and nine month periods ended September 30, 2022 and 2021.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of September 30, 2022. As of December 31, 2021, the Company owned one operating property that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. The property was sold, and a gain on the sale was recorded in the three months ended March 31, 2022.

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

The Company sold operating properties during the nine months ended September 30, 2022, as shown in the table below. The results of operations and gains and losses on sales for the properties sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments. The Company did not consider its sales in 2022 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

A summary of Gain on sales of real estate investments for the nine months ended September 30, 2022 and the year ended December 31, 2021 follows:

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

The Company had no sales during the nine months ended September 30, 2021.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Leasing costs (principally commissions)	$136,376	116,772
Accumulated amortization of leasing costs	(47,217)	(42,193)
Leasing costs (principally commissions), net of accumulated amortization	89,159	74,579

Acquired in-place lease intangibles	39,282	31,561
Accumulated amortization of acquired in-place lease intangibles	(16,092)	(13,038)
Acquired in-place lease intangibles, net of accumulated amortization	23,190	18,523

Acquired above market lease intangibles	840	885
Accumulated amortization of acquired above market lease intangibles	(566)	(508)
Acquired above market lease intangibles, net of accumulated amortization	274	377

Straight-line rents receivable	58,178	51,970
Accounts receivable	6,449	7,133
Interest rate swap assets	41,128	2,237
Right of use assets — Office leases (operating)	2,015	1,984
Escrow deposits and prepaid costs for pending transactions	5,198	3,864
Prepaid insurance	3,826	7,793
Goodwill	990	990
Receivable for tenant improvement cost reimbursements	619	7,680
Prepaid expenses and other assets	10,137	5,090
Total Other assets	$241,163	182,220

(10) DEBT

The Company’s debt is detailed below:

	September 30, 2022	December 31, 2021
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$155,883	209,210
Unamortized debt issuance costs	(1,695)	(2,144)
Unsecured bank credit facilities, net of debt issuance costs	154,188	207,066

Unsecured debt - fixed rate, carrying amount (1)	1,545,000	1,245,000
Unamortized debt issuance costs	(3,519)	(2,430)
Unsecured debt, net of debt issuance costs	1,541,481	1,242,570

Secured debt - fixed rate, carrying amount (1)	2,071	2,156
Unamortized debt issuance costs	(12)	(14)
Secured debt, net of debt issuance costs	2,059	2,142

Total debt, net of debt issuance costs	$1,697,728	1,451,778

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

The $425 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and a $325 million accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of September 30, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2022, the Company had $120,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 3.752%.

The Company's $50 million unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425 million facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2022, the interest rate was 3.918% on a balance of $35,883,000.

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

In January 2022, the Company and a group of lenders agreed to terms on the private placement of $150 million of senior unsecured notes with a fixed interest rate of 3.03% and a 10-year term. The notes were issued and sold on April 20, 2022 and require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In February 2022, EastGroup repaid a $75 million unsecured term loan at maturity with an effectively fixed interest rate of 3.03%.

In March 2022, the Company closed a $100 million senior unsecured term loan with a 6.5-year term and interest only payments, which bears interest at an annual rate of the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (1.30% as of September 30, 2022) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 3.06%.

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

In August 2022, the Company closed a $125 million senior unsecured term loan with interest only payments, bearing interest at the annual rate of SOFR plus an applicable margin based on the Company’s senior unsecured long-term debt rating and consolidated leverage ratio. The loan has a $75 million tranche with a five-year term and a $50 million tranche with a two-year term. The Company also entered into interest rate swap agreements to convert the loans’ SOFR rate components to fixed interest rates for the entire term of the loans, providing total effectively fixed interest rates of 4.00% and 4.09% on the $75 million and $50 million tranches, respectively.

In July 2022, the Company and a group of lenders agreed to terms on the private placement of two senior unsecured notes totaling $150 million. One note for $75 million has an 11-year term and a fixed interest rate of 4.90% with semi-annual

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
interest-only payments. The other $75 million note has a 12-year term and a fixed interest rate of 4.95% with semi-annual interest-only payments. The notes, dated August 16, 2022, were issued and sold on October 12, 2022. The notes will not be and have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs and Secured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of September 30, 2022, are as follows:

Years Ending December 31,	(In thousands)
2022 - Remainder of year	$30
2023	115,119
2024	170,122
2025	145,128
2026	141,672
2027 and beyond	975,000
Total	$1,547,071

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Property taxes payable	$55,977	4,494
Development costs payable	33,398	17,529
Retainage payable	16,849	10,576
Real estate improvements and capitalized leasing costs payable	7,587	5,798
Interest payable	10,885	6,547
Dividends payable	55,785	46,864
Book overdraft (1)	421	4,845
Other payables and accrued expenses	10,048	13,107
Total Accounts payable and accrued expenses	$190,950	109,760

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Security deposits	$33,629	28,343
Prepaid rent and other deferred income	18,290	16,401
Operating lease liabilities — Ground leases	20,206	22,898
Operating lease liabilities — Office leases	2,086	2,032

Acquired below market lease intangibles	10,810	8,124
Accumulated amortization of below market lease intangibles	(3,394)	(2,707)
Acquired below market lease intangibles, net of accumulated amortization	7,416	5,417

Interest rate swap liabilities	—	935
Tenant improvement cost liabilities	1,816	2,796
Other liabilities	16	3,516
Total Other liabilities	$83,459	82,338

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$23,971	(3,801)	1,302	(10,752)
Other comprehensive income - interest rate swaps	17,157	1,325	39,826	8,276
Balance at end of period	$41,128	(2,476)	41,128	(2,476)

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2022, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR or SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $12,778,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

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

In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended SOFR plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities or derivative instruments tied to LIBOR could also be impacted. During the nine months ended September 30, 2022, the Company entered into two new term loans and three swap agreements which are indexed to SOFR. Also, during the nine months ended September 30, 2022, EastGroup refinanced two existing term loans modifying the index from LIBOR to SOFR and concurrently amended the related swaps to reference SOFR rather than LIBOR. The Company’s unsecured bank credit facilities and two of its senior unsecured term loans and interest rate swap contracts are indexed to LIBOR and include provisions for a replacement rate which we believe will be substantially equivalent to the all-in LIBOR-based interest rate in effect prior to its replacement. Therefore, management believes the transition will not have a material impact on the Company’s consolidated financial statements. The Company is continuously monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments indexed to LIBOR could also be impacted if LIBOR is limited or discontinued as interest rates may be adversely affected. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2022 and December 31, 2021, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of September 30, 2022	Notional Amount as of December 31, 2021
	(In thousands)
Interest Rate Swap	—	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$50,000	$50,000
Interest Rate Swap	$100,000	—
Interest Rate Swap	$75,000	—
Interest Rate Swap	$50,000	—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of September 30, 2022		Derivatives As of December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$41,128	Other assets	$2,237
Interest rate swap liabilities	Other liabilities	—	Other liabilities	935

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income recognized in Other comprehensive income (loss) on derivatives	$18,162	247	39,517	5,015
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	(1,005)	1,078	309	3,261

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $41,823,000 as of September 30, 2022.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$37,792	30,771	147,511	85,668
Denominator – weighted average shares outstanding	43,467	40,434	42,308	40,058
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$37,792	30,771	147,511	85,668
Denominator:
Weighted average shares outstanding	43,467	40,434	42,308	40,058
Unvested restricted stock	114	133	111	107
Weighted average diluted shares outstanding	43,581	40,567	42,419	40,165

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Stock-based compensation cost for employees was $2,625,000 and $8,175,000 for the three and nine months ended September 30, 2022, of which $645,000 and $1,981,000 were capitalized as part of the Company’s development costs. For the three and nine months ended September 30, 2021, stock-based compensation cost for employees was $2,458,000 and $6,791,000, of which $632,000 and $1,661,000 were capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $230,000 and $336,000 for the three and nine months ended September 30, 2022, respectively, and $3,000 and $710,000 for the same periods in 2021.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the nine months ended September 30, 2022, the Company withheld 34,251 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the nine months ended September 30, 2022 was $9,560,000. As of the vesting dates, the aggregate fair value of shares that vested during the nine months ended September 30, 2022 was $17,132,000.

Award Activity:	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	102,560	$133.28	106,212	$116.38
Granted (1) (2)	—	—	76,913	124.30
Forfeited	—	—	—	—
Vested	(52)	120.39	(80,617)	102.43
Unvested at end of period	102,508	$133.29	102,508	$133.29

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

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also provides guidance for using fair value to measure financial assets and liabilities.  The FASB Codification requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2) and significant valuation assumptions that are not readily observable in the market (Level 3).

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$4,848	4,848	4,393	4,393
Interest rate swap assets	41,128	41,128	2,237	2,237
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	155,883	155,354	209,210	209,202
Unsecured debt (2)	1,545,000	1,427,208	1,245,000	1,267,702
Secured debt (2)	2,071	1,996	2,156	2,269
Interest rate swap liabilities	—	—	935	935
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

(21) SUBSEQUENT EVENTS
Subsequent to September 30, 2022, EastGroup acquired 60.9 acres of development land in Atlanta for approximately $5.6 million. The Company has future plans to construct five buildings totaling approximately 750,000 square feet.
Also subsequent to September 30, 2022, the Company closed on the acquisition of 87.5 acres of development land in Austin for approximately $30.1 million. The Company has future plans to construct seven buildings totaling approximately 1,007,000 square feet.

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
•construction costs could increase as a result of inflation impacting the costs to develop properties;
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
•pandemics, epidemics or other public health emergencies, such as the coronavirus (“COVID-19”) pandemic;
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

•potentially catastrophic events such as acts of war, civil unrest and terrorism; and
•environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

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

During the three and nine month periods ended September 30, 2022, economic uncertainty and stock market volatility have increased due to a number of factors, including the continuing COVID-19 pandemic, lingering supply chain disruptions, rising inflation, and increasing interest rates. While these factors have not had a significant adverse impact on EastGroup to date, they may adversely impact the Company in the future. Most of the Company’s leases include scheduled rent increases. Additionally, most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. During the three months ended September 30, 2022, EastGroup issued 6,368 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $1.0 million. During the nine months ended September 30, 2022, EastGroup issued 391,906 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $75.2 million. Also during the nine months ended September 30, 2022, the Company closed a $100 million senior unsecured term loan with an effectively fixed interest rate of 3.06%, the private placement of $150 million of senior unsecured notes with a fixed interest rate of 3.03%, and a $125 million senior unsecured term loan with a $75 million tranche and a $50 million tranche. The $75 million tranche has an effectively fixed interest rate of 4.00%, and the $50 million tranche has an effectively fixed interest rate of 4.09%. Additionally, the Company and a group of lenders agreed to terms on the private placement of two senior unsecured notes totaling $150 million during the nine months ended September 30, 2022. One note for $75 million has a fixed interest rate of 4.90%, and the other $75 million note has a fixed interest rate of 4.95%. The notes, dated August 16, 2022, were issued and sold on October 12, 2022. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During the nine months ended September 30, 2022, EastGroup executed new and renewal leases on 7,304,000 square feet (14.4% of the operating portfolio’s total square footage of 50,698,000). For new and renewal leases signed during the first nine months of 2022, average rental rates increased by 36.4% as compared to the former leases on the same spaces.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2021 through September 30, 2022), increased 7.2% for the nine months ended September 30, 2022 as compared to the same period in 2021.

EastGroup’s operating portfolio was 99.0% leased and 98.5% occupied as of September 30, 2022, compared to 98.8% and 97.6%, respectively, at September 30, 2021.  As of October 25, 2022, the operating portfolio was 99.3% leased and 98.7% occupied. Leases scheduled to expire for the remainder of 2022 were 2.6% of the operating portfolio on a square foot basis at September 30, 2022, and this percentage was reduced to 2.2% as of October 25, 2022.

The Company generates new sources of leasing revenue through its development and acquisition programs. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the nine months ended September 30, 2022, EastGroup acquired four value-add projects located in Houston, Phoenix, San Francisco, and Greenville containing 1,044,000 square feet for $122.9 million. EastGroup also acquired 286.0 acres of development land in nine cities for $77.6 million. During the same period, the Company began construction of 13 development projects containing 2,317,000 square feet in 10 cities.  EastGroup also transferred 11 development and value-add projects (2,334,000 square feet) in nine cities from its development and value-add program to real estate properties, with costs of $324.1 million at the date of transfer.  As of September 30, 2022, EastGroup’s development and value-add program consisted of 27 projects (4,934,000 square feet) located in 14 cities.  The projected total investment for the development and value-add projects, which were collectively 48% leased as of October 25, 2022, is $600.8 million, of which $191.8 million remained to be invested as of September 30, 2022.

During the nine months ended September 30, 2022, EastGroup closed the acquisition of Tulloch Corporation, the owner of an industrial real estate portfolio that included 14 operating properties located in Sacramento and San Francisco containing 1,706,000 square feet. The portfolio also included two land parcels located in Sacramento and San Francisco totaling 10.5 acres. As consideration in connection with the acquisition, EastGroup assumed a loan with an outstanding principal balance of $60 million, which the Company immediately repaid with no penalty in June 2022, and issued 1,868,809 shares of the Company’s common stock.

During the nine months ended September 30, 2022, EastGroup sold 287,000 square feet of operating properties, generating gross sales proceeds of $52.4 million. The Company recognized $41.0 million in Gain on sales of real estate investments during the nine months ended September 30, 2022.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and nine months ended September 30, 2022, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2021 through September 30, 2022. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
NET INCOME	$37,817	30,792	147,586	85,727
Gain on sales of real estate investments	—	—	(40,999)	—
Interest income	(36)	(2)	(42)	(6)
Other revenue	(88)	(13)	(165)	(40)
Indirect leasing costs	119	133	410	597
Depreciation and amortization	39,277	32,263	113,079	93,925
Company’s share of depreciation from unconsolidated investment	31	34	93	102
Interest expense	9,771	8,416	26,851	24,873
General and administrative expense	3,967	3,559	12,503	12,081
Noncontrolling interest in PNOI of consolidated joint ventures	(31)	(15)	(84)	(46)
PROPERTY NET OPERATING INCOME (“PNOI”)	90,827	75,167	259,232	217,213
PNOI from 2021 and 2022 acquisitions	(5,888)	(702)	(11,434)	(738)
PNOI from 2021 and 2022 development and value-add properties	(9,906)	(2,767)	(25,023)	(6,107)
PNOI from 2021 and 2022 operating property dispositions	—	(867)	(237)	(2,585)
Other PNOI	108	(39)	221	(166)
SAME PNOI	75,141	70,792	222,759	207,617
Net lease termination fee income from same properties	(24)	(353)	(1,115)	(947)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$75,117	70,439	221,644	206,670

PNOI was calculated as follows for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Income from real estate operations	$125,570	104,584	357,020	302,063
Expenses from real estate operations	(35,033)	(29,644)	(98,643)	(85,521)
Noncontrolling interest in PNOI of consolidated joint ventures	(31)	(15)	(84)	(46)
PNOI from 50% owned unconsolidated investment	321	242	939	717
PROPERTY NET OPERATING INCOME (“PNOI”)	$90,827	75,167	259,232	217,213

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$37,792	30,771	147,511	85,668
Depreciation and amortization	39,277	32,263	113,079	93,925
Company’s share of depreciation from unconsolidated investment	31	34	93	102
Depreciation and amortization from noncontrolling interest	(5)	—	(14)	—
Gain on sales of real estate investments	—	—	(40,999)	—
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$77,095	63,068	219,670	179,695
Net income attributable to common stockholders per diluted share	$0.87	0.76	3.48	2.13
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$1.77	1.55	5.18	4.47
Diluted shares for earnings per share and funds from operations	43,581	40,567	42,419	40,165

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year.  For the three months ended September 30, 2022, FFO was $1.77 per share compared with $1.55 per share for the same period of 2021, an increase of 14.2%. For the nine months ended September 30, 2022, FFO was $5.18 per share compared with $4.47 per share for the same period of 2021, an increase of 15.9%.

•For the three months ended September 30, 2022, PNOI increased by $15,660,000, or 20.8%, as compared to the same period in 2021. PNOI increased $7,139,000 from newly developed and value-add properties, $5,186,000 from 2021 and 2022 acquisitions and $4,349,000 from same property operations; PNOI decreased $867,000 from operating properties sold in 2021 and 2022.

For the nine months ended September 30, 2022, PNOI increased by $42,019,000, or 19.3%, as compared to the same period in 2021. PNOI increased $18,916,000 from newly developed and value-add properties, $15,142,000 from same property operations and $10,696,000 from 2021 and 2022 acquisitions; PNOI decreased $2,348,000 from operating properties sold in 2021 and 2022.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2021 through September 30, 2022). Same PNOI, excluding income from lease terminations, increased 6.6% and 7.2% for the three and nine months ended September 30, 2022, as compared to the same periods in 2021.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting periods (January 1, 2021 through September 30, 2022). Same property average occupancy was 98.3% for the three months ended September 30, 2022, compared to 97.8% for the same period of 2021. Same property average occupancy was 98.1% for the nine months ended September 30, 2022, compared to 97.3% for the same period of 2021.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2022 was 98.5%.  Quarter-end occupancy ranged from 97.4% to 98.5% over the previous four quarters ended September 30, 2021 to June 30, 2022.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.6% of the operating portfolio’s total square footage) averaged 39.4% for the three months ended September 30, 2022. For the nine months ended September 30, 2022, rental rate increases on new and renewal leases (14.4% of the operating portfolio’s total square footage) averaged 36.4%.

•Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and nine months ended September 30, 2022 was $24,000 and $2,397,000, respectively, compared to $353,000 and $947,000 for the same periods of 2021.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net reserves for uncollectible rent of $198,000 and $128,000 for the three and nine months ended September 30, 2022, respectively, compared to net recoveries of $256,000 and $346,000 for the same periods of 2021. We evaluate the collectability of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent, we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the three and nine months ended September 30, 2022.

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

FINANCIAL CONDITION
EastGroup’s Total Assets were $3,962,323,000 at September 30, 2022, an increase of $746,987,000 from December 31, 2021.  Total Liabilities increased $328,261,000 to $1,972,137,000, and Total Equity increased $418,726,000 to $1,990,186,000 during the same period.  The following paragraphs explain these changes in additional detail.

Assets
Real Estate Properties
Real estate properties increased $704,568,000 during the nine months ended September 30, 2022, primarily due to: (i) the acquisition of 14 operating properties; (ii) the transfer of 11 projects from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (iii) capital improvements at the Company’s properties; and (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. These increases were partially offset by operating property dispositions discussed below.

During the nine months ended September 30, 2022, EastGroup acquired the following operating properties:

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

During the nine months ended September 30, 2022, the Company made capital improvements of $29,297,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $9,346,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2022, EastGroup sold 287,000 square feet of operating properties, generating gross sales proceeds of $52,410,000. The Company recognized $40,999,000 in Gain on sales of real estate investments during the nine months ended September 30, 2022.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at September 30, 2022 consisted of projects in lease-up and under construction of $409,017,000 and prospective development (primarily land) of $169,558,000.  The Company’s total investment in Development and value-add properties at September 30, 2022 was $578,575,000 compared to $504,614,000 at December 31, 2021.  Total capital invested for development during the first nine months of 2022 was $395,313,000, which primarily consisted of costs of $368,136,000 and $29,911,000 as detailed in the Development and Value-Add Properties Activity table below and costs of $9,346,000 on properties subsequent to transfer to Real estate properties. These costs were partially offset by development spending prepaid in prior periods and the cost of development land acquired in the acquisition of Tulloch Corporation. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $2,388,000 and $7,474,000 for the three and nine months ended September 30, 2022, respectively, compared to $2,031,000 and $5,311,000 for the same periods of 2021.

During the nine months ended September 30, 2022, EastGroup acquired the following value-add properties:

VALUE-ADD PROPERTIES ACQUIRED IN 2022	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Cypress Preserve 1 & 2	Houston, TX	516,000	03/28/2022	$54,462
Zephyr Distribution Center	San Francisco, CA	82,000	04/08/2022	29,017
Mesa Gateway Commerce Center	Phoenix, AZ	147,000	04/15/2022	18,315
Access Point 3	Greenville, SC	299,000	07/12/2022	21,127
Total value-add property acquisitions		1,044,000		$122,921
(1)Represents the sum of the purchase price, closing costs and capitalized acquisition costs.

Also during the nine months ended September 30, 2022, the Company acquired 286.0 acres of development land in nine cities for $77,645,000. Costs associated with these acquisitions are included in the Development and Value-Add Properties Activity table. The land acquisitions in San Francisco and Sacramento were acquired in connection with the Company’s acquisition of Tulloch Corporation in June 2022. These increases were offset by the transfer of 11 development and value-add projects to Real estate properties during the nine months ended September 30, 2022 with a total investment of $324,086,000 as of the date of transfer.

		Costs Incurred				Anticipated Building Conversion Date
DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Transferred in 2022 (1)	For the Nine Months Ended 9/30/2022	Cumulative as of 9/30/2022	Projected Total Costs
		(In thousands)
LEASE-UP	Building Size (Square feet)
Mesa Gateway, Phoenix, AZ (2)	147,000	$—	18,636	18,636	22,600	11/22
Tri-County Crossing 5, San Antonio, TX	106,000	—	4,477	10,077	11,600	11/22
45 Crossing, Austin, TX	177,000	—	8,165	25,225	26,900	12/22
Basswood 1 & 2, Fort Worth, TX	237,000	—	6,959	22,188	25,100	01/23
Cypress Preserve 1 & 2, Houston, TX (2)	516,000	—	54,021	54,021	57,800	03/23
Zephyr, San Francisco, CA (2)	82,000	—	28,863	28,863	29,800	04/23
Access Point 3, Greenville, SC (2)	299,000	—	22,472	22,472	24,400	07/23
Grand West Crossing 1, Houston, TX	121,000	—	4,143	13,012	15,700	07/23
Tri-County Crossing 6, San Antonio, TX	124,000	—	5,922	9,704	10,600	08/23
Grand Oaks 75 4, Tampa, FL	185,000	—	9,537	15,915	17,900	09/23
McKinney 3 & 4, Dallas, TX	212,000	—	10,803	21,241	26,800	09/23
Total Lease-Up	2,206,000	—	173,998	241,354	269,200
UNDER CONSTRUCTION
World Houston 47, Houston, TX	139,000	4,506	11,566	16,072	19,100	12/22
Horizon West 4, Orlando, FL	295,000	6,176	16,323	22,499	28,700	01/23
SunCoast 11, Fort Myers, FL	79,000	1,524	5,630	7,154	9,900	01/23
SunCoast 12, Fort Myers, FL	79,000	—	3,762	7,940	9,300	01/23
LakePort 4 & 5, Dallas, TX	177,000	—	9,373	17,311	24,000	11/23
Arlington Tech 3, Fort Worth, TX	77,000	1,980	5,055	7,035	10,300	12/23
Hillside 1, Greenville, SC	122,000	632	5,930	6,562	11,600	12/23
I-20 West Business Center, Atlanta, GA	155,000	—	9,097	12,061	15,500	12/23
Gateway 2, Miami, FL	133,000	8,049	5,174	13,223	23,700	02/24
Horizon West 1, Orlando, FL	97,000	3,730	2,719	6,449	13,200	03/24
Steele Creek 11 & 12, Charlotte, NC	241,000	2,857	6,721	9,578	24,900	04/24
Springwood 1 & 2, Houston, TX	292,000	6,741	10,950	17,691	33,300	05/24
Stonefield 35 1-3, Austin, TX	274,000	10,279	2,487	12,766	35,300	06/24
SunCoast 10, Fort Myers, FL	100,000	1,624	460	2,084	13,600	06/24
McKinney 1 & 2, Dallas, TX	172,000	4,261	240	4,501	27,300	08/24
Cass White 1 & 2, Atlanta, GA	296,000	3,534	1,203	4,737	31,900	10/24
Total Under Construction	2,728,000	55,893	96,690	167,663	331,600
The Development and Value-Add Properties Activity table is continued on the following page.

		Costs Incurred
		Costs Transferred in 2022 (1)	For the Nine Months Ended 9/30/2022	Cumulative as of 9/30/2022
		(In thousands)
PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	655,000	—	15,170	15,170
Sacramento, CA	93,000	—	3,098	3,098
San Francisco, CA	65,000	—	3,561	3,561
Fort Myers, FL	364,000	(3,148)	1,815	6,965
Miami, FL	510,000	(8,049)	17,651	23,933
Orlando, FL	886,000	(9,906)	878	17,210
Tampa, FL	32,000	—	—	825
Atlanta, GA	751,000	(3,534)	6,785	8,309
Jackson, MS	28,000	—	—	706
Charlotte, NC	1,146,000	(2,857)	1,319	13,566
Greenville, SC	476,000	(632)	3,994	5,098
Austin, TX	550,000	(10,279)	19,297	15,449
Dallas, TX	—	(4,261)	457	4,594
Fort Worth, TX	575,000	(1,980)	1,459	14,806
Houston, TX	1,536,000	(11,247)	16,667	30,253
San Antonio, TX	277,000	—	5,297	6,015
Total Prospective Development	7,944,000	(55,893)	97,448	169,558
	12,878,000	$—	368,136	578,575

DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO REAL ESTATE PROPERTIES DURING 2022	Building Size (Square feet)					Building Conversion Date
Access Point 1, Greenville, SC (2)	156,000	$—	7	12,529		01/22
Speed Distribution Center, San Diego, CA	519,000	—	2,884	70,702		03/22
Access Point 2, Greenville, SC (2)	159,000	—	601	12,232		05/22
Grand Oaks 75 3, Tampa, FL	136,000	—	1,205	11,397		06/22
Siempre Viva 3-6, San Diego, CA (2)	547,000	—	595	133,283		06/22
Steele Creek 8, Charlotte, NC	72,000	—	5,142	7,870		07/22
CreekView 9 & 10, Dallas, TX	145,000	—	4,210	15,546		08/22
Gateway 3, Miami, FL	133,000	—	4,903	18,069		08/22
Ridgeview 3, San Antonio, TX	88,000	—	3,513	9,317		08/22
Americas Ten 2, El Paso, TX	169,000	—	5,254	14,354		09/22
Horizon West 2 & 3, Orlando, FL	210,000	—	1,597	18,787		09/22
Total Transferred to Real Estate Properties	2,334,000	$—	29,911	324,086	(3)

(1) Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2) Represents value-add acquisitions.
(3) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $85,591,000 during the nine months ended September 30, 2022, primarily due to depreciation expense, partially offset by the sale of three operating properties totaling 287,000 square feet.

Real Estate Assets Held for Sale
Real estate assets held for sale decreased $5,695,000 during the nine months ended September 30, 2022. As of December 31, 2021, the Company owned one operating property that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. The property was sold, and a gain on the sale was recorded in the three months ended March 31, 2022. The Company did not classify any properties as held for sale as of September 30, 2022.

Other Assets
Other assets increased $58,943,000 during the nine months ended September 30, 2022.  A summary of Other assets follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Leasing costs (principally commissions)	$136,376	116,772
Accumulated amortization of leasing costs	(47,217)	(42,193)
Leasing costs (principally commissions), net of accumulated amortization	89,159	74,579

Acquired in-place lease intangibles	39,282	31,561
Accumulated amortization of acquired in-place lease intangibles	(16,092)	(13,038)
Acquired in-place lease intangibles, net of accumulated amortization	23,190	18,523

Acquired above market lease intangibles	840	885
Accumulated amortization of acquired above market lease intangibles	(566)	(508)
Acquired above market lease intangibles, net of accumulated amortization	274	377

Straight-line rents receivable	58,178	51,970
Accounts receivable	6,449	7,133
Interest rate swap assets	41,128	2,237
Right of use assets — Office leases (operating)	2,015	1,984
Escrow deposits and prepaid costs for pending transactions	5,198	3,864
Prepaid insurance	3,826	7,793
Goodwill	990	990
Receivable for tenant improvement cost reimbursements	619	7,680
Prepaid expenses and other assets	10,137	5,090
Total Other assets	$241,163	182,220

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $52,878,000 during the nine months ended September 30, 2022, mainly due to repayments of $749,053,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $695,726,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs increased $298,911,000 during the nine months ended September 30, 2022, primarily due to the closing of a $100 million senior unsecured term loan in March, closing the private placement of $150 million senior unsecured notes in April, the closing of a $125 million senior unsecured term loan in August, and the amortization of debt issuance costs, partially offset by the repayment of a $75 million term loan in February and new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Secured debt, net of debt issuance costs decreased $83,000 during the nine months ended September 30, 2022.  The decrease resulted from regularly scheduled principal payments of $70,000 and amortization of premiums, partially offset by the amortization of debt issuance costs during the period. Also during the nine months ended September 30, 2022, the Company assumed a $60 million loan in the acquisition of operating properties and development land, which was repaid with no penalty during the same period.

Accounts payable and accrued expenses increased $81,190,000 during the nine months ended September 30, 2022.  A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Property taxes payable	$55,977	4,494
Development costs payable	33,398	17,529
Retainage payable	16,849	10,576
Real estate improvements and capitalized leasing costs payable	7,587	5,798
Interest payable	10,885	6,547
Dividends payable	55,785	46,864
Book overdraft (1)	421	4,845
Other payables and accrued expenses	10,048	13,107
Total Accounts payable and accrued expenses	$190,950	109,760

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

Other liabilities increased $1,121,000 during the nine months ended September 30, 2022.  A summary of the Company’s Other liabilities follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Security deposits	$33,629	28,343
Prepaid rent and other deferred income	18,290	16,401
Operating lease liabilities — Ground leases	20,206	22,898
Operating lease liabilities — Office leases	2,086	2,032

Acquired below market lease intangibles	10,810	8,124
Accumulated amortization of below market lease intangibles	(3,394)	(2,707)
Acquired below market lease intangibles, net of accumulated amortization	7,416	5,417

Interest rate swap liabilities	—	935
Tenant improvement cost liabilities	1,816	2,796
Other liabilities	16	3,516
Total Other liabilities	$83,459	82,338

Equity
Additional paid-in capital increased $380,011,000 during the nine months ended September 30, 2022, primarily due to: (i) the issuance of 1,868,809 shares of common stock in connection with the acquisition of Tulloch Corporation, the owner of an industrial real estate portfolio comprised of 14 operating properties and two parcels of land, in the net amount of $303,682,000; (ii) the issuance of common stock under the Company’s continuous common equity offering program (as discussed in Liquidity and Capital Resources); and (iii) activity related to stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the nine months ended September 30, 2022, EastGroup issued 391,906 shares of common stock under its continuous common equity offering program with net proceeds to the Company of $75,189,000.

For the nine months ended September 30, 2022, Distributions in excess of earnings increased $1,007,000 as a result of dividends on common stock of $148,518,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $147,511,000.

Accumulated other comprehensive income increased $39,826,000 during the nine months ended September 30, 2022. The increase resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 13 and 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2022 was $37,792,000 ($0.87 per basic and diluted share) and $147,511,000 ($3.49 per basic share and $3.48 per diluted share), respectively, compared to $30,771,000 ($0.76 per basic and diluted share) and $85,668,000 ($2.14 per basic share and $2.13 per diluted share) for the same periods in 2021. The following paragraphs provide further details with respect to these changes:

•PNOI increased by $15,660,000 ($0.36 per diluted share), or 20.8%, for the three months ended September 30, 2022, as compared to the same period in 2021. PNOI increased $7,139,000 from newly developed and value-add properties, $5,186,000 from 2021 and 2022 acquisitions and $4,349,000 from same property operations; PNOI decreased $867,000 from operating properties sold in 2021 and 2022. Lease termination fee income was $24,000 and $353,000 for the three month periods ended September 30, 2022 and 2021, respectively. The Company recorded net reserves for uncollectible rent of $198,000 and net recoveries of uncollectible rent of $256,000 for the three months ended September 30, 2022 and 2021, respectively. Straight-lining of rent increased PNOI by $2,764,000 and $2,542,000 for the three months ended September 30, 2022 and 2021, respectively.

PNOI increased by $42,019,000 ($0.99 per diluted share), or 19.3%, for the nine months ended September 30, 2022, as compared to the same period in 2021. PNOI increased $18,916,000 from newly developed and value-add properties, $15,142,000 from same property operations and $10,696,000 from 2021 and 2022 acquisitions; PNOI decreased $2,348,000 from operating properties sold in 2021 and 2022. Lease termination fee income was $2,397,000 and $947,000 for the nine month periods ended September 30, 2022 and 2021, respectively. The Company recorded net reserves for uncollectible rent of $128,000 and net recoveries of uncollectible rent of $346,000 for the nine months ended September 30, 2022 and 2021, respectively. Straight-lining of rent increased PNOI by $6,654,000 and $6,511,000 for the nine months ended September 30, 2022 and 2021, respectively.

•EastGroup recognized gains on sales of real estate investments of $40,999,000 ($0.97 per diluted share) during the nine months ended September 30, 2022. There were no sales during the three months ended September 30, 2022. There were also no sales during the three and nine months ended September 30, 2021.

•Depreciation and amortization expense increased by $7,014,000 ($0.16 per diluted share) and $19,154,000 ($0.45 per diluted share) during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021.
EastGroup entered into 24 leases with certain rent concessions on 1,178,000 square feet during the three months ended September 30, 2022, with total rent concessions of $2,293,000 over the lives of the leases. During the same period of 2021, the Company entered into 41 leases with certain rent concessions on 1,163,000 square feet with total rent concessions of $1,710,000 over the lives of the leases.

EastGroup entered into 90 leases with certain rent concessions on 3,824,000 square feet during the nine months ended September 30, 2022, with total rent concessions of $6,126,000 over the lives of the leases. During the same period of 2021, the Company entered into 139 leases with certain rent concessions on 4,452,000 square feet with total rent concessions of $8,422,000 over the lives of the leases.

The Company’s percentage of leased square footage for the operating portfolio was 99.0% at September 30, 2022, compared to 98.8% at September 30, 2021.  Occupancy for the Company’s operating portfolio at September 30, 2022 was 98.5% compared to 97.6% at September 30, 2021.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting periods (January 1, 2021 through September 30, 2022). Same property average occupancy for the three and nine months ended September 30, 2022, was 98.3% and 98.1%, compared to 97.8% and 97.3% for the same periods of 2021.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting periods (January 1, 2021 through September 30, 2022). The same property average rental rate was $7.12 and $7.00 per square foot for the three and nine months ended September 30, 2022, respectively, compared to $6.72 and $6.58 per square foot for the same periods of 2021.

Interest expense increased $1,355,000 and $1,978,000 for the three and nine months ended September 30, 2022, compared to the same periods in 2021. The following table presents the components of Interest expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$1,653	67	1,586	2,904	659	2,245
Amortization of facility fees - unsecured bank credit facilities	180	180	—	533	571	(38)
Amortization of debt issuance costs - unsecured bank credit facilities	163	163	—	488	443	45
Total variable rate interest expense	1,996	410	1,586	3,925	1,673	2,252
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	11,147	9,776	1,371	30,881	27,889	2,992
Secured debt interest (excluding amortization of debt issuance costs)	20	365	(345)	69	1,478	(1,409)
Amortization of debt issuance costs - unsecured debt	179	147	32	488	435	53
Amortization of debt issuance costs - secured debt	1	10	(9)	3	84	(81)
Total fixed rate interest expense	11,347	10,298	1,049	31,441	29,886	1,555
Total interest	13,343	10,708	2,635	35,366	31,559	3,807
Less capitalized interest	(3,572)	(2,292)	(1,280)	(8,515)	(6,686)	(1,829)
TOTAL INTEREST EXPENSE	$9,771	8,416	1,355	26,851	24,873	1,978
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.
The Company’s variable rate interest expense increased by $1,586,000 and $2,252,000 for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021 primarily due to increases in the Company’s average borrowings and weighted average variable interest rates on its unsecured bank credit facilities as shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$195,276	31,380	163,896	210,841	81,136	129,705
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	3.36%	0.86%		1.84%	1.08%

The Company’s fixed rate interest expense increased by $1,049,000 and $1,555,000 for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021 as a result of the unsecured debt and secured debt activity described below.

Interest expense from fixed rate unsecured debt increased by $1,371,000 and $2,992,000 during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The increases resulted from the Company’s unsecured debt activity described below.

The details of the unsecured debt obtained in 2021 and 2022 as of September 30, 2022 are shown in the following table:

NEW UNSECURED DEBT IN 2021 AND 2022	Effective Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$50 Million Senior Unsecured Term Loan (1)	1.55%	03/18/2021	03/18/2025	$50,000
$125 Million Senior Unsecured Notes	2.74%	06/10/2021	06/10/2031	125,000
$100 Million Senior Unsecured Term Loan (2)	3.06%	03/31/2022	09/29/2028	100,000
$150 Million Senior Unsecured Notes	3.03%	04/20/2022	04/20/2032	150,000
$50 Million Senior Unsecured Term Loan (3)	4.09%	08/31/2022	08/30/2024	50,000
$75 Million Senior Unsecured Term Loan (4)	4.00%	08/31/2022	08/31/2027	75,000
Weighted Average/Total Amount for 2021 and 2022	3.06%			$550,000

(1) The interest rate on this unsecured term loan is comprised of LIBOR plus 100 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s LIBOR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 1.55% as of September 30, 2022. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(2) The interest rate on this unsecured term loan is comprised of the Secured Overnight Financing Rate (“SOFR”) plus 130 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 3.06% as of September 30, 2022. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(3) The interest rate on this unsecured term loan is comprised of SOFR plus 85 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 4.09% as of September 30, 2022. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(4) The interest rate on this unsecured term loan is comprised of SOFR plus 85 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 4.00% as of September 30, 2022. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

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

The increase in interest expense from unsecured debt was offset by a decrease in secured debt interest expense. Interest expense from secured debt decreased by $345,000 and $1,409,000 during the three and nine month periods ended September 30, 2022, respectively, as compared to the same periods in 2021 as a result of regularly scheduled principal payments and the payoffs described in the table below. Regularly scheduled principal payments on secured debt were $70,000 during the nine months ended September 30, 2022. During the year ended December 31, 2021, regularly scheduled principal payments on secured debt were $2,989,000. During the nine months ended September 30, 2022, the Company assumed a $60 million loan in the acquisition of operating properties and development land, which was repaid with no penalty during the same period. EastGroup did not obtain any new secured debt during 2021. The details of the secured debt repaid in 2021 are shown in the following table:

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

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $1,280,000 and $1,829,000 for the three and nine months ended September 30, 2022, respectively, as compared to the same periods of 2021, due to changes in development spending and borrowing rates.

Depreciation and amortization expense increased $7,014,000 and $19,154,000 for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, primarily due to the operating properties acquired by the Company in 2021 and 2022 and the properties transferred from Development and value-add properties in 2021 and 2022, partially offset by operating properties sold in 2021 and 2022.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, increased $40,999,000 during the nine months ended September 30, 2022, as compared to the same period in 2021. There were no sales during the three months ended September 30, 2022. Also, there were no sales during the three and nine months ended September 30, 2021. The Company’s 2021 and 2022 sales transactions are described below in Real Estate Sold and Held for Sale.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and nine months ended September 30, 2022 and 2021 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2022	2021	2022	2021
		(In thousands)
Upgrade on acquisitions	40 yrs	$126	214	458	368
Tenant improvements:
New tenants	Lease life	3,437	3,349	9,775	8,516
Renewal tenants	Lease life	606	609	2,477	2,793
Other:
Building improvements	5-40 yrs	2,509	1,521	7,926	4,925
Roofs	5-15 yrs	2,733	1,682	5,665	7,744
Parking lots	3-5 yrs	373	439	1,598	870
Other	5 yrs	658	160	1,398	853
Total real estate improvements (1)		$10,442	7,974	29,297	26,069

(1)Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Total real estate improvements	$29,297	26,069
Change in real estate property payables	(1)	535
Change in construction in progress	1,747	145
Real estate improvements on the Consolidated Statements of Cash Flows	$31,043	26,749

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2022 and 2021 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2022	2021	2022	2021
		(In thousands)
Development and value-add	Lease life	$3,654	1,369	10,422	8,928
New tenants	Lease life	2,414	2,073	8,554	9,228
Renewal tenants	Lease life	2,881	2,956	9,779	6,496
Total capitalized leasing costs (1)		$8,949	6,398	28,755	24,652
Amortization of leasing costs		$4,684	4,017	13,716	11,936
(1)Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Total capitalized leasing costs	$28,755	24,652
Change in leasing commissions payables	(1,787)	(1,861)
Leasing commissions on the Consolidated Statements of Cash Flows	$26,968	22,791

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

The Company did not classify any properties as held for sale as of September 30, 2022. As of December 31, 2021, the Company owned one operating property that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. The property was sold in the first quarter of 2022, and the Company recorded a gain on the sale in the three months ended March 31, 2022.

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

The Company sold operating properties during the nine months ended September 30, 2022, as shown in the table below. The results of operations and gains and losses on sales for the properties sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments. The Company did not consider its sales in 2022 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

A summary of Gain on sales of real estate investments for the nine months ended September 30, 2022 and the year ended December 31, 2021 follows:

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

The Company had no sales during the nine months ended September 30, 2021.

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

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $276,551,000 for the nine months ended September 30, 2022.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt; proceeds from common stock offerings; and net proceeds from sales of real estate investments.  The Company distributed $139,597,000 in common stock dividends during the nine months ended September 30, 2022.  Other primary uses of cash were for repayments on unsecured bank credit facilities, unsecured debt and secured debt; the construction and development of properties; capital improvements at various properties; leasing commissions; and purchases of real estate.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in the coming year to be consistent in nature with those for the nine months ended September 30, 2022.

As of September 30, 2022, the Company was contractually obligated to pay the dividend declared in August 2022, which was paid in October 2022. An amount for dividends payable of $55,785,000 was included in Accounts payable and accrued expenses at September 30, 2022, which includes dividends payable on unvested restricted stock of $1,446,000, which are subject to continued service and will be paid upon vesting in future periods.

Total debt at September 30, 2022 and December 31, 2021 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount (1)	$155,883	209,210
Unamortized debt issuance costs	(1,695)	(2,144)
Unsecured bank credit facilities, net of debt issuance costs	154,188	207,066

Unsecured debt - fixed rate, carrying amount (2)	1,545,000	1,245,000
Unamortized debt issuance costs	(3,519)	(2,430)
Unsecured debt, net of debt issuance costs	1,541,481	1,242,570

Secured debt - fixed rate, carrying amount (2)	2,071	2,156
Unamortized debt issuance costs	(12)	(14)
Secured debt, net of debt issuance costs	2,059	2,142

Total debt, net of debt issuance costs	$1,697,728	1,451,778

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

The Company’s $425 million unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and a $325 million accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of September 30, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2022, the Company had $120,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 3.752%.

The Company's $50 million unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425 million facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2022, the interest rate was 3.918% on a balance of $35,883,000.

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

In January 2022, the Company and a group of lenders agreed to terms on the private placement of $150 million of senior unsecured notes with a fixed interest rate of 3.03% and a 10-year term. The notes were issued and sold on April 20, 2022 and require interest-only payments. The notes will not be and have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In February 2022, EastGroup repaid a $75 million unsecured term loan at maturity with an effectively fixed interest rate of 3.03%.

In March 2022, the Company closed a $100 million senior unsecured term loan with a 6.5-year term and interest only payments, which bears interest at the annual rate of SOFR plus an applicable margin (1.30% as of September 30, 2022) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 3.06%.

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

In August 2022, the Company closed a $125 million senior unsecured term loan with interest only payments, bearing interest at the annual rate of SOFR plus an applicable margin based on the Company’s senior unsecured long-term debt rating and consolidated leverage ratio. The loan has a $75 million tranche with a five-year term and a $50 million tranche with a two-year term. The Company also entered into interest rate swap agreements to convert the loans’ SOFR rate components to fixed interest rates for the entire term of the loans, providing total effectively fixed interest rates of 4.00% and 4.09% on the $75 million and $50 million tranches, respectively.

In July 2022, the Company and a group of lenders agreed to terms on the private placement of two senior unsecured notes totaling $150 million. One note for $75 million has an 11-year term and a fixed interest rate of 4.90% with semi-annual interest-only payments. The other $75 million note has a 12-year term and a fixed interest rate of 4.95% with semi-annual interest-only payments. The notes, dated August 16, 2022, were issued and sold on October 12, 2022. The notes will not be and have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended SOFR plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. During the nine months ended September 30, 2022, the Company entered into two new term loans and three swap agreements which are indexed to SOFR. Also, during the nine months ended September 30, 2022, EastGroup refinanced two existing term loans modifying the index from LIBOR to SOFR, and concurrently amended the related swaps to reference SOFR rather than LIBOR. The Company’s unsecured bank credit facilities and two of its senior unsecured term loans and interest rate swap contracts are indexed to LIBOR and include provisions for a replacement rate which we believe will be substantially equivalent to the all-in LIBOR-based interest rate in effect prior to its replacement. Therefore, management believes the transition will not have a material impact on the Company’s consolidated financial statements. The Company is continuously monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments indexed to LIBOR could also be impacted if LIBOR is limited or discontinued as interest rates may be adversely affected. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

On December 20, 2019, EastGroup entered into sales agreements (the “December 2019 Sales Agreements”) with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; and Wells Fargo Securities, LLC in connection with the establishment of a new continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time. On July 28, 2021, the Company entered into a sales agreement (together with the December 2019 Sales Agreements, the “Sales Agreements”) with TD Securities (USA) LLC, which is substantially similar to the December 2019 Sales Agreements, and entered into corresponding amendments to the December 2019 Sales Agreements to include TD Securities (USA) LLC as a participating sales agent. Pursuant to the Sales Agreements, the shares may be offered and sold in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act. As of October 26, 2022, the Company has sold an aggregate of 2,653,011 shares of common stock with gross proceeds of $444,288,000 under the Sales Agreements, and EastGroup may offer and sell additional shares of its common stock with an aggregate gross sales price of up to $305,712,000 through the sales agents.

During the nine months ended September 30, 2022, EastGroup issued and sold 391,906 shares of common stock under its continuous common equity offering program at an average price of $194.28 per share with gross proceeds to the Company of $76,141,000. The Company incurred offering-related costs of $952,000 during the nine months, resulting in net proceeds to the Company of $75,189,000.

During the nine months ended September 30, 2022, the Company issued 1,868,809 shares of common stock in the acquisition of operating properties and development land in the gross amount of $303,756,000. The Company incurred issuance-related costs of $74,000.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2021, did not materially change during the nine months ended September 30, 2022.

The Company has no material off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 14 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of September 30, 2022.

	October – December 2022	2023	2024	2025		2026	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	155,883	(1)	—	—	155,883	155,354	(2)
Weighted average interest rate	—	—	—	3.79%	(3)	—	—	3.79%
Unsecured debt - fixed rate (in thousands)	$—	115,000	170,000	145,000		140,000	975,000	1,545,000	1,427,208	(4)
Weighted average interest rate	—	2.96%	3.65%	3.12%		2.57%	3.09%	3.09%
Secured debt - fixed rate (in thousands)	$30	119	122	128		1,672	—	2,071	1,996	(4)
Weighted average interest rate	3.85%	3.85%	3.85%	3.85%		3.85%	—	3.85%

(1)The variable-rate unsecured bank credit facilities mature in July 2025 and as of September 30, 2022, have balances of $120,000,000 on the $425 million unsecured bank credit facility and $35,883,000 on the $50 million unsecured bank credit facility.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of September 30, 2022.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of September 30, 2022, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 38 basis points, interest expense and cash flows would increase or decrease by approximately $591,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

The Company’s unsecured bank credit facilities and two of its unsecured term loans and related interest rate swaps are indexed to LIBOR. For a discussion of the risks associated with the discontinuation of LIBOR, see “Risk Factors—Financing Risks—The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

EastGroup’s financial results are affected by general economic conditions in the markets in which the Company’s properties are located. The state of the economy or other adverse changes in general or local economic conditions could result in the inability of some of the Company’s existing tenants to make lease payments and may therefore increase the reserves for uncollectible rent. It may also impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space. In addition, an economic downturn or recession could also lead to an increase in overall vacancy rates or a decline in rents the Company can charge to re-lease properties upon expiration of current leases. In all of these cases, EastGroup’s cash flows would be adversely affected.

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s third fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	—	$—	—	—
August 1, 2022 through August 31, 2022	—	—	—	—
September 1, 2022 through September 30, 2022 (1)	733	144.34	—	—
Total	733	$144.34	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022:

Exhibit Number	Description
10.1
Note Purchase Agreement, dated as of August 16, 2022, among EastGroup Properties, L.P., the Company and the purchasers of the notes party thereto (including the forms of the 4.90% Series A Senior Notes due 2033 and the 4.95% Series B Senior Notes due 2034) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 19, 2022).

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

Date:  October 26, 2022

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer