Form 10-K
period 2022-12-31
EASTGROUP PROPERTIES INC
filed 2023-02-15
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter:  $6,624,688,557.

The number of shares of common stock, $0.0001 par value, outstanding as of February 14, 2023 was 43,554,350.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect EastGroup Properties, Inc.’s (the “Company” or “EastGroup”) expectations and projections about the Company’s future results, performance, prospects, plans and opportunities. The Company has attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “goals,” “plans” or variations of such words and similar expressions or the negative of such words, although not all forward-looking statements contain such words. These forward-looking statements are based on information currently available to the Company and are subject to a number of known and unknown assumptions, risks, uncertainties and other factors that may cause the Company’s actual results, performance, plans or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required by law.

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
•availability of financing and capital, increase in interest rates, and ability to raise equity capital on attractive terms;
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
•potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants, or our ability to lease space at current or anticipated rents, particularly in light of the impacts of inflation;
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
•pandemics, epidemics or other public health emergencies, such as the coronavirus pandemic;
•the terms of governmental regulations that affect us and interpretations of those regulations, including the costs of compliance with those regulations, changes in real estate and zoning laws and increases in real property tax rates;
•credit risk in the event of non-performance by the counterparties to our interest rate swaps;
•the discontinuation of LIBOR (as defined herein);
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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K for the year ended December 31, 2022.

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

Administration
EastGroup maintains its principal executive office and headquarters in Ridgeland, Mississippi.  The Company also has regional offices in Atlanta, Dallas and Los Angeles and asset management offices in Orlando, Miami, Houston and Phoenix.  EastGroup has property management offices in Jacksonville, Tampa, Charlotte and San Antonio.  Offices at these locations allow the Company to provide property management services to 75% of the Company’s operating portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Georgia, Texas and California provide oversight of the Company’s development and value-add program. Properties that are either acquired but not stabilized or can be converted to a higher and better use are considered value-add properties.  As of February 14, 2023, EastGroup had 87 full-time employees.

Business Overview
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location-sensitive customers (primarily in the 20,000 to 100,000 square foot range).  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply-constrained submarkets in major Sunbelt regions. The Company’s core markets are in the states of Florida, Texas, Arizona, California and North Carolina.

As of December 31, 2022, EastGroup owned 487 industrial properties and one office building in 11 states. As of that same date, the Company’s portfolio, including development projects and value-add properties in lease-up and under construction, included approximately 56.0 million square feet consisting of 449 business distribution properties containing 51.2 million square feet, 14 bulk distribution properties containing 3.8 million square feet, and 25 business service properties containing 1.0 million square feet (which includes one office building). As of December 31, 2022, EastGroup’s operating portfolio was 98.7% leased to approximately 1,600 tenants, with no single tenant accounting for more than approximately 2.1% of the Company’s income from real estate operations for the year ended December 31, 2022. As of February 14, 2023, the properties which were in the development and value-add program at year-end were approximately 38% leased.

During 2022, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company acquired 2,750,000 square feet of operating and value-add properties and 456.3 acres of land for a total of $605,768,000.  Also during 2022, the Company began construction of 14 development projects containing 2.7 million square feet and transferred 19 projects, which contain 3.6 million square feet and had costs of $461,329,000 at the date of transfer, from its development and value-add program to real estate properties.

During 2022, EastGroup sold three operating properties containing 287,000 square feet, which generated gross proceeds of $52,410,000.

The Company typically initially funds its development and acquisition programs through its unsecured bank credit facilities; the total capacity of which was increased in January 2023 by $200,000,000, from $475,000,000 to $675,000,000 (as discussed under the heading Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K). As market conditions permit, EastGroup issues equity or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. Moody’s Investors Service has assigned the Company’s issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

Environmental, Social and Governance (“ESG”) Matters
EastGroup’s commitment to ESG initiatives is evidenced by its building standards, corporate policies and procedures and company culture. At EastGroup, protecting the environment is important to the Company’s employees, customers and communities.  The Company strives to support sustainability through its commitment to build high performance and environmentally responsible properties.  Through EastGroup’s continued efforts, numerous properties have been Leadership in Energy and Environmental Design (“LEED”), Building Owners and Managers Association 360 and ENERGY STAR certified, and while formal certification is not always pursued, the Company builds all of its development properties with the intention of meeting LEED certifiable standards. The Company consistently invests in energy-efficient improvements throughout its portfolio, such as LED lighting, skylights, white reflective roofing, electric vehicle charging stations and smart sensor irrigation systems. The Company strives for efficiency in operating properties with innovative solutions that are intended to lower operational costs and reduce the environmental footprint. In June 2021, the Company amended and restated its unsecured revolving credit facility and unsecured working cash credit facility. The new credit facilities provide for an incremental reduction in borrowing costs if a certain sustainability-linked metric is achieved. This metric is based on a target number of newly-constructed buildings with qualifying electric vehicle charging stations as a percentage of total qualifying buildings for each fiscal year and allows for the reduction of the applicable interest margin by one basis point upon satisfaction of these targets. The baseline, which will be measured annually beginning with the year ended December 31, 2022, was determined to be 20% based on activity during the year ended December 31, 2021. The Company exceeded the target of 20% for the year ended December 31, 2022. The Company believes that its continued commitment to pursue environmentally conscious performance and standards through sustainability best practices creates positive impacts on the environment and creates long-term value for the Company and its stakeholders.

During 2021, EastGroup hired a full-time Director of Corporate Sustainability to focus on all aspects of the Company's ESG initiatives. During 2022, the Company furthered its commitment to ESG initiatives by partnering with a sustainability consulting firm and also beginning to utilize an environmental data management platform, with the goal of more reliably tracking and benchmarking operational performance. The Company released a Corporate Green Office Guide during 2022, which contains best environmental practices for its corporate offices, and it continues to seek additional ways to engage with tenants on environmental matters, including recycling initiatives, Earth Day celebrations, and other tenant appreciation events at certain properties.

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

Readers are encouraged to visit the “Priorities” page of the Company's website and review its 2022 Environmental, Social & Governance Report for more detail regarding EastGroup's ESG programs and initiatives. Nothing on the Company's website or in the referenced report shall be deemed to be incorporated by reference into this Annual Report on Form 10-K.

Human Capital Matters
We believe our employees are a critical component of the success and sustainability of our Company, and we are committed to providing a diverse and inclusive work environment that encourages collaboration and teamwork.

•Workforce Diversity: As of February 14, 2023, we employed 87 team members located in 12 offices in Arizona, California, Florida, Georgia, Mississippi, North Carolina and Texas. As of February 14, 2023, 100% of our employees were full-time and none were members of a union or subject to a collective bargaining agreement. Our team is comprised of the following types of personnel:

•asset, construction and property managers;
•accounting, administrative, human resources and information technology professionals; and
•our corporate leadership team.

Our current employee base is gender diverse with 76% identifying as women and 91% of new hires in 2022 identifying as women. The officer group is comprised of 42% women and 58% men. 18% of our employees identify as racial or ethnic minorities. Our Board of Directors is 22% comprised of women, and one of nine Board members identifies as a racial or ethnic minority. With 87 employees and 9 directors, each team member plays a vital role in the success of the Company.

•Employee Tenure: We believe our culture supports our employees and creates a positive, professional environment that encourages longevity for our team members. We seek to develop leaders and promote from within the organization when opportunities arise. As of February 14, 2023, 79% of our employees at the manager level and above were promoted from within the Company. The average tenure of our workforce is 9 years, and 12 years for our officers. Our voluntary turnover rate was 5.7% in 2022.

•Compensation, Benefits, Health and Safety: We offer a comprehensive employee benefits program and what we believe are socially-responsible policies and practices in order to support the overall well-being of our employees and create a safe, professional and inclusive work environment. Some of the benefits we offer include a robust 401(k) matching program, company-wide equity award program, generous personal leave policy, paid parental leave, flexible work schedules, paid time off for volunteering, annual health and wellness checkups, employer-paid health insurance for all full-time employees, tobacco cessation program, athletic club and tuition reimbursement programs, and a competitive pay structure. All of our employees are salaried employees and are eligible for performance-based annual bonuses based on a percentage of salary.

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

•Policies: We have various policies and practices in place, including a Code of Ethics and Business Conduct, Whistleblower Program, Equal Opportunity and Commitment to Diversity, Human Rights Statement, Vendor Code of Conduct, ADA & Reasonable Accommodation, Commitment to Safety, Community Service, Family Medical Leave, Maternity and Paternity Leave, Standards of Conduct, Corporate Green Office Guide, Workplace Violence Prevention, Healthy, Wealthy, Wise Benefits Summary, and Cybersecurity.

•Company and Board Engagement: We value our employees, and our focus on human capital management and other socially-responsible initiatives is at the forefront of discussions and decisions with both management and the Board of Directors. On a regular basis, Company management holds ESG-related discussions with the Board of Directors; in 2022, our management and the Board of Directors formally met to discuss these topics four times. The Nominating and Corporate Governance Committee of the Board of Directors has direct oversight over ESG and met for one formal discussion on ESG and also received periodic updates from Company management.

Supplemental U.S. Federal Income Tax Considerations
The following discussion supplements and updates the disclosures under “Certain United States Federal Income Tax Considerations” in the prospectus dated December 16, 2022, contained in our Registration Statement on Form S-3 filed with the SEC on December 16, 2022. Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in such disclosures (as supplemented).

On December 29, 2022, the IRS promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. stockholders. The new Treasury Regulations provide that:
(i)The withholding rules applicable to ordinary REIT dividends paid to a non-U.S. stockholder (generally, a 30% rate of withholding on gross amounts unless otherwise reduced by treaty or effectively connected with such non-U.S. stockholder’s trade or business within the U.S. and proper certifications are provided) will apply to (a) that portion of any distribution paid by us that is not designated as a capital gain dividend, a return of basis or a distribution in excess of the non-U.S. stockholder’s adjusted basis in its stock that is treated as gain from the disposition of such stock and (b) any portion of a capital gain dividend paid by us that is not treated as gain attributable to the sale or exchange of a U.S. real property interest by reason of the recipient not owning more than 10% of a class of our stock that is regularly traded on an established securities market during the one-year period ending on the date of the capital gain dividend.

(ii)The withholding rules under FIRPTA will apply to a distribution paid by us in excess of a non-U.S. stockholder’s adjusted basis in our stock, unless the interest in our stock is not a U.S. real property interest (for example, because we are a domestically controlled qualified investment entity) or the distribution is paid to a “withholding qualified holder.” A “withholding qualified holder” means a qualified holder (as defined below) and a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships.
(iii)The withholding rules under FIRPTA will apply to any portion of a capital gain dividend paid to a non-U.S. stockholder that is attributable to the sale or exchange of a U.S. real property interest, unless it is paid to a withholding qualified holder.

In the case of FIRPTA withholding under clause (ii) above, the applicable withholding rate is currently 15%, and in the case of
FIRPTA withholding under clause (iii) above the withholding rate is currently 21%. For purposes of FIRPTA withholding under clause (iii), whether a capital gain dividend is attributable to the sale or exchange of a U.S. real property interest is determined taking into account the general exception from FIRPTA distribution treatment for distributions paid to certain non-U.S. stockholders under which any distribution by us to a non-U.S. stockholder with respect to any class of stock which is regularly traded on an established securities market located in the United States is not treated as gain recognized from the sale or exchange of a U.S. real property interest if such non-U.S. stockholder did not own more than 10% of such class of stock at any time during the 1-year period ending on the date of such distribution. To the extent inconsistent, these Treasury Regulations supersede the discussion on withholding contained in the above-referenced disclosures (as supplemented) under the heading “Taxation of Non-U.S. Shareholders.” However, if, notwithstanding these Treasury Regulations, we encounter difficulties in properly characterizing a distribution for purposes of the withholding rules, we may decide to withhold on such distribution at the highest possible U.S. federal withholding rate that we determine could apply.

New Treasury Regulations also provide new guidance regarding qualified foreign pension funds. Accordingly, the discussion contained in the paragraph under “Certain United States Federal Income Tax Considerations – Taxation of Non-U.S. Shareholders – Qualified Foreign Pension Funds” is hereby deleted and replaced with the following:

Qualified Foreign Pension Funds. In general, for FIRPTA purposes, and subject to the discussion below regarding “qualified holders,” neither a “qualified foreign pension fund” (as defined below) nor any entity all of the interests of which are held by a qualified foreign pension fund is treated as a foreign person, thereby exempting such entities from tax under FIRPTA. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees as a result of, or in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. Under Treasury Regulations, subject to the discussion below regarding “qualified holders,” a “qualified controlled entity” also is not generally treated as a foreign person for purposes of FIRPTA. A qualified controlled entity generally includes a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities.

Treasury Regulations further require that a qualified foreign pension fund or qualified controlled entity will not be exempt from FIRPTA with respect to dispositions of U.S. real property interests or REIT distributions attributable to the same unless the qualified foreign pension fund or qualified controlled entity is a “qualified holder.” To be a qualified holder, a qualified foreign pension fund or qualified controlled entity must satisfy one of two alternative tests at the time of the disposition of the U.S. real property interest or the REIT distribution. Under the first test, a qualified foreign pension fund or qualified controlled entity is a qualified holder if it owned no U.S. real property interests as of the earliest date during an uninterrupted period ending on the date of the disposition or distribution during which it qualified as a qualified foreign pension fund or qualified controlled entity. Alternatively, if a qualified foreign pension fund or qualified controlled entity held U.S. real property interests as of the earliest date during the period described in the preceding sentence, it can be a qualified holder only if it satisfies certain testing period requirements.

Treasury Regulations also provide that a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships, may certify its status as such and will not be treated as a foreign person for purposes of withholding under Section 1445 of the Code (and Section 1446 of the Code, as applicable).

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
•weather-related events.

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

We are subject to significant regulation that constrains our activities.  Local zoning and land use laws, environmental statutes and other governmental requirements restrict our expansion, rehabilitation and reconstruction activities.  These regulations may prevent us from taking advantage of economic opportunities.  Legislation such as the ADA may require us to modify our properties, and noncompliance could result in the imposition of fines or an award of damages to private litigants.  Future legislation may impose additional requirements.  We cannot predict what requirements may be enacted or what changes may be implemented to existing legislation.

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

We face risks due to lack of geographic and real estate sector diversity.  Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Florida, Texas, Arizona, California and North Carolina. As of December 31, 2022, our largest markets were Houston and Dallas. We owned operating properties totaling 6.2 million square feet in Houston and 4.9 million square feet in Dallas, which represent 12.0% and 9.3%, respectively, of the Company’s total Real estate properties on a square foot basis.  A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.  In addition, our investments in real estate assets are concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included other sectors of the real estate industry.

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

Increases in interest rates would increase our interest expense. At December 31, 2022, we had $170,000,000 of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

The discontinuation of London Interbank Offered Rate (“LIBOR”) and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations. In the U.S., the Alternative Reference Rates Committee (“AARC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative to USD-LIBOR-BBA. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings and hedges that extend beyond such date have been amended to modify the index from LIBOR to SOFR. Concurrently, the related swaps were amended to reference SOFR rather than LIBOR. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

Other Risks
Inflation and related volatility in the economy could negatively impact our tenants, our results of operations and the value of our publicly-traded equity securities. Inflation in the United States accelerated rapidly in 2022 and is expected to continue at an elevated level in the near-term. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any fiscal or other policy interventions by the U.S. government in reaction to such events, could negatively impact our tenants’ businesses or our results of operations. Most of our leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, although a limited number of tenants have capped the amount of these operating expenses they are responsible for under their lease. As a result, we believe that most of our leases mitigate our exposure to increases in costs and operating expenses resulting from inflation. However, there can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. In addition, while most of our leases provide for scheduled rent increases, high levels of inflation could outpace these increases. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to shareholders could be adversely affected over time. There is no guarantee that we will be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, remain unknown at this time.

Additionally, inflationary pricing may have a negative effect on the construction costs necessary to complete our development projects, including, but not limited to, costs of construction materials, labor and services from third-party contractors and suppliers. Higher construction costs could adversely impact our investments in real estate assets and our expected yields on development and value-add projects. Although the Company has an obligation to complete development projects currently under construction, the Company does not have any obligation to start new development projects in the future. EastGroup evaluates new development projects on a case-by-case basis including many factors such as construction costs, potential yields, and tenant demand, and no assurance can be given that inflationary pricing will not have a material adverse impact on our development pipeline and future results.

Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so. To the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases will result in higher debt service costs, which will adversely affect our cash flows. Our exposure to increases in interest rates in the short term includes our variable-rate borrowings. With the exception of the unsecured bank credit facilities, all of the Company’s debt has an effectively fixed interest rate. See “Financing Risks – Increases in interest rates would increase our interest expense.” Increases in interest rates could also increase our debt financing costs over time, either through near-term borrowings on our existing unsecured bank credit facilities or refinancing of our existing borrowings that may incur incrementally higher interest rates.

One of the factors that may influence the trading price of our publicly-traded common stock is the interest rate on our debt and the dividend yield on our common stock relative to market interest rates. As market interest rates rise, unless we eliminate our exposure to such increases, our borrowing costs may rise and result in less funds being available for distribution. Therefore, we may not be able to, or we may choose not to, provide a higher distribution rate on our common stock. In addition, fluctuations in interest rates could adversely affect the market value of our properties. These factors could result in a decline in the market prices of our common stock. There is no guarantee we will be able to mitigate the impact of inflation.

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

Pandemics, such as COVID-19, and mitigation efforts to control their spread may impact our business, financial condition, results of operations and cash flows. The COVID-19 pandemic, including the ongoing emergence of viral variants, has caused and could continue to cause widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. Our financial condition, results of operations and cash flows are affected by our ability to lease our properties and collect rental revenues, renew our leases or lease vacant space on favorable terms, and the health and well-being of our customers, employees and other stakeholders, all of which could be adversely affected by COVID-19 or other pandemics. In addition, to the extent the COVID-19 pandemic, its macroeconomic effects or the government responses thereto adversely affect our business, financial condition, results of operations and cash flows, they may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

EastGroup owned 487 industrial properties and one office building at December 31, 2022.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona, California and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 14, 2023, EastGroup’s operating portfolio was 98.4% leased and 98.0% occupied by approximately 1,600 tenants, with no single tenant accounting for more than approximately 2.1% of the Company’s income from real estate operations.  The Company has developed approximately 48% of its total portfolio (on a square foot basis), which includes real estate properties and development and value-add properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (91% of the total portfolio) with the remainder in bulk distribution space (7%) and business service space (2%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 24-30 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2022, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

The Company’s lease expirations are detailed below:

Years Ending December 31,	Number of Leases Expiring (1)	Total Area of Leases Expiring (in Square Feet) (1)	Annualized Current Base Rent of Leases Expiring (1) (2)	% of Total Base Rent of Leases Expiring (1)
2023 (3)	249	5,299,000	$38,289,000	10.3%
2024	297	7,905,000	$55,420,000	14.9%
2025	300	8,073,000	$60,176,000	16.2%
2026	279	8,800,000	$67,607,000	18.2%
2027	256	8,461,000	$66,376,000	17.9%
2028	98	3,728,000	$25,752,000	6.9%
2029	56	2,695,000	$19,518,000	5.3%
2030	30	1,592,000	$8,779,000	2.4%
2031	20	934,000	$8,559,000	2.3%
2032 and beyond	38	3,859,000	$20,602,000	5.6%

(1) Does not include lease renewal options.
(2) Represents the monthly cash rental rates, excluding tenant expense reimbursements, as of December 31, 2022, multiplied by 12 months.
(3) Includes month-to-month leases.

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

PART II.  OTHER INFORMATION

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s shares of common stock are listed for trading on the NYSE under the symbol “EGP.”  As of February 14, 2023, there were 408 holders of record of the Company’s 43,554,350 outstanding shares of common stock. The Company distributed all of its 2022 and 2021 taxable income to its stockholders. We generally pay quarterly cash dividends to holders of our common stock at the discretion of our Board of Directors. Our future distributions may vary and will be determined by the Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board of Directors. Accordingly, no significant provisions for income taxes were necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2022 and 2021.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2022	2021
Common Share Distributions:	(Per share)
Ordinary dividends	$4.53746	3.61656
Nondividend distributions	—	—
Unrecaptured Section 1250 capital gain	—	—
Other capital gain	—	—
Total Common Distributions	$4.53746	3.61656

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2022 through October 31, 2022 (1)	37	$151.39	—	—
November 1, 2022 through November 30, 2022	—	—	—	—
December 1, 2022 through December 31, 2022	—	—	—	—
Total	37	$151.39	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock.

Performance Graph
The following graph compares, over the five years ended December 31, 2022, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE Nareit Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ended
EastGroup
FTSE Nareit Equity REITs
S&P 500 Total Return

	Fiscal years ended December 31,
	2017	2018	2019	2020	2021	2022
EastGroup	$100.00	106.93	158.47	169.09	284.82	190.63
FTSE Nareit Equity REITs	100.00	95.38	120.18	110.57	158.38	119.78
S&P 500 Total Return	100.00	95.62	125.73	148.86	191.60	156.90

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2017, and that all dividends were reinvested.

ITEM 6. [RESERVED].

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location-sensitive customers (primarily in the 20,000 to 100,000 square foot range).  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply-constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Florida, Texas, Arizona, California and North Carolina.

During 2022, economic uncertainty and stock market volatility increased due to a number of factors, including the ongoing COVID-19 pandemic, lingering supply chain disruptions, rising inflation, and increasing interest rates. While these factors have not had a significant adverse impact on EastGroup's operations to date, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company's leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. During 2022, EastGroup issued 393,406 shares of common stock through its continuous common equity offering program, providing net proceeds to the Company of $75,375,000. Also during 2022, the Company closed $525,000,000 of unsecured debt with a weighted average effectively fixed interest rate of 3.82% in four separate transactions. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During 2022, EastGroup executed leases on 9,220,000 square feet of operating properties (17.7% of EastGroup’s total square footage of 52,003,000 as of December 31, 2022). For new and renewal leases signed during 2022, average rental rates increased by 39.0% as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $4.36 for the twelve months ended December 31, 2022, compared to $3.90 for the same period of 2021, an 11.8% increase.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2021 through December 31, 2022), increased 7.2% for 2022 compared to 2021.

EastGroup’s operating portfolio was 98.7% leased at December 31, 2022 and 2021. Occupancy at the end of 2022 for the operating portfolio was 98.3% compared to 97.4% at December 31, 2021. As of February 14, 2023, the operating portfolio was 98.4% leased and 98.0% occupied. As of December 31, 2022, leases scheduled to expire in 2023 were 10.3% of the operating portfolio as a percentage of total base rent of leases expiring during the year 2023, and this percentage was reduced to 8.5% as of February 14, 2023.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the year ended December 31, 2022, EastGroup closed the acquisition of Tulloch Corporation, the owner of an industrial real estate portfolio that included 14 operating properties located in Sacramento and San Francisco containing 1,706,000 square feet. The portfolio also included two land parcels located in Sacramento and San Francisco totaling 10.5 acres. As consideration in connection with the acquisition, EastGroup assumed a loan with an outstanding principal balance of $60,000,000, which the Company immediately repaid with no penalty in June 2022, and issued 1,868,809 shares of the

Company’s common stock. In connection with the acquisition, the Company recorded real estate properties and development land totaling $365,731,000.

During 2022, EastGroup also acquired 1,044,000 square feet of value-add properties in Houston, Phoenix, San Francisco and Greenville for $122,921,000. In addition to the two land parcels obtained in the acquisition of Tulloch Corporation, the Company also purchased 445.8 acres of land in eight cities for a total of $117,116,000. The Company began construction of 14 development projects containing 2,668,000 square feet in 10 cities. Also in 2022, the Company transferred 19 development and value-add properties (3,638,000 square feet) in 14 cities from its development and value-add program to real estate properties with costs of $461,329,000 at the date of transfer. As of December 31, 2022, EastGroup’s development and value-add program consisted of 20 projects (3,981,000 square feet) located in 12 cities.  The projected total cost for the development and value-add projects, which were collectively 38% leased as of February 14, 2023, is $494,100,000, of which $169,269,000 remained to be invested as of December 31, 2022.

During 2022, EastGroup sold 287,000 square feet of operating properties, generating gross sales proceeds of $52,410,000. The Company recognized $40,999,000 in Gain on sales of real estate investments during 2022.

The Company typically initially funds its development and acquisition programs through its unsecured bank credit facilities; the total capacity of which was increased in January 2023 by $200,000,000, from $475,000,000 to $675,000,000 (as discussed below in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. Moody's Investors Service has assigned the Company’s issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the year ended December 31, 2022, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2021 through December 31, 2022. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three fiscal years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
		(In thousands)
NET INCOME	$186,274	157,638	108,391
Gain on sales of real estate investments	(40,999)	(38,859)	(13,145)
Interest income	(100)	(6)	(101)
Other revenue	(208)	(63)	(354)
Indirect leasing costs	546	700	661
Depreciation and amortization	153,638	127,099	116,359
Company’s share of depreciation from unconsolidated investment	124	136	137
Interest expense	38,499	32,945	33,927
General and administrative expense	16,362	15,704	14,404
Noncontrolling interest in PNOI of consolidated joint ventures	(105)	(61)	(171)
PROPERTY NET OPERATING INCOME (“PNOI”)	354,031	295,233	260,108
PNOI from 2021 and 2022 acquisitions	(17,146)	(2,252)	*
PNOI from 2021 and 2022 development and value-add properties	(37,329)	(9,937)	*
PNOI from 2021 and 2022 operating property dispositions	(237)	(3,263)	*
Other PNOI	323	(223)	*
SAME PNOI	299,642	279,558	*
Net lease termination fee income from same properties	(1,426)	(1,411)	*
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$298,216	278,147	*

* Same property metrics are not applicable to the year ended December 31, 2020, as the same property metrics for 2022 and 2021 are based on operating properties owned during the entire current and prior year reporting periods (January 1, 2021 through December 31, 2022).

PNOI was calculated as follows for the three fiscal years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Income from real estate operations	$486,817	409,412	362,669
Expenses from real estate operations	(133,915)	(115,078)	(103,368)
Noncontrolling interest in PNOI of consolidated joint ventures	(105)	(61)	(171)
PNOI from 50% owned unconsolidated investment	1,234	960	978
PROPERTY NET OPERATING INCOME (“PNOI”)	$354,031	295,233	260,108

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$186,182	157,557	108,363
Depreciation and amortization	153,638	127,099	116,359
Company’s share of depreciation from unconsolidated investment	124	136	137
Depreciation and amortization from noncontrolling interest	(17)	—	(142)
Gain on sales of real estate investments	(40,999)	(38,859)	(13,145)
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$298,928	245,933	211,572
Net income attributable to common stockholders per diluted share	$4.36	3.90	2.76
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$7.00	6.09	5.38
Diluted shares for earnings per share and funds from operations	42,712	40,377	39,296

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $4.36 for the twelve months ended December 31, 2022, compared to $3.90 for the same period of 2021, an 11.8% increase.

•The change in FFO per share represents the increase or decrease in FFO per share from the current year compared to the prior year.  For 2022, FFO was $7.00 per share compared with $6.09 per share for 2021, an increase of 14.9%.

•For the year ended December 31, 2022, PNOI increased by $58,798,000, or 19.9%, compared to 2021. PNOI increased $27,392,000 from newly developed and value-add properties, $20,084,000 from same property operations and $14,894,000 from 2021 and 2022 acquisitions; PNOI decreased $3,026,000 from operating properties sold in 2021 and 2022.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2021 through December 31, 2022).  Same PNOI, excluding income from lease terminations, increased 7.2% for the year ended December 31, 2022, compared to 2021.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2021 through December 31, 2022). Same property average occupancy for the year ended December 31, 2022 was 98.2% compared to 97.5% for 2021.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2022 was 98.3%.  Quarter-end occupancy ranged from 97.4% to 98.5% over the previous four quarters ended December 31, 2021 to September 30, 2022.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  For the year 2022, rental rate increases on new and renewal leases (17.7% of total square footage) averaged 39.0%.

•Lease termination fee income is included in Income from real estate operations. For the year 2022, lease termination fee income was $2,708,000 compared to $1,411,000 for 2021.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net reserves for uncollectible rent of $138,000 in 2022 compared to net recoveries for uncollectible rent of $475,000 in 2021. We evaluate the collectability of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant’s payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent, we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes, we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the year ended December 31, 2022.

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

FINANCIAL CONDITION

EastGroup’s Total Assets were $4,035,837,000 at December 31, 2022, an increase of $820,501,000 from December 31, 2021.  Total Liabilities increased $438,522,000 to $2,082,398,000, and Total Equity increased $381,979,000 to $1,953,439,000 during the same period.  The following paragraphs explain these changes in greater detail.

Assets

Real Estate Properties
Real estate properties increased $849,261,000 during the year ended December 31, 2022. The increase was primarily due to: (i) the transfer of 19 properties from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (ii) the acquisition of 14 operating properties; (iii) capital improvements at the Company’s properties; and (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. These increases were partially offset by the operating property sales discussed below.

During 2022, EastGroup acquired the following operating properties:

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
(1)Cost is calculated in accordance with FASB Accounting Standards Codification (“ASC”) 805, Business Combinations, and represents the sum of the purchase price, closing costs and capitalized acquisition costs. Refer to Note 1(j) and 2 in the Notes to Consolidated Financial Statements.
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

During the year ended December 31, 2022, the Company made capital improvements of $39,444,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $10,989,000 on development and value-add projects subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

Also, during the year ended December 31, 2022, EastGroup sold 287,000 square feet of operating properties, generating gross sales proceeds of $52,410,000. The Company recognized $40,999,000 in Gain on sales of real estate investments during the year ended December 31, 2022.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at December 31, 2022 consisted of properties in lease-up and under construction of $324,831,000 and prospective development (primarily land) of $213,618,000.  The Company’s total investment in Development and value-add properties at December 31, 2022 was $538,449,000 compared to $504,614,000 at December 31, 2021.  Total capital invested for development and value-add properties during 2022 was $494,073,000, which primarily consisted of costs of $384,541,000 as detailed in the Development and Value-Add Properties Activity table below, $110,623,000 as detailed in the Development and Value-Add Properties Transferred to the Real Estate Properties Portfolio During 2022 table below and costs of $10,989,000 on projects subsequent to transfer to Real estate properties. These costs were partially offset by development spending prepaid in prior periods. Additionally, the Company acquired development land in the acquisition of Tulloch Corporation through the issuance of shares of the Company's common stock and the assumption of certain indebtedness, which was immediately repaid. The capitalized costs incurred on development and value-add projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EastGroup capitalized internal development costs of $9,985,000 during the year ended December 31, 2022, compared to $7,713,000 during 2021.

During 2022, EastGroup acquired the following value-add properties:

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
(1)Cost is calculated in accordance with FASB ASC 805, Business Combinations, and represents the sum of the purchase price, closing costs and capitalized acquisition costs. Refer to Note 1(j) and 2 in the Notes to Consolidated Financial Statements.

Also during 2022, EastGroup purchased 456.3 acres of development land in 10 cities for $123,717,000.  Costs associated with these acquisitions are included in the Development and Value-Add Properties Activity table. These increases were offset by the transfer of 19 development projects to Real estate properties during 2022 with a total investment of $461,329,000 as of the date of transfer.

The activity of the Company's Development and Value-Add Properties for the year ended December 31, 2022 follows:

DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Incurred				Anticipated Building Conversion Date
		Costs Transferred in 2022 (1)	For the Year Ended 12/31/22	Cumulative as of 12/31/22	Projected Total Costs (2)
		(In thousands)
LEASE-UP	Building Size (Square feet)
Cypress Preserve 1 & 2, Houston, TX (3)	516,000	$—	54,081	54,081	57,800	03/23
Grand West Crossing 1, Houston, TX	121,000	—	4,168	13,037	15,700	04/23
Zephyr, San Francisco, CA (3)	82,000	—	29,028	29,028	29,800	04/23
Access Point 3, Greenville, SC (3)	299,000	—	22,632	22,632	25,400	07/23
McKinney 3 & 4, Dallas, TX	212,000	—	13,714	24,152	27,000	07/23
Grand Oaks 75 4, Tampa, FL	185,000	—	9,637	16,015	17,900	09/23
Total Lease-Up	1,415,000	—	133,260	158,945	173,600
UNDER CONSTRUCTION
SunCoast 11, Fort Myers, FL	79,000	1,524	7,651	9,175	9,900	04/23
Arlington Tech 3, Fort Worth, TX	77,000	1,980	6,420	8,400	10,300	02/24
Gateway 2, Miami, FL	133,000	8,049	10,139	18,188	23,700	02/24
Hillside 1, Greenville, SC	122,000	632	8,846	9,478	11,600	02/24
I-20 West Business Center, Atlanta, GA	155,000	—	10,175	13,139	15,500	02/24
LakePort 4 & 5, Dallas, TX	177,000	—	10,767	18,705	24,000	02/24
Horizon West 1, Orlando, FL	97,000	3,730	5,839	9,569	13,200	03/24
Steele Creek 11 & 12, Charlotte, NC	241,000	2,857	13,923	16,780	25,900	04/24
Springwood 1 & 2, Houston, TX	292,000	6,741	16,232	22,973	33,300	05/24
Stonefield 35 1-3, Austin, TX	274,000	10,279	6,040	16,319	35,300	06/24
SunCoast 10, Fort Myers, FL	100,000	1,624	1,344	2,968	13,600	06/24
Basswood 3-5, Fort Worth, TX	351,000	7,476	886	8,362	45,000	08/24
McKinney 1 & 2, Dallas, TX	172,000	4,261	2,240	6,501	27,300	08/24
Cass White 1 & 2, Atlanta, GA	296,000	3,534	1,795	5,329	31,900	10/24
Total Under Construction	2,566,000	52,687	102,297	165,886	320,500
Total Lease-Up and Under Construction	3,981,000	52,687	235,557	324,831	494,100

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	655,000	—	15,395	15,395
Sacramento, CA	82,000	—	3,130	3,130
San Francisco, CA	65,000	—	3,561	3,561
Fort Myers, FL	364,000	(3,148)	2,693	7,843
Miami, FL	510,000	(8,049)	18,035	24,317
Orlando, FL	1,053,000	(9,906)	8,338	24,670
Tampa, FL	32,000	—	—	825
Atlanta, GA	1,490,000	(3,534)	13,189	14,713
Jackson, MS	28,000	—	—	706
Charlotte, NC	1,146,000	(2,857)	1,475	13,722
Greenville, SC	476,000	(632)	5,353	6,457
Austin, TX	1,557,000	(10,279)	50,699	46,851
Dallas, TX	—	(4,261)	457	4,594
Fort Worth, TX	313,000	(9,456)	1,376	7,247
Houston, TX	1,536,000	(11,247)	17,110	30,696
San Antonio, TX	423,000	—	8,173	8,891
Total Prospective Development	9,730,000	(63,369)	148,984	213,618
Total Development and Value-Add Properties	13,711,000	$(10,682)	384,541	538,449
The Development and Value-Add Properties table is continued on the following page.

DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO THE REAL ESTATE PROPERTIES PORTFOLIO DURING 2022		Costs Incurred
		Costs Transferred in 2022 (1)	For the Year Ended 12/31/22	Cumulative as of 12/31/22 (4)
	Building Size (Square feet)	(In thousands)			Building Conversion Date

Access Point 1, Greenville, SC (3)	156,000	$—	7	12,529	01/22
Speed Distribution Center, San Diego, CA	519,000	—	2,884	70,702	03/22
Access Point 2, Greenville, SC (3)	159,000	—	601	12,232	05/22
Grand Oaks 75 3, Tampa, FL	136,000	—	1,205	11,397	06/22
Siempre Viva 3-6, San Diego, CA (3)	547,000	—	595	133,283	06/22
Steele Creek 8, Charlotte, NC	72,000	—	5,142	7,870	07/22
CreekView 9 & 10, Dallas, TX	145,000	—	4,210	15,546	08/22
Gateway 3, Miami, FL	133,000	—	4,903	18,069	08/22
Ridgeview 3, San Antonio, TX	88,000	—	3,513	9,317	08/22
Americas Ten 2, El Paso, TX	169,000	—	5,254	14,354	09/22
Horizon West 2 & 3, Orlando, FL	210,000	—	1,597	18,787	09/22
Mesa Gateway, Phoenix, AZ (3)	147,000	—	18,696	18,696	11/22
World Houston 47, Houston, TX	139,000	4,506	12,517	17,023	11/22
45 Crossing, Austin, TX	177,000	—	7,998	25,058	12/22
Basswood 1 & 2, Fort Worth, TX	237,000	—	7,237	22,466	12/22
Horizon West 4, Orlando, FL	295,000	6,176	18,201	24,377	12/22
SunCoast 12, Fort Myers, FL	79,000	—	3,928	8,106	12/22
Tri-County Crossing 5, San Antonio, TX	106,000	—	5,544	11,144	12/22
Tri-County Crossing 6, San Antonio, TX	124,000	—	6,591	10,373	12/22
Total Transferred to Real Estate Properties	3,638,000	$10,682	110,623	461,329

(1)Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2)Included in these costs are development obligations of $134.8 million and tenant improvement obligations of $15.0 million on properties under development.
(3)Represents value-add acquisitions.
(4)Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $115,197,000 during 2022 due primarily to depreciation expense of $125,199,000, offset by the sale of three operating properties totaling 287,000 square feet during 2022.

Real Estate Assets Held for Sale
Real estate assets held for sale decreased $5,695,000 during 2022. As of December 31, 2021, the Company owned one operating property, Metro Business Park, that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. The property was sold, and a gain on the sale was recorded in the three months ended March 31, 2022. The Company did not classify any properties as held for sale as of December 31, 2022.

Other Assets
Other assets increased $62,724,000 during 2022.  A summary of Other assets follows:

	December 31,
	2022	2021
	(In thousands)
Leasing costs (principally commissions)	$140,273	116,772
Accumulated amortization of leasing costs	(48,249)	(42,193)
Leasing costs (principally commissions), net of accumulated amortization	92,024	74,579

Acquired in-place lease intangibles	37,181	31,561
Accumulated amortization of acquired in-place lease intangibles	(16,276)	(13,038)
Acquired in-place lease intangibles, net of accumulated amortization	20,905	18,523

Acquired above market lease intangibles	496	885
Accumulated amortization of acquired above market lease intangibles	(251)	(508)
Acquired above market lease intangibles, net of accumulated amortization	245	377

Straight-line rents receivable	61,452	51,970
Accounts receivable	9,568	7,133
Interest rate swap assets	38,352	2,237
Right of use assets – Office leases (operating)	2,050	1,984
Escrow deposits and prepaid costs for pending transactions	2,522	3,864
Goodwill	990	990
Prepaid insurance	2,681	7,793
Receivable for tenant improvement cost reimbursements	364	7,680
Prepaid expenses and other assets	13,791	5,090
Total Other assets	$244,944	182,220

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $38,612,000 during the year ended December 31, 2022, mainly due to repayments of $981,383,000 and new debt issuance costs incurred during the year, partially offset by borrowings of $942,173,000 and the amortization of debt issuance costs during the year. The Company’s credit facilities are described in greater detail below under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs increased $448,689,000 during the year ended December 31, 2022, primarily due to closing $525,000,000 of unsecured debt and the amortization of debt issuance costs, partially offset by the repayment of a $75,000,000 term loan in February and new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Secured debt, net of debt issuance costs decreased $111,000 during the year ended December 31, 2022.  The decrease resulted from regularly scheduled principal payments of $96,000 and amortization of premiums on Secured debt, partially offset by the amortization of debt issuance costs during the year. Also during the year ended December 31, 2022, the Company assumed a $60,000,000 loan in the acquisition of operating properties and development land, which was repaid with no penalty during the same period.

Accounts payable and accrued expenses increased $27,228,000 during 2022.  A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2022	2021
	(In thousands)
Property taxes payable	$6,823	4,494
Development costs payable	21,305	17,529
Retainage payable	11,011	10,576
Real estate improvements and capitalized leasing costs payable	5,182	5,798
Interest payable	9,597	6,547
Dividends payable	55,952	46,864
Book overdraft (1)	13,370	4,845
Other payables and accrued expenses	13,748	13,107
Total Accounts payable and accrued expenses	$136,988	109,760

(1) Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities. See Note 1(p) in the Notes to Consolidated Financial Statements.

Other liabilities increased $1,328,000 during 2022.  A summary of the Company’s Other liabilities follows:

	December 31,
	2022	2021
	(In thousands)
Security deposits	$34,272	28,343
Prepaid rent and other deferred income	17,004	16,401
Operating lease liabilities — Ground leases	19,906	22,898
Operating lease liabilities — Office leases	2,139	2,032

Acquired below market lease intangibles	10,735	8,124
Accumulated amortization of acquired below-market lease intangibles	(3,957)	(2,707)
Acquired below market lease intangibles, net of accumulated amortization	6,778	5,417

Interest rate swap liabilities	1,981	935
Tenant improvement cost liabilities	1,570	2,796
Other liabilities	16	3,516
Total Other liabilities	$83,666	82,338

Equity
Additional paid-in capital increased $364,701,000 during the year ended December 31, 2022 primarily due to: (i) the issuance of 1,868,809 shares of common stock in connection with the acquisition of Tulloch Corporation, the owner of an industrial real estate portfolio comprised of 14 operating properties and two parcels of land, in the net amount of $303,682,000 (see Note 2 in the Notes to Consolidated Financial Statements for details); (ii) the issuance of common stock under the Company’s continuous common equity offering program (as discussed in Liquidity and Capital Resources); and (iii) activity related to stock-based compensation (as discussed in Note 10 in the Notes to Consolidated Financial Statements). EastGroup issued 393,406 shares of common stock under its continuous common equity offering program with net proceeds to the Company of $75,375,000.

During 2022, Distributions in excess of earnings increased $16,842,000 as a result of dividends on common stock of $203,024,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $186,182,000.

Accumulated other comprehensive income increased $35,069,000 during 2022. The increase resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 11 and 12 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2022 Compared to 2021
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the year ended December 31, 2022 was $186,182,000 ($4.37 per basic and $4.36 per diluted share) compared to $157,557,000 ($3.91 per basic and $3.90 per diluted share) for the year ended December 31, 2021. The following paragraphs explain the change:

•PNOI increased by $58,798,000 ($1.38 per diluted share) for 2022 as compared to 2021.  PNOI increased $27,392,000 from newly developed and value-add properties, $20,084,000 from same property operations and $14,894,000 from 2021 and 2022 acquisitions; PNOI decreased $3,026,000 from operating properties sold in 2021 and 2022. For the year 2022, lease termination fee income was $2,708,000 compared to $1,411,000 for 2021.  The Company recorded net reserves for uncollectible rent of $138,000 in 2022 and net recoveries for uncollectible rent of $475,000 in 2021. Straight-lining of rent increased PNOI by $9,991,000 and $8,698,000 in 2022 and 2021, respectively.

•EastGroup recognized gains on sales of real estate investments of $40,999,000 ($0.96 per diluted share) during 2022 compared to $38,859,000 ($0.96 per diluted share) during 2021.

•Depreciation and amortization expense increased by $26,539,000 ($0.62 per diluted share) during 2022 compared to 2021.

EastGroup entered into 114 leases with certain rent concessions on 4,798,000 square feet during 2022 with total rent concessions of $7,378,000 over the lives of the leases, compared to 174 leases with rent concessions on 5,677,000 square feet with total rent concessions of $11,007,000 over the lives of the leases in 2021.

The Company’s percentage of leased square footage for the operating portfolio was 98.7% at both December 31, 2022 and 2021.  Occupancy at the end of 2022 for the operating portfolio was 98.3% compared to 97.4% at December 31, 2021.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2021 through December 31, 2022). Same property average occupancy for the year ended December 31, 2022, was 98.2% compared to 97.5% for the year ended December 31, 2021.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2021 through December 31, 2022). The same property average rental rate was $7.06 per square foot for the year ended December 31, 2022, compared to $6.64 per square foot for the year ended December 31, 2021.

Interest Expense increased $5,554,000 for the year ended December 31, 2022 compared to the year ended December 31, 2021.  The following table presents the components of Interest Expense for 2022 and 2021:

	Years Ended December 31,
	2022	2021	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$4,241	962	3,279
Amortization of facility fees - unsecured bank credit facilities	713	751	(38)
Amortization of debt issuance costs - unsecured bank credit facilities	650	606	44
Total variable rate interest expense	5,604	2,319	3,285
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	44,492	37,443	7,049
Secured debt interest (excluding amortization of debt issuance costs)	89	1,521	(1,432)
Amortization of debt issuance costs - unsecured debt	704	589	115
Amortization of debt issuance costs - secured debt	3	101	(98)
Total fixed rate interest expense	45,288	39,654	5,634
Total interest	50,892	41,973	8,919
Less capitalized interest	(12,393)	(9,028)	(3,365)
TOTAL INTEREST EXPENSE	$38,499	32,945	5,554

(1) Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 12 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense increased by $3,285,000 for 2022 as compared to 2021 primarily due to increases in the Company’s average borrowings and weighted average variable interest rates on its unsecured bank credit facilities as shown in the following table:

	Years Ended December 31,
	2022	2021	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$182,478	95,629	86,849
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	2.32%	1.01%

The Company’s fixed rate interest expense increased by $5,634,000 for 2022 as compared to 2021 as a result of the unsecured debt and secured debt described below.

Interest expense from fixed rate unsecured debt increased by $7,049,000 during 2022 as compared to 2021 as a result of the Company’s unsecured debt activity described below. The details of the unsecured debt obtained in 2021 and 2022 are shown in the following table:

NEW UNSECURED DEBT IN 2021 and 2022	Effectively Fixed Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$50 Million Senior Unsecured Term Loan (1)	1.58%	03/18/2021	03/18/2025	$50,000
$125 Million Senior Unsecured Notes	2.74%	06/10/2021	06/10/2031	125,000
$100 Million Senior Unsecured Term Loan (2)	3.06%	03/31/2022	09/29/2028	100,000
$150 Million Senior Unsecured Notes	3.03%	04/20/2022	04/20/2032	150,000
$50 Million Senior Unsecured Term Loan (3)	4.09%	08/31/2022	08/30/2024	50,000
$75 Million Senior Unsecured Term Loan (4)	4.00%	08/31/2022	08/31/2027	75,000
$75 Million Senior Unsecured Notes	4.90%	10/12/2022	10/12/2033	75,000
$75 Million Senior Unsecured Notes	4.95%	10/12/2022	10/12/2034	75,000
Weighted Average/Total Amount for 2021 and 2022	3.46%			$700,000

(1) The interest rate on this unsecured term loan is comprised of Term SOFR plus 110 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s Term SOFR rate to a fixed interest rate, providing the Company a weighted average effectively fixed interest rate on the term loan of 1.58% as of December 31, 2022. See Note 12 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(2) The interest rate on this unsecured term loan is comprised of Term SOFR plus 140 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s Term SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 3.06% as of December 31, 2022. See
Note 12 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(3) The interest rate on this unsecured term loan is comprised of Term SOFR plus 95 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s Term SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 4.09% as of December 31, 2022. See
Note 12 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(4) The interest rate on this unsecured term loan is comprised of Term SOFR plus 95 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s Term SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 4.00% as of December 31, 2022. See Note 12 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

The increase in interest expense from the new unsecured debt was partially offset by the repayment of the following unsecured loans during 2021 and 2022:

UNSECURED DEBT REPAID IN 2021 AND 2022	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$40 Million Senior Unsecured Term Loan	2.34%	07/30/2021	$40,000
$75 Million Senior Unsecured Term Loan	3.03%	02/28/2022	75,000
Weighted Average/Total Amount for 2021 and 2022	2.79%		$115,000

EastGroup also closed on the refinance of a $100,000,000 senior unsecured term loan in March 2022 reducing the effectively fixed interest rate by approximately 60 basis points. This refinance partially offset the increase in interest expense from fixed rate unsecured debt.

The increase in interest expense from unsecured debt was partially offset by a decrease in secured debt interest expense, which decreased by $1,432,000 in 2022 as compared to 2021 as a result of regularly scheduled principal payments and the payoffs described in the table below. Regularly scheduled principal payments on secured debt were $96,000 during 2022 and $2,989,000 in 2021. During 2022, the Company assumed a $60,000,000 loan in partial consideration of the acquisition of operating properties and development land, which was repaid with no penalty during the same period. There was no other secured debt obtained or repaid in 2022.

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

EastGroup did not obtain any new secured debt during 2021.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased by $3,365,000 for 2022 as compared to 2021, due to increased borrowing rates and changes in development spending.

Depreciation and amortization expense increased $26,539,000 for 2022 compared to 2021 primarily due to the operating properties acquired by the Company during 2021 and 2022 and the properties transferred from Development and value-add properties in 2021 and 2022, partially offset by operating properties sold in 2021 and 2022.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, increased $2,140,000 for 2022 as compared to 2021. The Company’s 2021 and 2022 sales transactions are described below in Real Estate Sold and Held for Sale.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the years ended December 31, 2022 and 2021 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2022	2021
		(In thousands)
Upgrade on Acquisitions	40 yrs	$618	1,337
Tenant Improvements:
New Tenants	Lease Life	13,224	13,603
Renewal Tenants	Lease Life	3,687	3,935
Other:
Building Improvements	5-40 yrs	9,853	8,044
Roofs	5-15 yrs	6,611	8,007
Parking Lots	3-5 yrs	3,482	1,570
Other	5 yrs	1,969	1,399
Total Real Estate Improvements (1)		$39,444	37,895

(1) Reconciliation of Total Real Estate Improvements to Real Estate Improvements on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Total Real Estate Improvements	$39,444	37,895
Change in Real Estate Property Payables	197	(26)
Change in Construction in Progress	1,210	(1,204)
Real Estate Improvements on the Consolidated Statements of Cash Flows	$40,851	36,665

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2022 and 2021 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2022	2021
		(In thousands)
Development and Value-Add	Lease Life	$14,366	12,280
New Tenants	Lease Life	10,392	10,990
Renewal Tenants	Lease Life	12,095	10,111
Total Capitalized Leasing Costs (1)		$36,853	33,381
Amortization of Leasing Costs		$18,950	16,209
(1) Reconciliation of Total Capitalized Leasing Costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Total Capitalized Leasing Costs	$36,853	33,381
Change in Leasing Commissions Payables	419	(80)
Leasing Commissions on the Consolidated Statements of Cash Flows	$37,272	33,301

Real Estate Sold and Held for Sale
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of December 31, 2022. As of December 31, 2021, the Company owned one operating property, Metro Business Park, that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. The property was sold in the first quarter of 2022, and the Company recorded a gain on the sale in the three months ended March 31, 2022.

In accordance with ASC 360 and ASC 205, the Company would report a disposal of a component of an entity or a group of components of an entity in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, the Company would provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. EastGroup performs an analysis of properties sold to determine whether the sales qualify for discontinued operations presentation.

The Company does not consider its sales in 2021 and 2022, or the property classified as held for sale as of December 31, 2021, to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

A summary of Gain on sales of real estate investments for the years ended December 31, 2022 and 2021 follows:

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

The Company did not sell any land during the years ended December 31, 2022 and 2021.

Gains and losses on the sales of operating properties are included in Gain on sales of real estate investments on the Consolidated Statements of Income and Comprehensive Income. See Notes 1(f) and 2 in the Notes to Consolidated Financial Statements for more information related to discontinued operations and gains and losses on sales of real estate investments.

2021 Compared to 2020
A discussion of changes in the Company’s results of operations between 2021 and 2020 has been omitted from this Form 10-K and can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “2021 Compared to 2020” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and is incorporated herein by reference.

RECENT ACCOUNTING PRONOUNCEMENTS

EastGroup has evaluated all FASB Accounting Standards Updates (“ASU”) recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, applies to the Company. Also, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Topic 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the year ended December 31, 2022. See Note 12 in the Consolidated Financial Statements for further evaluation of these ASUs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $316,501,000 for the year ended December 31, 2022.  The primary other sources of cash were from borrowings on unsecured bank credit facilities; proceeds from unsecured debt; proceeds from common stock offerings; and net proceeds from sales of real estate investments.  The Company distributed $193,936,000 in common stock dividends during 2022.  Other primary uses of cash were for repayments on unsecured bank credit facilities, unsecured debt and secured debt; the construction and development of properties; purchases of real estate; capital improvements at various properties; and leasing commissions.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in future years to be consistent in nature with those for the year ended December 31, 2022.

As of December 31, 2022, the Company was contractually obligated to pay the dividend declared in December 2022, which was paid in January 2023. An amount for dividends payable of $55,952,000 was included in Accounts payable and accrued expenses at December 31, 2022, which includes dividends payable on unvested restricted stock of $1,610,000, which are subject to continued service and will be paid upon vesting in future periods.

Total debt at December 31, 2022 and 2021 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at December 31, 2022 and 2021.

	December 31,
	2022	2021
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount (1)	$170,000	209,210
Unamortized debt issuance costs	(1,546)	(2,144)
Unsecured bank credit facilities, net of debt issuance costs	168,454	207,066

Unsecured debt - fixed rate, carrying amount (2) (3)	1,695,000	1,245,000
Unamortized debt issuance costs	(3,741)	(2,430)
Unsecured debt, net of debt issuance costs	1,691,259	1,242,570

Secured debt - fixed rate, carrying amount (2) (4)	2,041	2,156
Unamortized debt issuance costs	(10)	(14)
Secured debt, net of debt issuance costs	2,031	2,142

Total debt, net of debt issuance costs	$1,861,744	1,451,778

(1) The Company’s balances under its unsecured bank credit facilities change depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.
(2) These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.
(3) As of December 31, 2022, obligations due in less than one year include maturing principal balances of $115,000,000 and interest of $53,414,000; remaining principal balances maturing in greater than one year include $1,580,000,000 and interest of $284,744,000.
(4) As of December 31, 2022, obligations due in less than one year include principal amortization of $119,000 and interest of $76,000; remaining principal maturing in greater than one year includes $1,922,000 and interest of $203,000.

Until June 29, 2021, EastGroup had $350,000,000 and $45,000,000 unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2022. The Company amended and restated these credit facilities on June 29, 2021, expanding their capacities to $425,000,000 and $50,000,000, respectively, as detailed below.

The Company’s $425,000,000 unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company’s election) and a $325,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of December 31, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2022, the Company had $170,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 5.146%. The Company has a standby letter of credit of $67,000 pledged on this facility.

The Company’s $50,000,000 unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425,000,000 facility are exercised. The interest rate is reset on a daily basis and as of December 31, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2022, the interest rate was 5.167% with no outstanding balance.

During the twelve months ended December 31, 2022, EastGroup amended its unsecured bank credit facilities, effective January 2023, to expand the total capacity on its unsecured bank credit facilities from $475,000,000 to $675,000,000 and to replace LIBOR with SOFR as the benchmark interest rate. The maturity date remains July 30, 2025.

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

In January 2022, the Company and a group of lenders agreed to terms on the private placement of $150,000,000 of senior unsecured notes with a fixed interest rate of 3.03% and a 10-year term. The notes were issued and sold on April 20, 2022 and require interest-only payments. The notes will not be and have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In February 2022, EastGroup repaid a $75,000,000 unsecured term loan at maturity with an effectively fixed interest rate of 3.03%.

In March 2022, the Company closed a $100,000,000 senior unsecured term loan with a 6.5-year term and interest only payments, which bears interest at the annual rate of SOFR plus an applicable margin (1.40% as of December 31, 2022) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 3.06%.

Also during March 2022, the Company closed on the refinance of a $100,000,000 senior unsecured term loan with five years remaining. The amended term loan provides for interest only payments currently at an interest rate of SOFR plus 95 basis points, based on the Company’s current credit ratings and consolidated leverage ratio, which is a 60 basis point reduction in the credit spread compared to the original term loan. The Company has an interest rate swap agreement which converts the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan, providing a total effectively fixed interest rate of 1.80%.

In June 2022, the Company assumed a $60,000,000 loan in connection with the acquisition of Tulloch Corporation, the owner of an industrial real estate portfolio comprised of 14 operating properties and two parcels of land, which was immediately repaid with no penalty during June 2022.

In August 2022, the Company closed a $125,000,000 senior unsecured term loan with interest only payments, bearing interest at the annual rate of SOFR plus an applicable margin based on the Company’s senior unsecured long-term debt rating and consolidated leverage ratio. The loan has a $75,000,000 tranche with a five-year term and a $50,000,000 tranche with a two-year term. The Company also entered into interest rate swap agreements to convert the loans’ SOFR rate components to fixed interest rates for the entire term of the loans, providing total effectively fixed interest rates of 4.00% and 4.09% on the $75,000,000 and $50,000,000 tranches, respectively. These term loans also include a sustainability-linked pricing component pursuant to which, if the Company meets certain sustainability performance targets, the applicable interest margin will be reduced by one basis point.

In July 2022, the Company and a group of lenders agreed to terms on the private placement of two senior unsecured notes totaling $150,000,000. One note for $75,000,000 has an 11-year term and a fixed interest rate of 4.90% with semi-annual interest-only payments. The other $75,000,000 note has a 12-year term and a fixed interest rate of 4.95% with semi-annual interest-only payments. The notes, dated August 16, 2022, were issued and sold on October 12, 2022. The notes will not be and have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

During the year ended December 31, 2022, the Company agreed to terms on a $100,000,000 senior unsecured term loan with interest only payments, bearing interest at the annual rate of SOFR plus an applicable margin based on the Company’s senior unsecured long-term debt rating. The loan closed and funded in January 2023, subsequent to year end, and has a seven-year term. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan, providing a total effectively fixed interest rate of 5.27%.

In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., the AARC, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended that SOFR plus a recommended spread adjustment as its preferred alternative to LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, all of the Company’s LIBOR-based borrowings and hedges that extend beyond such date have been amended to modify the index from LIBOR to SOFR. Concurrently, the related swaps were amended to reference SOFR rather than LIBOR. The transition did not have a material impact on our consolidated financial statements. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and may be magnified.

On December 20, 2019, EastGroup entered into sales agreements (the “December 2019 Sales Agreements”) with each of BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; and Wells Fargo Securities, LLC in connection with the establishment of a new continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time (the “Prior Program”). On July 28, 2021, the Company entered into a sales agreement (together with the December 2019 Sales Agreements, the “Prior Sales Agreements”) with TD Securities (USA) LLC, which is substantially similar to the December 2019 Sales Agreements, and entered into corresponding amendments to the December 2019 Sales Agreements to include TD Securities (USA) LLC as a participating sales agent. Pursuant to these Prior Sales Agreements, the shares could be offered and sold in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. Since its establishment in 2019, the Company sold an aggregate of 2,654,511 shares of common stock under the Prior Program with gross proceeds of $444,533,000.

During the year ended December 31, 2022, EastGroup issued and sold 393,406 shares of common stock under its Prior Program at an average price of $194.17 per share with gross proceeds to the Company of $76,386,000. The Company incurred offering-related costs of $1,011,000 during the year, resulting in net proceeds to the Company of $75,375,000.

On December 16, 2022, EastGroup entered into a sales agreement (the “2022 Sales Agreement”) with each of Robert W. Baird & Co. Incorporated; BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; Samuel A. Ramirez & Company, Inc.; TD Securities (USA) LLC; and Wells Fargo Securities, LLC in connection with the establishment of a new continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time (the “Current Program”). Upon entry into the 2022 Sales Agreement, EastGroup terminated the Prior Program pursuant to the Prior Sales Agreements, and the Current Program replaced the Prior Program. As of February 15, 2023, the Company has not sold any shares of common stock under the Current Program; therefore, under the Current Program, EastGroup may in the future offer and sell shares of its common stock having an aggregate offering price of up to $750,000,000 through the sales agents.

During the year ended December 31, 2022, the Company issued 1,868,809 shares of common stock in the acquisition of operating properties and development land in the gross amount of $303,756,000. The Company incurred issuance-related costs of $74,000.

EastGroup’s other material cash requirements from known contractual and other obligations as of December 31, 2022 were as follows:

Cash Requirements (1)
(In thousands)
Real estate property obligations (2)	$16,097
Development and value-add obligations (3)	134,844
Tenant improvements obligations (4)	36,580
Total	$187,521

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company has two variable rate unsecured bank credit facilities as discussed under the heading Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K. As market conditions permit, EastGroup issues equity and/or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings. The Company’s interest rate swaps are discussed in Note 12 in the Notes to Consolidated Financial Statements. The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed rate and variable rate debt as of December 31, 2022.

	2023	2024	2025		2026	2027	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	170,000	(1)	—	—	—	170,000	169,684 (2)
Weighted average interest rate	—	—	5.15%	(3)	—	—	—	5.15%
Unsecured debt - fixed rate (in thousands)	$115,000	170,000	145,000		140,000	175,000	950,000	1,695,000	1,548,221 (4)
Weighted average interest rate	2.96%	3.65%	3.12%		2.57%	2.74%	3.44%	3.26%
Secured debt - fixed rate (in thousands)	$119	122	128		1,672	—	—	2,041	1,918 (4)
Weighted average interest rate	3.85%	3.85%	3.85%		3.85%	—	—	3.85%

(1)The variable rate unsecured bank credit facilities mature in July 2025 and as of December 31, 2022, have balances of $170,000,000 on the $425 million unsecured bank credit facility and $0 on the $50 million unsecured bank credit facility.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of December 31, 2022.
(4)The fair value of the Company’s fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of December 31, 2022, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10%, or approximately 52 basis points, interest expense and cash flows would increase or decrease by approximately $876,000 annually. This does not include variable rate debt that has been effectively fixed through the use of interest rate swaps.

As of December 31, 2022, the Company’s unsecured bank credit facilities were indexed to LIBOR. Subsequent to year end, effective January 10, 2023, these were amended to replace LIBOR with SOFR. As of February 15, 2023, all of the Company's LIBOR-based borrowings and hedges that extend beyond June 30, 2023 (the date LIBOR is expected to cease being published) have been amended to replace LIBOR with SOFR. For a discussion of the risks associated with the discontinuation of LIBOR, see “Risk Factors—Financing Risks—The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations” in Part I, Item 1A of this Annual Report on Form 10-K.

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

EastGroup’s financial results are affected by general economic conditions in the markets in which the Company’s properties are located.  The state of the economy, or other adverse changes in general or local economic conditions resulting from the inability of some of the Company’s existing tenants to make lease payments and may therefore increase the reserves for uncollectible rent.  It may also impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space.  In addition, an economic downturn or recession, could also lead to an increase in overall vacancy rates or a decline in rents the Company can charge to re-lease properties upon expiration of current leases.  In all of these cases, EastGroup’s cash flows would be adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is hereby incorporated by reference to the Company’s Consolidated Financial Statements beginning on page 45 of this Annual Report on Form 10-K. There were no material retrospective changes to the Consolidated Statements of Income and Comprehensive Income in any quarters in the two most recent fiscal years that would require disclosure of supplementary financial data.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)Internal Control Over Financial Reporting.

(a) Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  EastGroup’s Management Report on Internal Control Over Financial Reporting is set forth in Part IV, Item 15 of this Form 10-K on page 50 and is incorporated herein by reference.

(b)Report of the independent registered public accounting firm.

The report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in Part IV, Item 15 of this Form 10-K on page 51 and is incorporated herein by reference.

(c)Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent registered public accounting firm is KPMG LLP, Jackson, MS, Auditor Firm ID: 185.

The information required by Item 14 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of EastGroup Properties, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 28, 2021).
3.2	Amended and Restated Bylaws of EastGroup Properties, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed May 28, 2021).
4.1	Description of Securities (incorporated by reference to exhibit 4.1 to the Company’s Annual Report on Form 10-K filed February 16, 2022).
10.1*	EastGroup Properties, Inc. 2013 Equity Incentive Plan, as amended and restated as of March 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2017).
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

10.4*
EastGroup Properties, Inc. Director Compensation Program Including the Independent Director Compensation Policy, as amended and restated as of May 26, 2022, pursuant to the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed July 27, 2022).

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

10.7
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of January 10, 2023 among EastGroup Properties, L.P.; the Company; PNC Bank, National Association, as Administrative Agent; Regions Bank, as Syndication Agent, Wells Fargo Bank, National Association, Bank of America, N.A., U.S. Bank National Association and TD Bank, N.A. as Co-Documentation Agents; PNC Capital Markets LLC as Sustainability Agent; PNC Capital Markets LLC and Regions Capital Markets, as Joint Lead Arrangers and Joint Bookrunners and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 13, 2023).

10.8
Note Purchase Agreement, dated as of August 17, 2020, among EastGroup Properties, L.P., the Company and the purchasers of the notes party thereto (including the form of the 2.61% Series A Senior Notes due October 14, 2030 and the 2.71% Series B Senior Notes due October 14, 2032) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2020).

10.9*
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

10.11*
Form of Severance and Change in Control Agreement, entered into by and between the Company and Staci H. Tyler (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 28, 2020).

10.12
Note Purchase Agreement, dated as of February 3, 2022, among EastGroup Properties, L.P., the Company and the purchasers of the notes party thereto (including the form of the 3.03% Senior Notes due April 20, 2032) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2022).

10.13
Note Purchase Agreement, dated as of August 16, 2022, among EastGroup Properties, L.P., the Company and the purchasers of the notes party thereto (including the forms of the 4.90% Series A Senior Notes due 2033 and the 4.95% Series B Senior Notes due 2034) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 19, 2022).

21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).

Exhibit Number	Description
24.1	Powers of attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (filed herewith).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).
*    Indicates a management contract or any compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimated fair value assigned to land in an asset acquisition

As discussed in Note 1(j) to the consolidated financial statements, the Company acquired $482,051,000 of real estate properties and development and value-add properties during 2022 that were accounted for as asset acquisitions, of which $127,402,000 of the total purchase price was allocated to land. The purchase price in an asset acquisition is allocated among the individual components of both tangible and intangible assets and liabilities acquired based on their relative fair values.

We identified the estimated fair value of land as a critical audit matter. Specifically, evaluating the relevance of comparable land sales used in the Company’s determination of the estimated fair value involved subjective auditor judgment. Professionals with specialized skills and knowledge were utilized to evaluate the relevance of a selection of the comparable land sales.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness over the Company’s control to review identified publicly available comparable land sales used to estimate fair value of land in an asset acquisition. We evaluated the Company’s estimate of fair value of land by comparing to our independently established ranges of comparable land sales developed using publicly available market data and involved valuation professionals with specialized skills and knowledge who assisted in this evaluation for a selection of acquisitions.

/s/ KPMG LLP

We have served as the Company’s auditor since 1970.

Jackson, Mississippi
February 15, 2023

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The design of any system of internal control over financial reporting is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2022.

/s/ EASTGROUP PROPERTIES, INC.
Ridgeland, Mississippi
February 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on Internal Control Over Financial Reporting

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 15, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Jackson, Mississippi
February 15, 2023

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands, except share and per share data)
ASSETS
Real estate properties	$4,395,972	3,546,711
Development and value-add properties	538,449	504,614
	4,934,421	4,051,325
Less accumulated depreciation	(1,150,814)	(1,035,617)
	3,783,607	3,015,708
Real estate assets held for sale	—	5,695
Unconsolidated investment	7,230	7,320
Cash	56	4,393
Other assets	244,944	182,220
TOTAL ASSETS	$4,035,837	3,215,336
LIABILITIES AND EQUITY
LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$168,454	207,066
Unsecured debt, net of debt issuance costs	1,691,259	1,242,570
Secured debt, net of debt issuance costs	2,031	2,142
Accounts payable and accrued expenses	136,988	109,760
Other liabilities	83,666	82,338
Total Liabilities	2,082,398	1,643,876
EQUITY
Stockholders’ Equity:
Common stock; $0.0001 par value; 70,000,000 shares authorized; 43,575,539 shares issued and outstanding at December 31, 2022 and 41,268,846 at December 31, 2021	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; zero shares issued	—	—
Additional paid-in capital	2,251,521	1,886,820
Distributions in excess of earnings	(334,898)	(318,056)
Accumulated other comprehensive income	36,371	1,302
Total Stockholders’ Equity	1,952,998	1,570,070
Noncontrolling interest in joint ventures	441	1,390
Total Equity	1,953,439	1,571,460
TOTAL LIABILITIES AND EQUITY	$4,035,837	3,215,336

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$486,817	409,412	362,669
Other revenue	208	63	354
	487,025	409,475	363,023
EXPENSES
Expenses from real estate operations	133,915	115,078	103,368
Depreciation and amortization	153,638	127,099	116,359
General and administrative	16,362	15,704	14,404
Indirect leasing costs	546	700	661
	304,461	258,581	234,792

OTHER INCOME (EXPENSE)
Interest expense	(38,499)	(32,945)	(33,927)
Gain on sales of real estate investments	40,999	38,859	13,145
Other	1,210	830	942
NET INCOME	186,274	157,638	108,391
Net income attributable to noncontrolling interest in joint ventures	(92)	(81)	(28)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	186,182	157,557	108,363
Other comprehensive income (loss) – interest rate swaps	35,069	12,054	(13,559)
TOTAL COMPREHENSIVE INCOME	$221,251	169,611	94,804
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$4.37	3.91	2.77
Weighted average shares outstanding	42,599	40,255	39,185
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$4.36	3.90	2.76
Weighted average shares outstanding	42,712	40,377	39,296

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2019	$4	1,514,055	(316,302)	2,807	1,765	1,202,329
Net income	—	—	108,363	—	28	108,391
Net unrealized change in fair value of interest rate swaps	—	—	—	(13,559)	—	(13,559)
Common dividends declared – $3.08 per share	—	—	(121,728)	—	—	(121,728)
Stock-based compensation, net of forfeitures	—	8,502	—	—	—	8,502
Issuance of 709,924 shares of common stock, common stock offering, net of expenses	—	92,663	—	—	—	92,663
Withheld 36,445 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,939)	—	—	—	(4,939)
Contributions from noncontrolling interest	—	—	—	—	20	20
Net distributions to noncontrolling interest	—	—	—	—	(115)	(115)
Sale of noncontrolling interest in joint venture	—	(228)	—	—	(818)	(1,046)
BALANCE, DECEMBER 31, 2020	4	1,610,053	(329,667)	(10,752)	880	1,270,518
Net income	—	—	157,557	—	81	157,638
Net unrealized change in fair value of interest rate swaps	—	—	—	12,054	—	12,054
Common dividends declared – $3.58 per share	—	—	(145,946)	—	—	(145,946)
Stock-based compensation, net of forfeitures	—	9,847	—	—	—	9,847
Issuance of 1,551,181 shares of common stock, common stock offering, net of expenses	—	271,155	—	—	—	271,155
Withheld 30,252 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,240)	—	—	—	(4,240)
Contributions from noncontrolling interest	—	—	—	—	584	584
Net distributions to noncontrolling interest	—	5	—	—	(155)	(150)
BALANCE, DECEMBER 31, 2021	4	1,886,820	(318,056)	1,302	1,390	1,571,460
Net income	—	—	186,182	—	92	186,274
Net unrealized change in fair value of interest rate swaps	—	—	—	35,069	—	35,069
Common dividends declared – $4.70 per share	—	—	(203,024)	—	—	(203,024)
Stock-based compensation, net of forfeitures	—	10,802	—	—	—	10,802
Issuance of 393,406 shares of common stock, common stock offering, net of expenses	—	75,375	—	—	—	75,375
Issuance of 1,868,809 shares of common stock, net of expenses in the purchase of real estate	—	303,682	—	—	—	303,682
Withheld 34,251 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(7,265)	—	—	—	(7,265)
Withheld 770 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(111)	—	—	—	(111)
Net distributions to noncontrolling interest	—	—	—	—	(220)	(220)
Purchase of noncontrolling interest in joint venture	—	(17,782)	—	—	(821)	(18,603)
BALANCE, DECEMBER 31, 2022	$4	2,251,521	(334,898)	36,371	441	1,953,439

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
OPERATING ACTIVITIES
Net income	$186,274	157,638	108,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,638	127,099	116,359
Stock-based compensation expense	8,292	7,511	6,579
Gain on sales of real estate investments	(40,999)	(38,859)	(13,145)
Gain on casualties and involuntary conversion on real estate assets	—	—	(161)
Changes in operating assets and liabilities:
Accrued income and other assets	(9,291)	(11,572)	(4,615)
Accounts payable, accrued expenses and prepaid rent	17,176	13,298	(18,851)
Other	1,411	1,377	1,728
NET CASH PROVIDED BY OPERATING ACTIVITIES	316,501	256,492	196,285
INVESTING ACTIVITIES
Development and value-add properties	(494,073)	(418,855)	(195,446)
Purchases of real estate	(2,049)	(108,149)	(49,199)
Real estate improvements	(40,851)	(36,665)	(33,131)
Net proceeds from sales of real estate investments	51,006	44,260	21,565
Leasing commissions	(37,272)	(33,301)	(17,516)
Proceeds from casualties and involuntary conversion on real estate assets	—	—	242
Repayments on mortgage loans receivable	—	—	1,679
Changes in accrued development costs	4,211	21,678	(5,339)
Changes in other assets and other liabilities	(2,120)	1,769	(11,111)
NET CASH USED IN INVESTING ACTIVITIES	(521,148)	(529,263)	(288,256)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	942,173	625,520	625,387
Repayments on unsecured bank credit facilities	(981,383)	(541,310)	(613,097)
Proceeds from unsecured debt	525,000	175,000	275,000
Repayments on unsecured debt	(75,000)	(40,000)	(105,000)
Repayments on secured debt	(60,096)	(76,920)	(54,306)
Debt issuance costs	(2,067)	(2,678)	(1,090)
Distributions paid to stockholders (not including dividends accrued)	(193,936)	(131,759)	(119,765)
Proceeds from common stock offerings	75,622	273,409	91,055
Common stock offering related costs	(247)	(312)	(334)
Other	(29,756)	(3,807)	(6,082)
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,310	277,143	91,768
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,337)	4,372	(203)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,393	21	224
CASH AND CASH EQUIVALENTS AT END OF YEAR	$56	4,393	21
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $12,393, $9,028, and $9,651 for 2022, 2021 and 2020, respectively	$34,110	31,658	32,362
Cash paid for operating lease liabilities	1,793	1,707	1,476
Common stock issued in the purchase of real estate	303,682	—	—
Debt assumed in the purchase of real estate	60,000	—	—
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$559	13,056	495
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 and 2020

(1)SIGNIFICANT ACCOUNTING POLICIES

(a)Principles of Consolidation
The consolidated financial statements include the accounts of EastGroup Properties, Inc. (“EastGroup” or “the Company”), its wholly owned subsidiaries and the investee of any joint ventures in which the Company has a controlling interest.

As of December 31, 2020, EastGroup held a controlling interest in two joint venture arrangements, 6.5 acres of land in San Diego, known by the Company as the Miramar land, and 41.6 acres of land in San Diego, known by the Company as the Otay Mesa land. During the year ended December 31, 2021, EastGroup began construction of Speed Distribution Center, a 519,000 square foot building on the Otay Mesa land, which was completed and transferred to the Company's operating portfolio during the first quarter of 2022. As of December 31, 2021, EastGroup had a 95% controlling interest in the Miramar land and a 99% controlling interest in Speed Distribution Center. During the three months ended December 31, 2022, EastGroup acquired the 1% noncontrolling interest in Speed Distribution Center; the Company continues to control and now owns 100% of the property. As of December 31, 2022, EastGroup held a controlling interest in one joint venture arrangement, a 95% controlling interest in the Miramar land.

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

(b)Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to, among other things, distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2022, 2021 and 2020 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The Company’s income tax treatment of share distributions is based on its taxable income, calculated in accordance with the Internal Revenue Code, which differs from U.S. generally accepted accounting principles (“GAAP”). The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2022, 2021 and 2020.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2022	2021	2020
Common Share Distributions:	(Per share)
Ordinary dividends	$4.53746	3.61656	3.32868
Nondividend distributions	—	—	—
Unrecaptured Section 1250 capital gain	—	—	—
Other capital gain	—	—	—
Total Common Share Distributions	$4.53746	3.61656	3.32868

EastGroup applies the principles of Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2018 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2022 and 2021.

(c)Income Recognition
The Company’s primary revenue is rental income from business distribution space. Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s primary revenue is rental income; as such, the Company is a lessor on a significant number of leases. The Company applies the principles of ASC 842, Leases. Initial direct costs (primarily legal costs related to lease negotiations) are expensed rather than capitalized. EastGroup recorded Indirect leasing costs of $546,000, $700,000 and $661,000 on the Consolidated Statements of Income and Comprehensive Income during the years ended December 31, 2022, 2021 and 2020, respectively.

As permitted by ASC 842, Leases, EastGroup made an accounting policy election by class of underlying asset to not separate non-lease components (such as common area maintenance) of a contract from the lease component to which they relate when specific criteria are met. The Company believes its leases meet the criteria.

The table below presents the components of Income from real estate operations for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Lease income — operating leases	$364,957	306,658	271,094
Variable lease income (1)	121,860	102,754	91,575
Income from real estate operations	$486,817	409,412	362,669

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

Future Minimum Rental Receipts Under Non-Cancelable Leases
The Company’s leases with its customers may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate. In calculating the disclosures presented below, the Company included the fixed, non-cancelable terms of the leases. The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2022:

Years Ending December 31,	(In thousands)
2023	$390,062
2024	355,906
2025	300,660
2026	237,066
2027	159,994
Thereafter	383,192
Total minimum receipts	$1,826,880

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the years ended December 31, 2022, 2021 and 2020, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $125,199,000, $104,910,000 and $96,290,000 for 2022, 2021 and 2020, respectively.

(e)Development and Value-Add Properties
For development and value-add properties (defined in Note 2) acquired in the development stage, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other direct and indirect costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development projects based on development activity.  As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant.  The Company transfers properties from the development and value-add program to Real estate properties as follows: (i) for development properties, at the earlier of 90% occupancy or one year after completion of the shell construction, and (ii) for value-add properties, at the earlier of 90% occupancy or one year after acquisition. Upon the earlier of 90% occupancy or one year after completion/value-add acquisition date of the shell construction, capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases and depreciation commences on the entire property (excluding the land).

(f)Real Estate Held for Sale
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of December 31, 2022. As of December 31, 2021, the Company owned one operating property that was classified as held for sale on the December 31, 2021 Consolidated Balance Sheet. As discussed in Note 2, the property was sold and a gain on the sale was recorded in the three months ended March 31, 2022.

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

(i)Amortization
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method. Amortization of debt issuance costs was $1,358,000, $1,296,000 and $1,418,000 for 2022, 2021 and 2020, respectively. Amortization of facility fees was $713,000, $751,000 and $790,000 for 2022, 2021 and 2020, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  Leasing costs amortization expense was $18,950,000, $16,209,000 and $14,449,000 for 2022, 2021 and 2020, respectively.

Amortization expense for in-place lease intangibles is disclosed below in Real Estate Property Acquisitions and Acquired Intangibles.

(j)Real Estate Property Acquisitions and Acquired Intangibles
Upon acquisition of real estate properties, EastGroup applies the principles of ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2022, 2021 and 2020 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company has capitalized acquisition costs related to its 2022, 2021 and 2020 acquisitions.
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

Amortization of above and below market lease intangibles increased rental income by $2,565,000, $1,048,000 and $1,451,000 in 2022, 2021 and 2020, respectively.  Amortization expense for in-place lease intangibles was $9,489,000, $5,980,000 and $5,620,000 for 2022, 2021 and 2020, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Projected amortization of in-place lease intangibles for the next five years as of December 31, 2022 is as follows:

Years Ending December 31,	(In thousands)
2023	$7,353
2024	5,561
2025	4,343
2026	2,482
2027	652

EastGroup acquired real estate properties during 2022, 2021 and 2020 as discussed in Note 2.

The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the real estate property acquisitions during the years ended December 31, 2022, 2021 and 2020.

	Costs Incurred During the Years Ended December 31,
ACQUIRED ASSETS AND ASSUMED LIABILITIES	2022	2021	2020
	(In thousands)
Land	$127,402	42,554	23,565
Buildings and building improvements	335,335	225,645	42,024
Tenant and other improvements	11,502	4,907	7,971
Right of use assets — Ground leases (operating)	—	12,708	—
Total real estate properties acquired	474,239	285,814	73,560
In-place lease intangibles (1)	11,871	9,949	3,257
Above market lease intangibles (1)	—	6	104
Below market lease intangibles (2)	(4,059)	(3,836)	(403)
Operating lease liabilities — Ground leases (3)	—	(12,708)	—
Total assets acquired, net of liabilities assumed	$482,051	279,225	76,518
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

The leases in the properties acquired during 2022, 2021 and 2020 had a weighted average remaining lease term at acquisition of approximately 3.9 years, 2.9 years, and 3.9 years, respectively.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill and other intangibles existed during the years ended December 31, 2022, 2021 and 2020.

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

(o)Recent Accounting Pronouncements
EastGroup has evaluated all FASB Accounting Standards Updates (“ASU”) recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, applies to the Company. Also, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Topic 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the year ended December 31, 2022. See Note 12 for further evaluation of these ASUs.
(p)Classification of Book Overdraft on Consolidated Statements of Cash Flows
The Company classifies changes in book overdraft in which the bank has not advanced cash to the Company to cover outstanding checks as an operating activity. Such amounts are included in Accounts payable, accrued expenses and prepaid rent in the Operating Activities section on the Consolidated Statements of Cash Flows.

(q)Reclassifications
Certain reclassifications have been made in the 2021 and 2020 consolidated financial statements to conform to the 2022 presentation.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)REAL ESTATE PROPERTIES AND DEVELOPMENT AND VALUE-ADD PROPERTIES

The Company’s Real estate properties and Development and value-add properties at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(In thousands)
Real estate properties:
Land	$730,445	544,505
Buildings and building improvements	3,012,319	2,408,944
Tenant and other improvements	633,817	570,627
Right of use assets — Ground leases (operating) (1)	19,391	22,635
Development and value-add properties (2)	538,449	504,614
	4,934,421	4,051,325
Less accumulated depreciation	(1,150,814)	(1,035,617)
	$3,783,607	3,015,708

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of real estate properties acquired for the years ended December 31, 2022, 2021 and 2020 follows:

REAL ESTATE PROPERTIES ACQUIRED	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
2022
OPERATING PROPERTIES ACQUIRED (2)
Cebrian Distribution Center and Reed Distribution Center (3)	Sacramento, CA	329,000	06/01/2022	$49,726
6th Street Business Center, Benicia Distribution Center 1-5, Ettie Business Center, Laura Alice Business Center, Preston Distribution Center, Sinclair Distribution Center, Transit Distribution Center and Whipple Business Center (3)	San Francisco, CA	1,377,000	06/01/2022	309,404
Total operating property acquisitions		1,706,000		359,130
VALUE-ADD PROPERTIES ACQUIRED (4)
Cypress Preserve 1 & 2	Houston, TX	516,000	03/28/2022	54,462
Zephyr Distribution Center	San Francisco, CA	82,000	04/08/2022	29,017
Mesa Gateway Commerce Center	Phoenix, AZ	147,000	04/15/2022	18,315
Access Point 3	Greenville, SC	299,000	07/12/2022	21,127
Total value-add property acquisitions		1,044,000		122,921
Total acquired assets in 2022 (5)		2,750,000		$482,051
2021
OPERATING PROPERTIES ACQUIRED (2)
Southpark Distribution Center 2	Phoenix, AZ	79,000	06/10/2021	$9,177
DFW Global Logistics Centre	Dallas, TX	611,000	08/26/2021	89,829
Progress Center 3	Atlanta, GA	50,000	09/23/2021	5,000
Texas Avenue	Austin, TX	20,000	10/15/2021	4,143
Total operating property acquisitions		760,000		108,149
VALUE-ADD PROPERTIES ACQUIRED (4)
Access Point 1	Greenville, SC	156,000	01/15/2021	10,501
Northpoint 200	Atlanta, GA	79,000	01/21/2021	6,516
Access Point 2	Greenville, SC	159,000	05/19/2021	10,743
Cherokee 75 Business Center 2	Atlanta, GA	105,000	06/17/2021	8,837
Siempre Viva Distribution Center 3-6	San Diego, CA	547,000	12/01/2021	134,479
Total value-add property acquisitions		1,046,000		171,076
Total acquired assets in 2021 (5)		1,806,000		$279,225
2020
OPERATING PROPERTIES ACQUIRED (2)
Wells Point One	Austin, TX	50,000	02/28/2020	$6,231
Cherokee 75 Business Center 1	Atlanta, GA	85,000	12/15/2020	8,323
The Rock at Star Business Park	Dallas, TX	212,000	12/17/2020	34,102
Total operating property acquisitions		347,000		48,656
VALUE-ADD PROPERTIES ACQUIRED (4)
Rancho Distribution Center	Los Angeles, CA	162,000	10/15/2020	27,862
Total acquired assets in 2020 (5)		509,000		$76,518
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
(4)Value-add properties are defined in Note 2.
(5)Excludes acquired development land as detailed below.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also during 2022, EastGroup purchased 456.3 acres of development land in 10 cities for $123,717,000. The land acquisitions in San Francisco and Sacramento were acquired in connection with the Company's acquisition of Tulloch Corporation in June 2022.

Also in the three months ended December 31, 2022, the Company acquired the 1% noncontrolling partnership interest in Speed Distribution Center in San Diego for $18,599,000. EastGroup continues to control and now owns 100% of the property.

Sales of Real Estate
The Company sold operating properties during 2022, 2021 and 2020 as shown in the table below. The results of operations and gains and losses on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments. The Company did not consider its sales in 2022, 2021 or 2020 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

A summary of Gain on sales of real estate investments for the years ended December 31, 2022, 2021 and 2020 follows:

Real Estate Properties	Location	Size (Square Feet)	Date Sold	Net Sales Price	Basis	Recognized Gain
				(In thousands)
2022
Metro Business Park	Phoenix, AZ	189,000	01/06/2022	$32,851	5,880	26,971
Cypress Creek Business Park (1)	Fort Lauderdale, FL	56,000	03/31/2022	5,282	1,901	3,381
World Houston 15 East	Houston, TX	42,000	05/11/2022	12,873	2,226	10,647
Total for 2022				$51,006	10,007	40,999
2021
Jetport Commerce Park	Tampa, FL	284,000	11/09/2021	$44,260	5,401	38,859
2020
University Business Center 120 (2)	Santa Barbara, CA	46,000	12/01/2020	$10,342	4,007	6,335
Central Green	Houston, TX	80,000	12/23/2020	10,168	3,358	6,810
Total for 2020				$20,510	7,365	13,145

(1)Cypress Creek Business Park is located on a ground lease. In conjunction with the sale of the property, the Company fully amortized the associated right-of-use asset and liability of $1,745,000.
(2)EastGroup owned 80% of University Business Center 120 through a joint venture partnership. EastGroup sold its 80% share of the joint venture, and the partnership was dissolved. The information shown for this transaction represents EastGroup’s 80% ownership.

The table above includes sales of operating properties. During 2022, 2021 and 2020, there were no land sales.

Development and Value-Add Properties
The Company’s development and value-add program as of December 31, 2022, was comprised of the properties detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development projects for 2022 were $12,393,000 compared to $9,028,000 for 2021 and $9,651,000 for 2020. In addition, EastGroup capitalized internal development costs of $9,985,000 during the year ended December 31, 2022, compared to $7,713,000 during 2021 and $6,689,000 in 2020.

Total capital invested for development and value-add properties during 2022 was $494,073,000, which primarily consisted of costs of $384,541,000 as detailed in the Development and Value-Add Properties Activity table below, $110,623,000 as detailed in the Development and Value-Add Properties Transferred to the Real Estate Properties Portfolio During 2022 table below and costs of $10,989,000 on projects subsequent to transfer to Real estate properties. These costs were partially offset by development spending prepaid in prior periods. Additionally, the Company acquired development land in the acquisition of Tulloch Corporation through the issuance of shares of the Company's common stock and the assumption of certain indebtedness, which was immediately repaid. The capitalized costs incurred on development projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity of the Company's Development and Value-Add Properties for the year ended December 31, 2022 follows:

DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY		Costs Incurred				Anticipated Building Conversion Date
		Costs Transferred in 2022 (1)	For the Year Ended 12/31/22	Cumulative as of 12/31/22	Projected Total Costs (2)
		(In thousands)
	(Unaudited)				(Unaudited)	(Unaudited)
LEASE-UP	Building Size (Square feet)
Cypress Preserve 1 & 2, Houston, TX (3)	516,000	$—	54,081	54,081	57,800	03/23
Grand West Crossing 1, Houston, TX	121,000	—	4,168	13,037	15,700	04/23
Zephyr, San Francisco, CA (3)	82,000	—	29,028	29,028	29,800	04/23
Access Point 3, Greenville, SC (3)	299,000	—	22,632	22,632	25,400	07/23
McKinney 3 & 4, Dallas, TX	212,000	—	13,714	24,152	27,000	07/23
Grand Oaks 75 4, Tampa, FL	185,000	—	9,637	16,015	17,900	09/23
Total Lease-Up	1,415,000	—	133,260	158,945	173,600
UNDER CONSTRUCTION
SunCoast 11, Fort Myers, FL	79,000	1,524	7,651	9,175	9,900	04/23
Arlington Tech 3, Fort Worth, TX	77,000	1,980	6,420	8,400	10,300	02/24
Gateway 2, Miami, FL	133,000	8,049	10,139	18,188	23,700	02/24
Hillside 1, Greenville, SC	122,000	632	8,846	9,478	11,600	02/24
I-20 West Business Center, Atlanta, GA	155,000	—	10,175	13,139	15,500	02/24
LakePort 4 & 5, Dallas, TX	177,000	—	10,767	18,705	24,000	02/24
Horizon West 1, Orlando, FL	97,000	3,730	5,839	9,569	13,200	03/24
Steele Creek 11 & 12, Charlotte, NC	241,000	2,857	13,923	16,780	25,900	04/24
Springwood 1 & 2, Houston, TX	292,000	6,741	16,232	22,973	33,300	05/24
Stonefield 35 1-3, Austin, TX	274,000	10,279	6,040	16,319	35,300	06/24
SunCoast 10, Fort Myers, FL	100,000	1,624	1,344	2,968	13,600	06/24
Basswood 3-5, Fort Worth, TX	351,000	7,476	886	8,362	45,000	08/24
McKinney 1 & 2, Dallas, TX	172,000	4,261	2,240	6,501	27,300	08/24
Cass White 1 & 2, Atlanta, GA	296,000	3,534	1,795	5,329	31,900	10/24
Total Under Construction	2,566,000	52,687	102,297	165,886	320,500
Total Lease-Up and Under Construction	3,981,000	52,687	235,557	324,831	494,100

PROSPECTIVE DEVELOPMENT (PRIMARILY LAND)	Estimated Building Size (Square feet)
Phoenix, AZ	655,000	—	15,395	15,395
Sacramento, CA	82,000	—	3,130	3,130
San Francisco, CA	65,000	—	3,561	3,561
Fort Myers, FL	364,000	(3,148)	2,693	7,843
Miami, FL	510,000	(8,049)	18,035	24,317
Orlando, FL	1,053,000	(9,906)	8,338	24,670
Tampa, FL	32,000	—	—	825
Atlanta, GA	1,490,000	(3,534)	13,189	14,713
Jackson, MS	28,000	—	—	706
Charlotte, NC	1,146,000	(2,857)	1,475	13,722
Greenville, SC	476,000	(632)	5,353	6,457
Austin, TX	1,557,000	(10,279)	50,699	46,851
Dallas, TX	—	(4,261)	457	4,594
Fort Worth, TX	313,000	(9,456)	1,376	7,247
Houston, TX	1,536,000	(11,247)	17,110	30,696
San Antonio, TX	423,000	—	8,173	8,891
Total Prospective Development	9,730,000	(63,369)	148,984	213,618
Total Development and Value-Add Properties	13,711,000	$(10,682)	384,541	538,449
The Development and Value-Add Properties table is continued on the following page.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT AND VALUE-ADD PROPERTIES TRANSFERRED TO THE REAL ESTATE PROPERTIES PORTFOLIO DURING 2022		Costs Incurred
		Costs Transferred in 2022 (1)	For the Year Ended 12/31/22	Cumulative as of 12/31/22 (4)
	(Unaudited)	(In thousands)			(Unaudited)
	Building Size (Square feet)				Building Conversion Date

Access Point 1, Greenville, SC (3)	156,000	$—	7	12,529	01/22
Speed Distribution Center, San Diego, CA	519,000	—	2,884	70,702	03/22
Access Point 2, Greenville, SC (3)	159,000	—	601	12,232	05/22
Grand Oaks 75 3, Tampa, FL	136,000	—	1,205	11,397	06/22
Siempre Viva 3-6, San Diego, CA (3)	547,000	—	595	133,283	06/22
Steele Creek 8, Charlotte, NC	72,000	—	5,142	7,870	07/22
CreekView 9 & 10, Dallas, TX	145,000	—	4,210	15,546	08/22
Gateway 3, Miami, FL	133,000	—	4,903	18,069	08/22
Ridgeview 3, San Antonio, TX	88,000	—	3,513	9,317	08/22
Americas Ten 2, El Paso, TX	169,000	—	5,254	14,354	09/22
Horizon West 2 & 3, Orlando, FL	210,000	—	1,597	18,787	09/22
Mesa Gateway, Phoenix, AZ (3)	147,000	—	18,696	18,696	11/22
World Houston 47, Houston, TX	139,000	4,506	12,517	17,023	11/22
45 Crossing, Austin, TX	177,000	—	7,998	25,058	12/22
Basswood 1 & 2, Fort Worth, TX	237,000	—	7,237	22,466	12/22
Horizon West 4, Orlando, FL	295,000	6,176	18,201	24,377	12/22
SunCoast 12, Fort Myers, FL	79,000	—	3,928	8,106	12/22
Tri-County Crossing 5, San Antonio, TX	106,000	—	5,544	11,144	12/22
Tri-County Crossing 6, San Antonio, TX	124,000	—	6,591	10,373	12/22
Total Transferred to Real Estate Properties	3,638,000	$10,682	110,623	461,329

(1)Represents costs transferred from Prospective Development (primarily land) to Under Construction during the period. Negative amounts represent land inventory costs transferred to Under Construction.
(2)Included in these costs are development obligations of $134.8 million and tenant improvement obligations of $15.0 million on properties under development.
(3)Represents value-add acquisitions.
(4)Represents cumulative costs at the date of transfer.

Ground Leases
As of December 31, 2021, the Company operated two properties in Florida, four properties in Texas and one property in Arizona that are subject to ground leases.  During the year ended December 31, 2022, EastGroup sold Cypress Business Park, which was located on a ground lease. In conjunction with the sale of the property, the lease was transferred to the buyer and the Company fully amortized the associated right-of-use asset and liability of $1,745,000. The remaining properties with ground leases have terms of 40 to 50 years, expiration dates of August 2031 to October 2058, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. Total ground lease expenditures for the years ended December 31, 2022, 2021 and 2020 were $1,755,000, $1,354,000 and $1,051,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  These future changes in payments will be considered variable payments and will not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease term as of December 31, 2022, for the ground leases is 36 years.

EastGroup applies ASC 842, Leases, for its ground leases, which are classified as operating leases. There were no new ground leases in 2022 or 2020. In August 2021, the Company acquired DFW Global Logistics Centre in Dallas, which is located on land under a ground lease. The Company recorded a right of use asset of $12,708,000 in connection with this acquisition. As of December 31, 2022 and 2021, the unamortized balances of the Company’s right of use assets for its ground leases were $19,391,000 and $22,635,000, respectively. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule indicates approximate future minimum ground lease payments for these properties by year as of December 31, 2022:

Future Minimum Ground Lease Payments as of December 31, 2022

Years Ending December 31,	(In thousands)
2023	$1,519
2024	1,572
2025	1,606
2026	1,643
2027	1,643
Thereafter	53,758
Total minimum payments	61,741
Imputed interest (1)	(41,835)
Total ground lease liabilities	$19,906

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

(3)UNCONSOLIDATED INVESTMENT

The Company owns a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2026 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $7,230,000 at December 31, 2022, and $7,320,000 at December 31, 2021.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)OTHER ASSETS

A summary of the Company’s Other assets follows:

	December 31,
	2022	2021
	(In thousands)
Leasing costs (principally commissions)	$140,273	116,772
Accumulated amortization of leasing costs	(48,249)	(42,193)
Leasing costs (principally commissions), net of accumulated amortization	92,024	74,579

Acquired in-place lease intangibles	37,181	31,561
Accumulated amortization of acquired in-place lease intangibles	(16,276)	(13,038)
Acquired in-place lease intangibles, net of accumulated amortization	20,905	18,523

Acquired above market lease intangibles	496	885
Accumulated amortization of acquired above market lease intangibles	(251)	(508)
Acquired above market lease intangibles, net of accumulated amortization	245	377

Straight-line rents receivable	61,452	51,970
Accounts receivable	9,568	7,133
Interest rate swap assets	38,352	2,237
Right of use assets - Office leases (operating)	2,050	1,984
Escrow deposits and prepaid costs for pending transactions	2,522	3,864
Goodwill	990	990
Prepaid insurance	2,681	7,793
Receivable for tenant improvement cost reimbursements	364	7,680
Prepaid expenses and other assets	13,791	5,090
Total Other assets	$244,944	182,220

(5)UNSECURED BANK CREDIT FACILITIES

Until June 29, 2021, EastGroup had $350,000,000 and $45,000,000 unsecured bank credit facilities with margins over LIBOR of 100 basis points, facility fees of 20 basis points and maturity dates of July 30, 2022. The Company amended and restated these credit facilities on June 29, 2021, expanding the capacity to $425,000,000 and $50,000,000, as detailed below.

The $425,000,000 unsecured bank credit facility is with a group of nine banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company’s election) and a $325,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of December 31, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2022, the Company had $170,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 5.146%. The Company has a standby letter of credit of $67,000 pledged on this facility.

The Company’s $50,000,000 unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $425,000,000 facility are exercised. The interest rate is reset on a daily basis and as of December 31, 2022, was LIBOR plus 77.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2022, the interest rate was 5.167% with no outstanding balance.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sustainability-linked pricing component pursuant to which, if the Company meets certain sustainability performance targets, the applicable interest margin will be reduced by one basis point.

Average unsecured bank credit facilities borrowings were $182,478,000 in 2022, $95,629,000 in 2021 and $87,095,000 in 2020, with weighted average interest rates (excluding amortization of facility fees and debt issuance costs) of 2.32% in 2022, 1.01% in 2021 and 1.86% in 2020.  Amortization of facility fees was $713,000, $751,000 and $790,000 for 2022, 2021 and 2020, respectively.  Amortization of debt issuance costs for the Company’s unsecured bank credit facilities was $650,000, $606,000 and $561,000 for 2022, 2021 and 2020, respectively.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2022.

See Note 6 for a detail of the outstanding balances of the Company’s Unsecured bank credit facilities as of December 31, 2022 and 2021.

(6)UNSECURED AND SECURED DEBT

The Company’s debt is detailed below:

	December 31,
	2022	2021
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$170,000	209,210
Unamortized debt issuance costs	(1,546)	(2,144)
Unsecured bank credit facilities, net of debt issuance costs	168,454	207,066

Unsecured debt - fixed rate, carrying amount (1)	1,695,000	1,245,000
Unamortized debt issuance costs	(3,741)	(2,430)
Unsecured debt, net of debt issuance costs	1,691,259	1,242,570

Secured debt - fixed rate, carrying amount (1)	2,041	2,156
Unamortized debt issuance costs	(10)	(14)
Secured debt, net of debt issuance costs	2,031	2,142

Total debt, net of debt issuance costs	$1,861,744	1,451,778

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the carrying amount of Unsecured debt follows:

				Balance at December 31,
	Margin	Interest Rate	Maturity Date	2022	2021
				(In thousands)
$75 Million Unsecured Term Loan (1)	1.40%	3.03%	02/28/2022	$—	75,000
$65 Million Unsecured Term Loan (1)	1.10%	2.31%	04/01/2023	65,000	65,000
$70 Million Senior Unsecured Notes:
$50 Million Notes	Not applicable	3.80%	08/28/2023	50,000	50,000
$20 Million Notes	Not applicable	3.80%	08/28/2025	20,000	20,000
$60 Million Senior Unsecured Notes	Not applicable	3.46%	12/13/2024	60,000	60,000
$100 Million Senior Unsecured Notes:
$60 Million Notes	Not applicable	3.48%	12/15/2024	60,000	60,000
$40 Million Notes	Not applicable	3.75%	12/15/2026	40,000	40,000
$25 Million Senior Unsecured Notes	Not applicable	3.97%	10/01/2025	25,000	25,000
$50 Million Senior Unsecured Notes	Not applicable	3.99%	10/07/2025	50,000	50,000
$60 Million Senior Unsecured Notes	Not applicable	3.93%	04/10/2028	60,000	60,000
$80 Million Senior Unsecured Notes	Not applicable	4.27%	03/28/2029	80,000	80,000
$35 Million Senior Unsecured Notes	Not applicable	3.54%	08/15/2031	35,000	35,000
$75 Million Senior Unsecured Notes	Not applicable	3.47%	08/19/2029	75,000	75,000
$100 Million Unsecured Term Loan (2) (3)	0.95%	2.10%	10/10/2026	100,000	100,000
$100 Million Unsecured Term Loan (2) (4)	0.95%	1.80%	03/25/2027	100,000	100,000
$100 Million Senior Unsecured Notes	Not applicable	2.61%	10/14/2030	100,000	100,000
$75 Million Senior Unsecured Notes	Not applicable	2.71%	10/14/2032	75,000	75,000
$50 Million Unsecured Term Loan (2) (5)	1.10%	1.58%	03/18/2025	50,000	50,000
$125 Million Senior Unsecured Notes	Not applicable	2.74%	06/10/2031	125,000	125,000
$100 Million Unsecured Term Loan (2)	1.40%	3.06%	09/29/2028	100,000	—
$150 Million Senior Unsecured Notes	Not applicable	3.03%	04/20/2032	150,000	—
$125 Million Unsecured Term Loans (2):
$50 Million Loan	0.95%	4.09%	08/30/2024	50,000	—
$75 Million Loan	0.95%	4.00%	08/31/2027	75,000	—
$150 Million Senior Unsecured Notes:
$75 Million Notes	Not applicable	4.90%	10/12/2033	75,000	—
$75 Million Notes	Not applicable	4.95%	10/12/2034	75,000	—
				$1,695,000	1,245,000

(1)The interest rates on these unsecured term loans are comprised of LIBOR plus a margin which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into interest rate swap agreements (further described in Note 12) to convert the loans’ LIBOR rates to effectively fixed interest rates. The interest rates in the table above are the effectively fixed interest rates for the loans, including the effects of the interest rate swaps, as of December 31, 2022.
(2)The interest rates on these unsecured term loans are comprised of Term Secured Overnight Financing Rate (“SOFR”) plus a margin which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into interest rate swap agreements (further described in Note 12) to convert the loans’ Term SOFR rates to effectively fixed interest rates. The interest rates in the table above are the effectively fixed interest rates for the loans, including the effects of the interest rate swaps, as of December 31, 2022.
(3)This term loan was refinanced effective October 10, 2021. The margin above LIBOR was reduced by 65 basis points, changing the effectively fixed rate from 2.75% to 2.10%. Also, effective August 31, 2022, the loan was amended to replace LIBOR with Term SOFR.
(4)This term loan was amended and refinanced effective March 25, 2022. The margin was reduced by approximately 60 basis points, changing the effectively fixed rate from 2.39% to 1.80%, and LIBOR was replaced with Term SOFR.
(5)This term loan was amended effective December 19, 2022 to replace LIBOR with Term SOFR.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2022, the Company and a group of lenders agreed to terms on the private placement of $150,000,000 of senior unsecured notes with a fixed interest rate of 3.03% and a 10-year term. The notes were issued and sold on April 20, 2022 and require interest-only payments. The notes will not be and have not been registered under the Securities Act of 1933, as amended
(the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In February 2022, EastGroup repaid a $75,000,000 unsecured term loan at maturity with an effectively fixed interest rate of 3.03%.

In March 2022, the Company closed a $100,000,000 senior unsecured term loan with a 6.5-year term and interest only payments, which bears interest at an annual rate of the SOFR plus an applicable margin (1.40% as of December 31, 2022) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 3.06%.

Also during March 2022, the Company closed on the refinance of a $100,000,000 senior unsecured term loan with five years remaining. The amended term loan provides for interest only payments currently at an interest rate of SOFR plus 95 basis points, based on the Company’s current credit ratings and consolidated leverage ratio, which is a 60 basis point reduction in the credit spread compared to the original term loan. The Company has an interest rate swap agreement which converts the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan, providing a total effectively fixed interest rate of 1.80%.

In June 2022, the Company assumed a $60,000,000 loan in connection with the acquisition of Tulloch Corporation, the owner of an industrial real estate portfolio comprised of 14 operating properties and two parcels of land, which was immediately repaid with no penalty during June 2022.

In August 2022, the Company closed a $125,000,000 senior unsecured term loan with interest only payments, bearing interest at the annual rate of SOFR plus an applicable margin (0.95% as of December 31, 2022) based on the Company’s senior unsecured long-term debt rating and consolidated leverage ratio. The loan has a $75,000,000 tranche with a five-year term and a $50,000,000 tranche with a two-year term. The Company also entered into interest rate swap agreements to convert the loans’ SOFR rate components to fixed interest rates for the entire term of the loans, providing total effectively fixed interest rates of 4.00% and 4.09% on the $75,000,000 and $50,000,000 tranches, respectively. These term loans also include a sustainability-linked pricing component pursuant to which, if the Company meets certain sustainability performance targets, the applicable interest margin will be reduced by one basis point.

In July 2022, the Company and a group of lenders agreed to terms on the private placement of two senior unsecured notes totaling $150,000,000. One note for $75,000,000 has an 11-year term and a fixed interest rate of 4.90% with semi-annual interest-only payments. The other $75,000,000 note has a 12-year term and a fixed interest rate of 4.95% with semi-annual interest-only payments. The notes, dated August 16, 2022, were issued and sold on October 12, 2022. The notes will not be and have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

During the year ended December 31, 2021, EastGroup closed on a total of $175,000,000 of new unsecured debt with a weighted average effectively fixed interest rate of 2.40%, refinanced a $100,000,000 unsecured term loan reducing the interest rate by 65 basis points, and repaid a $40,000,000 unsecured term loan with an effectively fixed interest rate of 2.34%.

The Company’s unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2022 and 2021.

A summary of the carrying amount of Secured debt follows:

	Interest Rate	Monthly Principal & Interest Payment	Maturity Date	Carrying Amount of Securing Real Estate at December 31, 2022	Balance at December 31,
Property					2022	2021
				(In thousands)
Ramona Distribution Center	3.85%	$16,287	11/30/2026	$8,333	2,041	2,156

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt (primarily unsecured), and/or proceeds from the issuance of equity instruments.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs and Secured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of December 31, 2022 are as follows:

Years Ending December 31,	(In thousands)
2023	$115,119
2024	170,122
2025	145,128
2026	141,672
2027	175,000

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2022	2021
	(In thousands)
Property taxes payable	$6,823	4,494
Development costs payable	21,305	17,529
Retainage payable	11,011	10,576
Real estate improvements and capitalized leasing costs payable	5,182	5,798
Interest payable	9,597	6,547
Dividends payable	55,952	46,864
Book overdraft (1)	13,370	4,845
Other payables and accrued expenses	13,748	13,107
Total Accounts payable and accrued expenses	$136,988	109,760

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	December 31,
	2022	2021
	(In thousands)
Security deposits	$34,272	28,343
Prepaid rent and other deferred income	17,004	16,401
Operating lease liabilities — Ground leases	19,906	22,898
Operating lease liabilities — Office leases	2,139	2,032

Acquired below-market lease intangibles	10,735	8,124
Accumulated amortization of acquired below-market lease intangibles	(3,957)	(2,707)
Acquired below-market lease intangibles, net of accumulated amortization	6,778	5,417

Interest rate swap liabilities	1,981	935
Tenant improvement cost liabilities	1,570	2,796
Other liabilities	16	3,516
Total Other liabilities	$83,666	82,338

(9)COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2022:

	Years Ended December 31,
	2022	2021	2020
	Common Stock (in shares)
Shares outstanding at beginning of year	41,268,846	39,676,828	38,925,953
Common stock offerings	393,406	1,551,181	709,924
Common stock issued in the purchase of real estate	1,868,809	—	—
Incentive restricted stock granted	71,217	66,623	69,446
Incentive restricted stock forfeited	—	—	(440)
Director common stock awarded	161	4,466	8,182
Director restricted stock granted	5,696	—	208
Employee common stock awarded	2,425	—	—
Stock withheld for tax obligations	(35,021)	(30,252)	(36,445)
Shares outstanding at end of year	43,575,539	41,268,846	39,676,828

The Company had an at the market equity program that allowed it to issue and sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 (the Prior ATM Program") through sales agents from time to time. The following table presents the common stock issuance activity pursuant to the Company's prior ATM program for the three years ended December 31, 2022:

Years Ended December 31,	Number of Shares of Common Stock Issued	Net Proceeds
		(In thousands)
2022	393,406	$75,375
2021	1,551,181	271,155
2020	709,924	92,663

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
There were 1,422,437, 1,477,241 and 1,527,382 total shares available for grant under the 2013 Equity Plan as of December 31, 2022, 2021 and 2020, respectively. Typically, the Company issues new shares to fulfill stock grants.
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

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model used to determine the grant date fair value of the multi-year market conditions component of the long-term compensation awards for 2022, 2021 and 2020:

	2022 Award	2021 Award	2020 Award

Valuation date	3/3/2022	2/25/2021	3/6/2020
Risk-free interest rate	1.64%	0.39%	0.62%
Expected share price volatility for the Company	30.01%	30.51%	16.72%
Expected share price volatility for peer group companies - low end of range	26.32%	26.87%	14.40%
Expected share price volatility for peer group companies - high end of range	50.10%	54.25%	49.23%
Expected dividend yield	2.27%	2.27%	2.28%
Number of simulation paths	1,000,000	1,000,000	1,000,000
Grant date fair value (in thousands)	$2,912	2,941	2,037

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total shareholder return component of the long-term compensation awards for the four years ended December 31, 2022:

	2022 Award	2021 Award	2020 Award	2019 Award

Grant date	3/3/2022	2/25/2021	3/6/2020	3/7/2019
Performance period	1/1/22 - 12/31/24	1/1/21 - 12/31/23	1/1/20 - 12/31/22	1/1/19 - 12/31/21
Range of earnable shares - low end of range	—	—	—	—
Range of earnable shares - high end of range	27,212	36,400	25,261	33,442
Shares determined	N/A (1)	N/A (1)	N/A (1)	30,990
    (1) The performance conditions for this award have not yet been satisfied and the number of shares have not yet been determined.

The long term awards subject only to continuing employment are expensed on a straight-line basis over the requisite service period (25% vests in each of the following four years). The following table presents the service only component of the long-term compensation awards for the four years ended December 31, 2022:

	2022 Award	2021 Award	2020 Award	2019 Award

Grant date	3/3/2022	2/25/2021	3/6/2020	3/7/2019
Shares granted	5,830	7,801	7,217	9,947
Grant date share price	$193.54	138.93	131.36	105.97

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

The following table presents the Company performance measures component of the annual equity compensation awards for the three years ended December 31, 2022:

	2022 Award	2021 Award	2020 Award

Grant date	3/3/2022	2/25/2021	3/6/2020
Performance period	1/1/22 - 12/31/22	1/1/21 - 12/31/21	1/1/20 - 12/31/20
Range of earnable shares - low end of range	—	—	—
Range of earnable shares - high end of range	13,289	19,052	19,282
Shares determined	N/A (1)	18,798	18,380
Grant date share price	$193.54	138.93	131.36
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the individual performance goals component of the annual equity compensation awards for the three years ended December 31, 2022:

	2022 Award	2021 Award	2020 Award

Grant date	N/A (1)	2/16/2022	2/17/2021
Performance period	1/1/22 - 12/31/22	1/1/21 - 12/31/21	1/1/20 - 12/31/20
Range of earnable shares - low end of range	—	—	—
Range of earnable shares - high end of range	3,323	4,756	4,812
Shares determined	N/A (1)	4,374	4,156
Grant date share price	N/A (1)	$190.89	142.89
(1) The performance conditions for this award have not yet been satisfied and the grant date and number of shares have not yet been determined.

Equity compensation is also awarded to the Company’s non-executive officers, which are subject to service only conditions and expensed on a straight-line basis over the requisite service period (20% vests in each of the following five years). The total compensation expense is based upon the fair market value of the shares on the grant date. The following table presents the compensation awards to non-executive officers for the three years ended December 31, 2022:

	2022 Award	2021 Award	2020 Award

Grant date	6/20/2022	7/7/2021	5/6/2020
Shares granted	11,225	9,200	12,300
Grant date share price	$148.48	168.35	105.30

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

Stock-based compensation cost for employees was $10,236,000, $9,136,000 and $7,605,000 for 2022, 2021 and 2020, respectively, of which $2,510,000, $2,336,000 and $1,923,000 were capitalized as part of the Company’s development costs for the respective years. As of December 31, 2022, there was $4,177,000 of unrecognized compensation cost related to unvested restricted stock compensation for employees and directors that is expected to be recognized over a weighted average period of 2.6 years.

During the restricted period for awards no longer subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  As of December 31, 2022, 2021 and 2020, accrued dividends on unvested restricted stock were $1,610,000, $1,585,000 and $1,433,000, respectively. Of the shares that vested in 2022, 2021 and 2020, 34,251 shares, 30,252 shares and 36,445 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2022, 2021 and 2020. As of the grant dates, the aggregate fair value of shares that were granted during 2022, 2021 and 2020 was $8,655,000, $7,682,000 and $7,028,000, respectively. As of the vesting dates, the aggregate fair value of shares that vested during 2022, 2021 and 2020 was $17,124,000, $10,322,000 and $11,754,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	106,056	$116.37	113,125	$100.86	130,884	$82.78
Granted (1) (2)	71,217	121.52	66,623	115.30	69,446	101.19
Forfeited	—	—	—	—	(440)	112.14
Vested	(80,565)	102.42	(73,692)	91.59	(86,765)	73.80
Unvested at end of year	96,708	131.79	106,056	116.37	113,125	100.86

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

Following is a vesting schedule of the total unvested shares for employees as of December 31, 2022:

Unvested Shares Vesting Schedule	Number of Shares
2023	51,937
2024	27,034
2025	9,951
2026	5,541
2027	2,245
Total Unvested Shares	96,708

Directors Equity Awards
The Board of Directors has adopted a policy under the 2013 Equity Plan pursuant to which awards will be made to non-employee Directors. The current policy provides that the Company shall automatically award an annual restricted share award to each non-employee Director who has been elected or re-elected as a member of the Board of Directors at the Annual Meeting. The number of shares shall be equal to $110,000 divided by the fair market value of a share on the date of such election. If a non-employee Director is elected or appointed to the Board of Directors other than at an Annual Meeting of the Company, the annual restricted share award shall be pro rated. The restricted shares vest in full on the earlier of the one-year anniversary of the date of grant or the next annual meeting of shareholders following the date of grant, subject to the non-employee director’s continued service on the Board through such vesting date, subject to certain exceptions. The shares are expensed on a straight-line basis over the service period. The policy also provides that each new non-employee Director appointed or elected will receive an automatic award of restricted shares of Common Stock on the effective date of election or appointment equal to $25,000 divided by the fair market value of the Company’s Common Stock on such date. These restricted shares will vest 25% per year over a four-year period upon the performance of future service as a Director, subject to certain exceptions. The shares are expensed on a straight-line basis over the service period.

Directors were granted 5,568 shares of common stock as annual restricted share awards for 2022. Directors were issued 4,466 shares and 8,182 shares of common stock as annual retainer awards for 2021 and 2020, respectively.

Stock-based compensation expense for directors was $566,000, $711,000 and $897,000 for 2022, 2021 and 2020, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to directors with the related weighted average grant date fair value share prices for 2022, 2021 and 2020. As of the vesting dates, the fair value of shares that vested during 2022, 2021 and 2020 was $8,000, $21,000 and $9,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	156	$120.39	278	$112.45	140	$88.86
Granted	5,696	159.00	—	—	208	120.39
Forfeited	—	—	—	—	—	—
Vested	(52)	120.39	(122)	102.30	(70)	88.86
Unvested at end of year	5,800	158.31	156	120.39	278	112.45

(11)COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income.  The components of Accumulated other comprehensive income (loss) for 2022, 2021 and 2020 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 12 for information regarding the Company’s interest rate swaps.

	Years Ended December 31,
	2022	2021	2020
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):	(In thousands)
Balance at beginning of year	$1,302	(10,752)	2,807
Other comprehensive income (loss) - interest rate swaps	35,069	12,054	(13,559)
Balance at end of year	$36,371	1,302	(10,752)

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

As of December 31, 2022, EastGroup had eight interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ LIBOR or SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $16,024,000 will be reclassified from Accumulated other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

During the year ended December 31, 2021, the Company’s valuation methodology for over-the-counter (“OTC”) derivatives was to discount cash flows based on Overnight Index Swap (“OIS”) rates. Uncollateralized or partially-collateralized trades were discounted at OIS rates, but included appropriate economic adjustments for funding costs and credit risk. During the year ended December 31, 2022, the Company discontinued using OIS discount factors, and replaced them with SOFR discount factors primarily as a result of recent developments in market conditions. The Company calculates its derivative values using mid-market prices.

In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended that the SOFR plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, all of the Company’s LIBOR-based borrowings and hedges that extend beyond such date have been amended to modify the index from LIBOR to SOFR. Concurrently, the related swaps were amended to reference SOFR rather than LIBOR. The transition did not have a material impact on our consolidated financial statements. While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and may be magnified.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which was issued to defer the sunset date of Topic 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s consolidated financial statements for the year ended December 31, 2022. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

As of December 31, 2022 and 2021, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of December 31, 2022	Notional Amount as of December 31, 2021
	(In thousands)
Interest Rate Swap	—	$75,000
Interest Rate Swap	$65,000	$65,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$50,000	$50,000
Interest Rate Swap	$100,000	—
Interest Rate Swap	$75,000	—
Interest Rate Swap	$50,000	—
Interest Rate Swap	$100,000	—

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2022 and 2021. See Note 16 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of December 31, 2022		Derivatives As of December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$38,352	Other assets	$2,237
Interest rate swap liabilities	Other liabilities	1,981	Other liabilities	935

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$37,563	7,747	(17,364)
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	(2,494)	4,307	3,805

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $36,959,000 as of December 31, 2022.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	2022	2021	2020
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$186,182	157,557	108,363
Denominator – weighted average shares outstanding	42,599	40,255	39,185
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$186,182	157,557	108,363
Denominator:
Weighted average shares outstanding	42,599	40,255	39,185
Unvested restricted stock	113	122	111
Diluted weighted average shares outstanding	42,712	40,377	39,296

(14)DEFINED CONTRIBUTION PLAN

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $1,158,000, $1,106,000 and $851,000 for 2022, 2021 and 2020, respectively.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2022 and 2021.

	December 31,
	2022		2021
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$56	56	4,393	4,393
Interest rate swap assets	38,352	38,352	2,237	2,237
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	170,000	169,684	209,210	209,202
Unsecured debt (2)	1,695,000	1,548,221	1,245,000	1,267,702
Secured debt (2)	2,041	1,918	2,156	2,269
Interest rate swap liabilities	1,981	1,981	935	935

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
Interest rate swap assets (included in Other assets on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, and LIBOR or SOFR swap curves, observable for substantially the full term of the contract (Level 2 input). See Note 12 for additional information on the Company’s interest rate swaps.
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
Interest rate swap liabilities (included in Other liabilities on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, and LIBOR or SOFR swap curves, observable for substantially the full term of the contract (Level 2 input). See Note 12 for additional information on the Company’s interest rate swaps.
(17)SUBSEQUENT EVENTS

During the year ended December 31, 2022, the Company agreed to terms on a $100,000,000 senior unsecured term loan with interest only payments, bearing interest at the annual rate of SOFR plus an applicable margin based on the Company’s senior unsecured long-term debt rating. The loan closed and funded in January 2023, subsequent to year end, and has a seven-year term. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan, providing a total effectively fixed interest rate of 5.27%.

Also during the year ended December 31, 2022, EastGroup amended its unsecured bank credit facilities, effective January 2023, to expand the total capacity on its unsecured bank credit facilities from $475,000,000 to $675,000,000, subsequent to year end. In conjunction with the amendment, LIBOR was replaced by SOFR as the benchmark interest rate.  There were no other significant changes, and the maturity date remains July 30, 2025.

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
Westport Commerce Center	$—	980	3,800	4,076	980	7,876	8,856	5,528	1994	1983/87
Benjamin Distribution Center 1 & 2	—	843	3,963	2,108	883	6,031	6,914	4,614	1997	1996
Benjamin Distribution Center 3	—	407	1,503	778	407	2,281	2,688	1,804	1999	1988
Palm River Center	—	1,190	4,625	3,233	1,190	7,858	9,048	5,953	1997/98	1990/97/98
Palm River North 1 & 3	—	1,005	4,688	3,472	1,005	8,160	9,165	5,434	1998	2000
Palm River North 2	—	634	4,418	498	634	4,916	5,550	3,779	1997/98	1999
Palm River South 1	—	655	3,187	1,120	655	4,307	4,962	2,290	2000	2005
Palm River South 2	—	655	—	5,346	655	5,346	6,001	2,709	2000	2006
Walden Distribution Center 1	—	337	3,318	1,713	337	5,031	5,368	2,696	1997/98	2001
Walden Distribution Center 2	—	465	3,738	1,547	465	5,285	5,750	3,599	1998	1998
Oak Creek Distribution Center 1	—	1,109	6,126	1,487	1,109	7,613	8,722	5,193	1998	1998
Oak Creek Distribution Center 2	—	647	3,603	1,927	647	5,530	6,177	3,462	2003	2001
Oak Creek Distribution Center 3	—	439	—	3,602	556	3,485	4,041	1,593	2005	2007
Oak Creek Distribution Center 4	—	682	6,472	1,118	682	7,590	8,272	3,967	2005	2001
Oak Creek Distribution Center 5	—	724	—	6,041	916	5,849	6,765	3,052	2005	2007
Oak Creek Distribution Center 6	—	642	—	5,827	812	5,657	6,469	2,868	2005	2008
Oak Creek Distribution Center 7	—	740	—	6,467	740	6,467	7,207	1,176	2005	2017
Oak Creek Distribution Center 8	—	843	—	6,290	1,051	6,082	7,133	1,487	2005	2015
Oak Creek Distribution Center 9	—	618	—	5,177	781	5,014	5,795	2,076	2005	2009
Oak Creek Distribution Center A	—	185	—	1,552	185	1,552	1,737	692	2005	2008
Oak Creek Distribution Center B	—	227	—	1,592	227	1,592	1,819	715	2005	2008
Oak Creek Distribution Center C Land	—	355	—	1,288	355	1,288	1,643	24	2005	n/a
Airport Commerce Center	—	1,257	4,012	1,147	1,257	5,159	6,416	3,392	1998	1998
Westlake Distribution Center	—	1,333	6,998	2,868	1,333	9,866	11,199	6,917	1998	1998/99
Expressway Commerce Center 1	—	915	5,346	1,772	915	7,118	8,033	4,331	2002	2004
Expressway Commerce Center 2	—	1,013	3,247	1,161	1,013	4,408	5,421	2,627	2003	2001

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Silo Bend Distribution Center	—	4,131	27,497	6,048	4,132	33,544	37,676	11,720	2011	1987/90
Tampa East Distribution Center	—	791	4,758	766	791	5,524	6,315	2,205	2011	1984
Tampa West Distribution Center	—	2,139	8,502	1,942	2,140	10,443	12,583	3,690	2011	1975/93/94
Madison Distribution Center	—	495	2,779	571	495	3,350	3,845	1,278	2012	2007
Madison Distribution Center 2 & 3	—	624	—	7,194	624	7,194	7,818	1,896	2012	2015
Madison Distribution Center 4 & 5	—	565	—	8,432	565	8,432	8,997	2,138	2012	2016
Grand Oaks 75 Business Center 1	—	3,572	12,979	297	3,572	13,276	16,848	1,668	2019	2017
Grand Oaks 75 Business Center 2	—	2,589	10,226	2,339	2,589	12,565	15,154	1,267	2019	2019
Grand Oaks 75 Business Center 3	—	1,767	—	9,877	1,770	9,874	11,644	328	2019	2021
Orlando
Chancellor Center	—	291	1,711	576	291	2,287	2,578	1,635	1996/97	1996/97
Exchange Distribution Center 1	—	603	2,414	2,524	603	4,938	5,541	3,913	1994	1975
Exchange Distribution Center 2	—	300	945	537	300	1,482	1,782	1,031	2002	1976
Exchange Distribution Center 3	—	320	997	450	320	1,447	1,767	1,049	2002	1980
Sunbelt Distribution Center	—	1,472	5,745	6,884	1,472	12,629	14,101	10,122	1989/97/98	1974/87/97/98
John Young Commerce Center 1	—	497	2,444	1,795	497	4,239	4,736	2,849	1997/98	1997/98
John Young Commerce Center 2	—	512	3,613	688	512	4,301	4,813	3,129	1998	1999
Sunport Center 1	—	555	1,977	1,267	555	3,244	3,799	2,076	1999	1999
Sunport Center 2	—	597	3,271	2,288	597	5,559	6,156	4,172	1999	2001
Sunport Center 3	—	642	3,121	1,322	642	4,443	5,085	2,919	1999	2002
Sunport Center 4	—	642	2,917	2,353	642	5,270	5,912	3,368	1999	2004
Sunport Center 5	—	750	2,509	3,845	750	6,354	7,104	3,329	1999	2005
Sunport Center 6	—	672	—	3,781	672	3,781	4,453	1,918	1999	2006
Southridge Commerce Park 1	—	373	—	5,290	373	5,290	5,663	3,474	2003	2006
Southridge Commerce Park 2	—	342	—	4,816	342	4,816	5,158	2,729	2003	2007
Southridge Commerce Park 3	—	547	—	5,759	547	5,759	6,306	2,925	2003	2007
Southridge Commerce Park 4	—	506	—	4,984	506	4,984	5,490	2,512	2003	2006
Southridge Commerce Park 5	—	382	—	4,813	382	4,813	5,195	2,642	2003	2006
Southridge Commerce Park 6	—	571	—	6,211	571	6,211	6,782	2,739	2003	2007
Southridge Commerce Park 7	—	520	—	6,906	520	6,906	7,426	3,322	2003	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Southridge Commerce Park 8	—	531	—	6,734	531	6,734	7,265	2,699	2003	2008
Southridge Commerce Park 9	—	468	—	6,471	468	6,471	6,939	2,688	2003	2012
Southridge Commerce Park 10	—	414	—	4,885	414	4,885	5,299	1,533	2003	2012
Southridge Commerce Park 11	—	513	—	5,958	513	5,958	6,471	2,016	2003	2012
Southridge Commerce Park 12	—	2,025	—	17,324	2,025	17,324	19,349	6,944	2005	2008
Horizon Commerce Park 1	—	991	—	6,915	991	6,915	7,906	2,068	2008	2014
Horizon Commerce Park 2	—	1,111	—	7,749	1,111	7,749	8,860	2,206	2008	2014
Horizon Commerce Park 3	—	991	—	6,614	991	6,614	7,605	1,619	2008	2016
Horizon Commerce Park 4	—	1,097	—	8,613	1,097	8,613	9,710	2,320	2008	2015
Horizon Commerce Park 5	—	1,108	—	8,608	1,108	8,608	9,716	1,833	2008	2017
Horizon Commerce Park 6	—	1,099	—	11,214	1,099	11,214	12,313	1,673	2008	2019
Horizon Commerce Park 7	—	962	—	7,641	962	7,641	8,603	1,877	2008	2017
Horizon Commerce Park 8 & 9	—	1,590	—	16,628	1,590	16,628	18,218	1,727	2008	2019
Horizon Commerce Park 10	—	846	—	6,601	846	6,601	7,447	1,106	2009	2018
Horizon Commerce Park 11	—	1,101	—	9,877	1,101	9,877	10,978	1,267	2009	2019
Horizon Commerce Park 12	—	1,416	—	10,610	1,416	10,610	12,026	1,964	2009	2017
Horizon West 2 & 3	—	2,895	—	15,965	2,895	15,965	18,860	706	2020	2021
Horizon West 4	—	4,047	—	21,260	4,047	21,260	25,307	45	2020	2022
Jacksonville
Deerwood Distribution Center	—	1,147	1,799	6,763	1,147	8,562	9,709	4,860	1989	1978
Phillips Distribution Center	—	1,375	2,961	5,307	1,375	8,268	9,643	6,384	1994	1984/95
Lake Pointe Business Park	—	3,442	6,450	11,640	3,442	18,090	21,532	14,202	1993	1986/87
Ellis Distribution Center	—	540	7,513	4,407	540	11,920	12,460	6,181	1997	1977
Westside Distribution Center	—	2,011	15,374	10,286	2,011	25,660	27,671	16,113	1997/2008	1984/85
Beach Commerce Center	—	476	1,899	965	476	2,864	3,340	1,782	2000	2000
Interstate Distribution Center	—	1,879	5,700	2,412	1,879	8,112	9,991	5,289	2005	1990
Flagler Center	—	7,317	14,912	1,307	7,317	16,219	23,536	3,436	2016	1997 & 2005
Ft. Lauderdale/Palm Beach area
Linpro Commerce Center	—	613	2,243	4,295	616	6,535	7,151	4,771	1996	1986
Lockhart Distribution Center	—	—	3,489	3,504	—	6,993	6,993	5,450	1997	1986
Interstate Commerce Center	—	485	2,652	2,113	485	4,765	5,250	3,051	1998	1988

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Executive Airport Distribution Ctr	—	1,991	4,857	6,611	1,991	11,468	13,459	6,296	2001	2004/06
Sample 95 Business Park	—	2,202	8,785	5,185	2,202	13,970	16,172	9,660	1996/98	1990/99
Blue Heron Distribution Center	—	975	3,626	3,120	975	6,746	7,721	4,471	1999	1986
Blue Heron Distribution Center 2	—	1,385	4,222	2,228	1,385	6,450	7,835	3,828	2004	1988
Blue Heron Distribution Center 3	—	450	—	2,968	450	2,968	3,418	1,355	2004	2009
Weston Commerce Park	—	4,163	9,951	1,893	4,163	11,844	16,007	2,257	2016	1998
Fort Myers
SunCoast Commerce Center 1	—	911	—	4,850	928	4,833	5,761	2,241	2005	2008
SunCoast Commerce Center 2	—	911	—	5,046	928	5,029	5,957	2,495	2005	2007
SunCoast Commerce Center 3	—	1,720	—	6,737	1,763	6,694	8,457	3,029	2006	2008
SunCoast Commerce Center 4	—	1,733	—	7,611	1,762	7,582	9,344	1,613	2006	2017
SunCoast Commerce Center 5	—	1,511	—	6,737	1,594	6,654	8,248	1,135	2006	2019
SunCoast Commerce Center 6	—	1,537	—	7,080	1,594	7,023	8,617	872	2006	2019
SunCoast Commerce Center 7	—	1,533	—	7,094	1,533	7,094	8,627	406	2006	2020
SunCoast Commerce Center 8	—	1,533	—	6,789	1,533	6,789	8,322	789	2006	2020
SunCoast Commerce Center 12	—	785	—	7,549	785	7,549	8,334	22	2020	2022
Miami
Gateway Commerce Park 1	—	5,746	—	17,737	5,746	17,737	23,483	2,929	2016	2018
Gateway Commerce Park 3	—	5,491	—	12,965	3,176	15,280	18,456	214	2016	2022
Gateway Commerce Park 4	—	4,711	—	19,378	4,711	19,378	24,089	1,012	2016	2020
Gateway Commerce Park 5	—	5,746	—	18,221	5,357	18,610	23,967	2,683	2016	2019
CALIFORNIA
San Francisco area
Wiegman Distribution Center 1	—	2,197	8,788	2,991	2,308	11,668	13,976	7,982	1996	1986/87
Wiegman Distribution Center 2	—	2,579	4,316	504	2,579	4,820	7,399	1,335	2012	1998
Huntwood Distribution Center	—	3,842	15,368	4,305	3,842	19,673	23,515	13,768	1996	1988
San Clemente Distribution Center	—	893	2,004	1,023	893	3,027	3,920	2,218	1997	1978
Yosemite Distribution Center	—	259	7,058	1,898	731	8,484	9,215	5,717	1999	1974/87
6th Street Business Center	—	1,438	9,513	12	1,444	9,519	10,963	149	2022	1966
Benicia Distribution Center 1	—	6,632	36,362	6	6,632	36,368	43,000	621	2022	2005

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Benicia Distribution Center 2	—	7,027	36,679	101	7,027	36,780	43,807	623	2022	2001
Benicia Distribution Center 3	—	2,136	9,792	14	2,136	9,806	11,942	168	2022	1998
Benicia Distribution Center 4	—	3,191	12,993	—	3,191	12,993	16,184	254	2022	1979
Benicia Distribution Center 5	—	3,161	16,885	—	3,161	16,885	20,046	283	2022	2007
Ettie Business Center	—	3,751	5,236	—	3,751	5,236	8,987	99	2022	1955
Laura Alice Business Center	—	1,174	2,437	—	1,174	2,437	3,611	48	2022	2000
Preston Distribution Center	—	7,261	33,833	2	7,261	33,835	41,096	554	2022	1998
Sinclair Distribution Center	—	12,488	27,259	46	12,488	27,305	39,793	445	2022	1983
Transit Distribution Center	—	21,317	10,635	2	21,317	10,637	31,954	209	2022	1971
Whipple Business Center	—	17,984	15,344	54	17,984	15,398	33,382	266	2022	1986
Los Angeles area
Eucalyptus Distribution Center	—	11,392	11,498	934	11,392	12,432	23,824	1,722	2018	1988
Kingsview Industrial Center	—	643	2,573	792	643	3,365	4,008	2,453	1996	1980
Dominguez Distribution Center	—	2,006	8,025	4,124	2,006	12,149	14,155	7,242	1996	1977
Main Street Distribution Center	—	1,606	4,103	1,280	1,606	5,383	6,989	3,399	1999	1999
Walnut Business Center	—	2,885	5,274	2,830	2,885	8,104	10,989	5,836	1996	1966/90
Washington Distribution Center	—	1,636	4,900	845	1,636	5,745	7,381	3,881	1997	1996/97
Chino Distribution Center	—	2,544	10,175	2,131	2,544	12,306	14,850	9,949	1998	1980
Ramona Distribution Center	2,041	3,761	5,751	160	3,761	5,911	9,672	1,339	2014	1984
Industry Distribution Center 1	—	10,230	12,373	5,073	10,230	17,446	27,676	11,978	1998	1959
Industry Distribution Center 3	—	—	3,012	(140)	—	2,872	2,872	2,856	2007	1992
Chestnut Business Center	—	1,674	3,465	496	1,674	3,961	5,635	2,448	1998	1999
Los Angeles Corporate Center	—	1,363	5,453	4,487	1,363	9,940	11,303	7,129	1996	1986
Rancho Distribution Center	—	16,180	11,140	803	16,180	11,943	28,123	870	2020	2006
Fresno
Shaw Commerce Center	—	2,465	11,627	8,312	2,465	19,939	22,404	14,225	1998	1978/81/87
San Diego
Eastlake Distribution Center	—	3,046	6,888	2,039	3,046	8,927	11,973	6,413	1997	1989
Miramar Land	—	13,980	—	29	13,981	28	14,009	2	2019	n/a
Ocean View Corporate Center	—	6,577	7,105	1,923	6,577	9,028	15,605	4,118	2010	2005

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Rocky Point Distribution Center 1	—	8,857	13,388	17	8,857	13,405	22,262	1,896	2019	2019
Rocky Point Distribution Center 2	—	7,623	11,614	1,423	7,623	13,037	20,660	989	2019	2019
Siempre Viva Distribution Center 1	—	4,628	9,211	368	4,628	9,579	14,207	1,192	2018	2003
Siempre Viva Distribution Center 2	—	2,868	5,694	125	2,877	5,810	8,687	606	2019	2002
Siempre Viva Distribution Center 3-6	—	31,815	100,861	570	31,815	101,431	133,246	3,498	2021	2001-2003
Speed Distribution Center	—	15,282	—	57,147	15,114	57,315	72,429	1,370	2019	2022
Sacramento
Cebrian Distribution Center	—	2,360	13,488	5	2,360	13,493	15,853	250	2022	1975
Reed Distribution Center	—	4,647	28,195	2	4,647	28,197	32,844	511	2022	1990
TEXAS
Dallas and Fort Worth
Allen Station 1 & 2	—	5,815	17,612	2,177	5,815	19,789	25,604	3,712	2018	2001
Arlington Tech Centre 1 & 2	—	2,510	10,096	3,323	2,515	13,414	15,929	1,250	2019	2019
Basswood 1 & 2	—	4,086	—	19,894	4,087	19,893	23,980	165	2019	2022
Interstate Warehouse 1 & 2	—	1,746	4,941	4,041	1,746	8,982	10,728	7,851	1988	1978
Interstate Warehouse 3	—	519	2,008	1,693	519	3,701	4,220	2,805	2000	1979
Interstate Warehouse 4	—	416	2,481	871	416	3,352	3,768	2,058	2004	2002
Interstate Warehouse 5, 6, & 7	—	1,824	4,106	2,805	1,824	6,911	8,735	4,496	2009	1979/80/81
LakePort 1-3	—	2,984	—	22,526	2,984	22,526	25,510	1,435	2018	2020
Logistics Center 6 & 7	—	—	12,605	3,219	—	15,824	15,824	2,128	2019	2018
Venture Warehouses	—	1,452	3,762	3,124	1,452	6,886	8,338	5,981	1988	1979
ParkView Commerce Center 1-3	—	2,663	—	19,109	2,663	19,109	21,772	4,845	2014	2015
Shady Trail Distribution Center	—	635	3,621	1,408	635	5,029	5,664	3,194	2003	1998
Valwood Distribution Center	—	4,361	34,405	4,946	4,361	39,351	43,712	14,474	2012	1986/87/97/98
Northfield Distribution Center	—	12,470	50,713	8,555	12,471	59,267	71,738	21,088	2013	1999-2001/03/04/08
Parc North 1-4	—	4,615	26,358	6,427	4,615	32,785	37,400	7,964	2016	2016
Parc North 5	—	1,286	—	8,044	1,286	8,044	9,330	1,195	2016	2019
Parc North 6	—	1,233	—	9,537	1,233	9,537	10,770	1,182	2016	2019
CreekView 1 & 2	—	3,275	—	14,936	3,275	14,936	18,211	4,000	2015	2017

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
CreekView 3 & 4	—	2,600	—	13,551	2,600	13,551	16,151	2,904	2015	2018
CreekView 5 & 6	—	2,682	—	12,910	2,681	12,911	15,592	1,791	2016	2020
CreekView 7 & 8	—	2,640	—	15,290	2,640	15,290	17,930	1,655	2016	2020
CreekView 9 & 10	—	3,985	—	12,191	3,987	12,189	16,176	173	2020	2022
The Rock at Star Business Park	—	5,296	27,223	295	5,296	27,518	32,814	3,386	2020	2019
DFW Global Logistics Centre	—	—	86,564	576	—	87,140	87,140	4,327	2021	2014/15
Houston
World Houston Int’l Business Ctr 1 & 2	—	660	5,893	2,830	660	8,723	9,383	6,185	1998	1996
World Houston Int’l Business Ctr 3 & 4	—	820	5,130	1,230	707	6,473	7,180	4,112	1998	1998
World Houston Int’l Business Ctr 6	—	425	2,423	747	425	3,170	3,595	2,292	1998	1998
World Houston Int’l Business Ctr 7 & 8	—	680	4,584	5,584	680	10,168	10,848	7,175	1998	1998
World Houston Int’l Business Ctr 9	—	800	4,355	2,177	800	6,532	7,332	4,110	1998	1998
World Houston Int’l Business Ctr 10	—	933	4,779	914	933	5,693	6,626	3,588	2001	1999
World Houston Int’l Business Ctr 11	—	638	3,764	1,821	638	5,585	6,223	3,588	1999	1999
World Houston Int’l Business Ctr 12	—	340	2,419	393	340	2,812	3,152	1,916	2000	2002
World Houston Int’l Business Ctr 13	—	282	2,569	1,137	282	3,706	3,988	2,424	2000	2002
World Houston Int’l Business Ctr 14	—	722	2,629	1,614	722	4,243	4,965	2,725	2000	2003
World Houston Int’l Business Ctr 15	—	249	—	2,562	249	2,562	2,811	1,600	2000	2007
World Houston Int’l Business Ctr 16	—	519	4,248	2,070	519	6,318	6,837	3,771	2000	2005
World Houston Int’l Business Ctr 17	—	373	1,945	1,188	373	3,133	3,506	1,729	2000	2004
World Houston Int’l Business Ctr 19	—	373	2,256	1,331	373	3,587	3,960	2,329	2000	2004
World Houston Int’l Business Ctr 20	—	1,008	1,948	2,206	1,008	4,154	5,162	2,794	2000	2004
World Houston Int’l Business Ctr 21	—	436	—	4,158	436	4,158	4,594	2,228	2000/03	2006
World Houston Int’l Business Ctr 22	—	436	—	4,679	436	4,679	5,115	2,620	2000	2007
World Houston Int’l Business Ctr 23	—	910	—	7,758	910	7,758	8,668	4,001	2000	2007
World Houston Int’l Business Ctr 24	—	837	—	6,519	838	6,518	7,356	3,344	2005	2008
World Houston Int’l Business Ctr 25	—	508	—	4,601	508	4,601	5,109	2,304	2005	2008
World Houston Int’l Business Ctr 26	—	445	—	3,275	445	3,275	3,720	1,506	2005	2008
World Houston Int’l Business Ctr 27	—	837	—	5,206	838	5,205	6,043	2,834	2005	2008
World Houston Int’l Business Ctr 28	—	550	—	4,748	550	4,748	5,298	2,497	2005	2009

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
World Houston Int’l Business Ctr 29	—	782	—	4,191	974	3,999	4,973	1,791	2007	2009
World Houston Int’l Business Ctr 30	—	981	—	6,125	1,222	5,884	7,106	2,906	2007	2009
World Houston Int’l Business Ctr 31	—	684	—	4,310	684	4,310	4,994	2,128	2008	2011
World Houston Int’l Business Ctr 31B	—	546	—	3,728	546	3,728	4,274	1,648	2008	2012
World Houston Int’l Business Ctr 32	—	1,225	—	5,663	1,526	5,362	6,888	2,039	2007	2012
World Houston Int’l Business Ctr 33	—	1,166	—	7,978	1,166	7,978	9,144	2,854	2011	2013
World Houston Int’l Business Ctr 34	—	439	—	3,457	439	3,457	3,896	1,237	2005	2012
World Houston Int’l Business Ctr 35	—	340	—	2,609	340	2,609	2,949	783	2005	2012
World Houston Int’l Business Ctr 36	—	684	—	5,078	684	5,078	5,762	1,872	2011	2013
World Houston Int’l Business Ctr 37	—	759	—	6,744	759	6,744	7,503	2,424	2011	2013
World Houston Int’l Business Ctr 38	—	1,053	—	7,881	1,053	7,881	8,934	2,763	2011	2013
World Houston Int’l Business Ctr 39	—	620	—	5,310	621	5,309	5,930	1,526	2011	2014
World Houston Int’l Business Ctr 40	—	1,072	—	9,426	1,072	9,426	10,498	2,636	2011	2014
World Houston Int’l Business Ctr 41	—	649	—	6,039	649	6,039	6,688	1,707	2011	2014
World Houston Int’l Business Ctr 42	—	571	—	4,814	571	4,814	5,385	1,225	2011	2015
World Houston Int’l Business Ctr 43	—	443	—	6,137	443	6,137	6,580	867	2011	2019
World Houston Int’l Business Ctr 44	—	653	—	8,558	653	8,558	9,211	664	2011	2020
World Houston Int’l Business Ctr 45	—	3,243	—	13,745	3,243	13,745	16,988	1,479	2015	2019
World Houston Int'l Business Ctr 47	—	2,798	—	14,465	2,798	14,465	17,263	62	2015	2022
Glenmont Business Park	—	936	6,161	3,672	937	9,832	10,769	6,550	1998	1999/2000
Beltway Crossing Business Park 1	—	458	5,712	3,369	458	9,081	9,539	5,860	2002	2001
Beltway Crossing Business Park 2	—	415	—	3,243	415	3,243	3,658	1,679	2005	2007
Beltway Crossing Business Park 3	—	460	—	3,333	460	3,333	3,793	1,791	2005	2008
Beltway Crossing Business Park 4	—	460	—	3,344	460	3,344	3,804	1,744	2005	2008
Beltway Crossing Business Park 5	—	701	—	5,357	701	5,357	6,058	2,873	2005	2008
Beltway Crossing Business Park 6	—	618	—	6,440	618	6,440	7,058	2,812	2005	2008
Beltway Crossing Business Park 7	—	765	—	6,255	765	6,255	7,020	3,005	2005	2009
Beltway Crossing Business Park 8	—	721	—	5,759	721	5,759	6,480	2,719	2005	2011
Beltway Crossing Business Park 9	—	418	—	2,141	418	2,141	2,559	792	2007	2012
Beltway Crossing Business Park 10	—	733	—	4,163	733	4,163	4,896	1,456	2007	2012

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Beltway Crossing Business Park 11	—	690	—	4,605	690	4,605	5,295	1,464	2007	2013
West Road Business Park 1	—	621	—	4,160	541	4,240	4,781	1,383	2012	2014
West Road Business Park 2	—	981	—	4,903	854	5,030	5,884	1,526	2012	2014
West Road Business Park 3	—	597	—	4,299	520	4,376	4,896	1,017	2012	2015
West Road Business Park 4	—	621	—	4,730	541	4,810	5,351	1,486	2012	2015
West Road Business Park 5	—	484	—	4,379	421	4,442	4,863	988	2012	2018
Ten West Crossing 1	—	566	—	3,042	566	3,042	3,608	1,160	2012	2013
Ten West Crossing 2	—	829	—	4,533	833	4,529	5,362	1,970	2012	2013
Ten West Crossing 3	—	609	—	4,565	613	4,561	5,174	1,699	2012	2013
Ten West Crossing 4	—	694	—	4,569	699	4,564	5,263	1,700	2012	2014
Ten West Crossing 5	—	933	—	5,991	940	5,984	6,924	1,954	2012	2014
Ten West Crossing 6	—	640	—	4,733	644	4,729	5,373	1,471	2012	2014
Ten West Crossing 7	—	584	—	5,388	589	5,383	5,972	1,708	2012	2015
Ten West Crossing 8	—	1,126	—	9,449	1,135	9,440	10,575	1,470	2012	2019
Northwest Crossing 1-3	—	5,665	—	20,367	5,665	20,367	26,032	1,195	2019	2020
El Paso
Butterfield Trail	—	—	20,725	10,352	—	31,077	31,077	23,261	1997/2000	1987/95
Rojas Commerce Park	—	900	3,659	4,006	900	7,665	8,565	6,092	1999	1986
Americas Ten Business Center 1	—	526	2,778	1,745	526	4,523	5,049	2,809	2001	2003
Americas Ten Business Center 2	—	2,516	—	11,887	2,518	11,885	14,403	135	2020	2022
San Antonio
Alamo Downs Distribution Center	—	1,342	6,338	2,535	1,342	8,873	10,215	5,434	2004	1986/2002
Arion Business Park 1-13, 15	—	4,143	31,432	11,348	4,143	42,780	46,923	24,362	2005	1988-2000/06
Arion Business Park 14	—	423	—	3,988	423	3,988	4,411	2,057	2005	2006
Arion Business Park 16	—	427	—	3,838	427	3,838	4,265	1,909	2005	2007
Arion Business Park 17	—	616	—	4,517	616	4,517	5,133	2,909	2005	2007
Arion Business Park 18	—	418	—	2,456	418	2,456	2,874	1,315	2005	2008
Wetmore Business Center 1-4	—	1,494	10,804	4,414	1,494	15,218	16,712	9,246	2005	1998/99
Wetmore Business Center 5	—	412	—	3,882	412	3,882	4,294	2,180	2006	2008
Wetmore Business Center 6	—	505	—	4,236	505	4,236	4,741	2,086	2006	2008
Wetmore Business Center 7	—	546	—	5,356	546	5,356	5,902	2,478	2006	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Wetmore Business Center 8	—	1,056	—	8,390	1,056	8,390	9,446	4,228	2006	2008
Fairgrounds Business Park	—	1,644	8,209	2,933	1,644	11,142	12,786	6,537	2007	1985/86
Rittiman Distribution Center	—	1,083	6,649	783	1,083	7,432	8,515	2,420	2011	2000
Thousand Oaks Distribution Center 1	—	607	—	5,684	607	5,684	6,291	2,054	2008	2012
Thousand Oaks Distribution Center 2	—	794	—	4,848	794	4,848	5,642	1,867	2008	2012
Thousand Oaks Distribution Center 3	—	772	—	4,714	772	4,714	5,486	1,795	2008	2013
Thousand Oaks Distribution Center 4	—	753	—	4,761	753	4,761	5,514	1,252	2013	2015
Alamo Ridge Business Park 1	—	623	—	8,531	623	8,531	9,154	3,145	2007	2015
Alamo Ridge Business Park 2	—	402	—	5,368	402	5,368	5,770	1,563	2007	2015
Alamo Ridge Business Park 3	—	907	—	10,144	907	10,144	11,051	2,146	2007	2017
Alamo Ridge Business Park 4	—	354	—	7,804	355	7,803	8,158	2,344	2007	2017
Eisenhauer Point Business Park 1 & 2	—	1,881	—	14,767	1,881	14,767	16,648	3,993	2015	2016
Eisenhauer Point Business Park 3	—	577	—	6,126	577	6,126	6,703	1,850	2015	2017
Eisenhauer Point Business Park 4	—	555	—	4,832	555	4,832	5,387	1,072	2015	2017
Eisenhauer Point Business Park 5	—	818	—	7,044	818	7,044	7,862	1,652	2015	2018
Eisenhauer Point Business Park 6	—	569	—	4,869	569	4,869	5,438	741	2015	2018
Eisenhauer Point Business Park 7 & 8	—	1,000	—	22,243	2,593	20,650	23,243	3,197	2016	2019
Eisenhauer Point Business Park 9	—	632	—	5,729	632	5,729	6,361	652	2016	2019
Tri-County Crossing 1 & 2	—	1,623	—	14,830	1,623	14,830	16,453	2,533	2017	2019
Tri-County Crossing 3 & 4	—	1,733	—	14,509	1,733	14,509	16,242	1,457	2017	2020
Tri-County Crossing 5	—	871	—	10,281	871	10,281	11,152	65	2017	2022
Tri-County Crossing 6	—	1,033	—	9,340	1,033	9,340	10,373	27	2017	2022
Ridgeview 1 & 2	—	2,004	—	18,788	2,004	18,788	20,792	1,719	2018	2020
Ridgeview 3	—	839	—	8,561	839	8,561	9,400	119	2018	2022
Austin
45 Crossing	—	10,028	—	15,274	10,028	15,274	25,302	112	2021	2022
Colorado Crossing Distribution Center	—	4,602	19,757	1,509	4,589	21,279	25,868	7,998	2014	2009
Greenhill Distribution Center	—	802	3,273	392	802	3,665	4,467	614	2018	1999
Settlers Crossing 1	—	1,211	—	8,208	1,211	8,208	9,419	1,285	2017	2019
Settlers Crossing 2	—	1,306	—	7,554	1,306	7,554	8,860	1,437	2017	2019

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Settlers Crossing 3 & 4	—	2,774	—	17,223	2,774	17,223	19,997	1,445	2017	2020
Southpark Corporate Center 3 & 4	—	2,670	14,756	1,960	2,670	16,716	19,386	5,538	2015	1995
Southpark Corporate Center 5-7	—	1,301	7,589	1,635	1,301	9,224	10,525	1,999	2017	1995
Springdale Business Center	—	2,824	8,398	2,024	2,824	10,422	13,246	2,663	2015	2000
Texas Avenue	—	4,143	—	18	4,143	18	4,161	—	2021	1983
Wells Point One	—	907	4,904	953	907	5,857	6,764	921	2020	2001
ARIZONA
Phoenix area
Broadway Industrial Park 1	—	837	3,349	2,932	837	6,281	7,118	4,330	1996	1971
Broadway Industrial Park 2	—	455	482	383	455	865	1,320	592	1999	1971
Broadway Industrial Park 3	—	775	1,742	1,172	775	2,914	3,689	1,763	2000	1983
Broadway Industrial Park 4	—	380	1,652	1,163	380	2,815	3,195	1,927	2000	1986
Broadway Industrial Park 5	—	353	1,090	850	353	1,940	2,293	1,221	2002	1980
Broadway Industrial Park 6	—	599	1,855	974	599	2,829	3,428	1,978	2002	1979
Broadway Industrial Park 7	—	450	650	298	450	948	1,398	416	2011	1999
Kyrene Distribution Center	—	1,490	4,453	2,214	1,490	6,667	8,157	4,793	1999	1981/2001
Falcon Field Business Center	—	1,312	—	8,010	1,312	8,010	9,322	1,505	2015	2018
Southpark Distribution Center	—	918	2,738	2,020	918	4,758	5,676	3,242	2001	2000
Southpark Distribution Center 2	—	1,785	6,882	1,523	1,785	8,405	10,190	429	2021	1995
Santan 10 Distribution Center 1	—	846	2,647	711	846	3,358	4,204	1,984	2001	2005
Santan 10 Distribution Center 2	—	1,088	—	5,502	1,088	5,502	6,590	2,905	2004	2007
Chandler Freeways	—	1,525	—	7,509	1,525	7,509	9,034	2,448	2012	2013
Kyrene 202 Business Park 1	—	653	—	5,820	653	5,820	6,473	1,614	2011	2014
Kyrene 202 Business Park 2	—	387	—	3,414	387	3,414	3,801	957	2011	2014
Kyrene 202 Business Park 3, 4 & 5	—	1,244	—	11,878	1,244	11,878	13,122	2,082	2011	2018
Kyrene 202 Business Park 6	—	936	—	8,344	936	8,344	9,280	2,311	2011	2015
51st Avenue Distribution Center	—	300	2,029	1,215	300	3,244	3,544	2,476	1998	1987
East University Distribution Center 1 & 2	—	1,120	4,482	2,111	1,120	6,593	7,713	5,412	1998	1987/89
East University Distribution Center 3	—	444	698	457	444	1,155	1,599	637	2010	1981
55th Avenue Distribution Center	—	912	3,717	1,747	917	5,459	6,376	4,263	1998	1987

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Interstate Commons Distribution Center 1	—	311	1,416	1,238	311	2,654	2,965	1,797	1999	1988
Interstate Commons Distribution Center 2	—	2,298	7,088	2,963	2,298	10,051	12,349	1,143	2019	1988/2001
Interstate Commons Distribution Center 3	—	242	—	3,251	242	3,251	3,493	1,473	2000	2008
Airport Commons Distribution Center	—	1,000	1,510	1,957	1,000	3,467	4,467	2,568	2003	1971
40th Avenue Distribution Center	—	703	—	6,402	703	6,402	7,105	2,847	2004	2008
Sky Harbor Business Park	—	5,839	—	23,810	5,839	23,810	29,649	10,065	2006	2008
Sky Harbor Business Park 6	—	807	—	2,165	807	2,165	2,972	535	2014	2015
Ten Sky Harbor Business Center	—	1,568	—	5,132	1,569	5,131	6,700	1,323	2015	2016
Gilbert Crossroads A & B	—	2,825	—	14,145	2,825	14,145	16,970	1,640	2018	2020
Gilbert Crossroads C & D	—	3,602	—	19,874	3,602	19,874	23,476	1,152	2018	2021
Mesa Gateway Commerce Center	—	3,514	14,801	631	3,514	15,432	18,946	65	2022	2022
Tucson
Country Club Commerce Center 1	—	506	3,564	4,553	693	7,930	8,623	4,362	1997/2003	1994/2003
Country Club Commerce Center 2	—	442	3,381	1,321	709	4,435	5,144	1,826	2007	2000
Country Club Commerce Center 3 & 4	—	1,407	—	12,309	1,575	12,141	13,716	5,871	2007	2009
Country Club Commerce Center 5	—	2,885	—	21,507	2,886	21,506	24,392	3,074	2016	2018
Airport Distribution Center	—	1,403	4,672	1,782	1,403	6,454	7,857	4,573	1998/2000	1995
Benan Distribution Center	—	707	1,842	757	707	2,599	3,306	1,719	2005	2001
NORTH CAROLINA
Charlotte area
NorthPark Business Park	—	2,758	15,932	5,853	2,758	21,785	24,543	12,747	2006	1987-89
Lindbergh Business Park	—	470	3,401	876	470	4,277	4,747	2,285	2007	2001/03
Commerce Park Center 1	—	765	4,303	1,125	765	5,428	6,193	2,881	2007	1983
Commerce Park Center 2	—	335	1,603	508	335	2,111	2,446	956	2010	1987
Commerce Park Center 3	—	558	2,225	1,210	558	3,435	3,993	1,641	2010	1981
Nations Ford Business Park	—	3,924	16,171	6,285	3,924	22,456	26,380	12,508	2007	1989/94
Airport Commerce Center	—	1,454	10,136	2,857	1,454	12,993	14,447	6,544	2008	2001/02
Airport Commerce Center 3	—	855	—	8,045	855	8,045	8,900	1,371	2008	2019
Interchange Park 1	—	986	7,949	772	986	8,721	9,707	3,889	2008	1989
Interchange Park 2	—	746	1,456	410	746	1,866	2,612	573	2013	2000
Ridge Creek Distribution Center 1	—	1,284	13,163	1,211	1,284	14,374	15,658	6,052	2008	2006

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Ridge Creek Distribution Center 2	—	3,033	11,497	2,180	3,033	13,677	16,710	5,192	2011	2003
Ridge Creek Distribution Center 3	—	2,459	11,147	832	2,459	11,979	14,438	3,244	2014	2013
Lakeview Business Center	—	1,392	5,068	1,460	1,392	6,528	7,920	2,501	2011	1996
Steele Creek 1	—	993	—	4,372	1,010	4,355	5,365	1,758	2013	2014
Steele Creek 2	—	941	—	4,779	957	4,763	5,720	1,711	2013	2014
Steele Creek 3	—	1,464	—	7,264	1,469	7,259	8,728	2,161	2013	2014
Steele Creek 4	—	684	—	4,059	687	4,056	4,743	1,376	2013	2015
Steele Creek 5	—	610	—	5,239	631	5,218	5,849	716	2013/14/15	2019
Steele Creek 6	—	867	—	7,164	919	7,112	8,031	1,742	2013/14	2016
Steele Creek 7	—	1,207	—	8,326	1,253	8,280	9,533	1,692	2013/14/15	2017
Steele Creek 8	—	544	—	7,747	673	7,618	8,291	110	2016/17	2022
Steele Creek 9	—	949	—	10,191	1,090	10,050	11,140	1,277	2016	2019
Steele Creek 10	—	1,221	—	10,386	1,509	10,098	11,607	395	2016	2021
Waterford Distribution Center	—	654	3,392	1,026	654	4,418	5,072	2,000	2008	2000
SOUTH CAROLINA
Greenville
385 Business Park	—	1,308	10,822	529	1,308	11,351	12,659	1,583	2019	2019
Access Point 1	—	884	9,606	2,556	893	12,153	13,046	779	2021	2021
Access Point 2	—	1,010	9,604	1,722	1,012	11,324	12,336	367	2021	2021
GEORGIA
Atlanta
Shiloh 400 Business Center 1 & 2	—	3,092	14,216	2,574	3,064	16,818	19,882	4,162	2017	2008
Broadmoor Commerce Park 1	—	1,307	3,560	1,311	1,307	4,871	6,178	1,337	2017	1999
Broadmoor Commerce Park 2	—	519	—	7,409	519	7,409	7,928	1,128	2017	2018
Hurricane Shoals 1 & 2	—	4,284	12,449	4,193	4,284	16,642	20,926	3,406	2017	2017
Hurricane Shoals 3	—	497	—	9,842	644	9,695	10,339	648	2017	2020
Progress Center 1 & 2	—	1,297	9,015	352	1,297	9,367	10,664	2,435	2017	2017
Progress Center 3	—	465	4,285	15	465	4,300	4,765	176	2021	2008
Gwinnett 316	—	531	3,617	21	531	3,638	4,169	487	2018	1990
Cherokee 75 Business Center 1	—	1,183	6,727	18	1,183	6,745	7,928	527	2020	2020

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Cherokee 75 Business Center 2	—	1,336	7,495	490	1,337	7,984	9,321	366	2021	2021
Northpoint 200	—	1,102	5,140	648	1,104	5,786	6,890	503	2021	2021
LOUISIANA
New Orleans
Elmwood Business Park	—	2,861	6,337	6,670	2,861	13,007	15,868	10,081	1997	1979
Riverbend Business Park	—	2,557	17,623	9,989	2,557	27,612	30,169	19,657	1997	1984
COLORADO
Denver
Airways Business Center	—	6,137	39,637	1,358	6,137	40,995	47,132	4,699	2019	2007/08
Rampart Distribution Center 1	—	1,023	3,861	2,585	1,023	6,446	7,469	5,451	1988	1987
Rampart Distribution Center 2	—	230	2,977	1,673	230	4,650	4,880	3,669	1996/97	1997
Rampart Distribution Center 3	—	1,098	3,884	2,783	1,098	6,667	7,765	4,413	1997/98	1999
Rampart Distribution Center 4	—	590	—	8,346	590	8,346	8,936	2,285	2012	2014
Concord Distribution Center	—	1,051	4,773	1,092	1,051	5,865	6,916	2,857	2007	2000
Centennial Park	—	750	3,319	2,102	750	5,421	6,171	2,517	2007	1990
NEVADA
Las Vegas
Arville Distribution Center	—	4,933	5,094	1,066	4,933	6,160	11,093	2,639	2009	1997
Jones Corporate Park	—	13,068	26,325	1,942	13,068	28,267	41,335	5,640	2016	2016
Southwest Commerce Center	—	9,008	16,576	4,203	9,008	20,779	29,787	2,090	2019	2019
MISSISSIPPI
Jackson area
Interchange Business Park	—	343	5,007	5,690	343	10,697	11,040	7,735	1997	1981
Tower Automotive	—	—	9,958	1,959	17	11,900	11,917	6,572	2001	2002
Metro Airport Commerce Center 1	—	303	1,479	1,233	303	2,712	3,015	1,826	2001	2003
RIGHT OF USE ASSETS, NET - GROUND LEASES (OPERATING)	—	—	—	—	—	—	19,391	—	n/a	n/a
	2,041	728,250	1,738,347	1,909,984	730,445	3,646,136	4,395,972	1,149,251

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Development and Value-Add Properties (d):
CALIFORNIA
Zephyr Distribution Center	—	18,033	10,602	393	18,033	10,995	29,028	324	2022	1991
Hercules Land	—	3,561	—	—	3,561	—	3,561	—	2022	n/a
Reed Land	—	3,040	—	90	3,041	89	3,130	—	2022	n/a
FLORIDA
SunCoast Commerce Center 10	—	732	—	2,236	732	2,236	2,968	—	2020	n/a
SunCoast Commerce Center 11	—	785	—	8,390	785	8,390	9,175	—	2020	n/a
SunCoast Commerce Land	—	1,972	—	5,871	4,328	3,515	7,843	—	2020	n/a
Gateway Commerce Park 2	—	3,224	—	14,965	3,224	14,965	18,189	—	2016	n/a
Gateway Commerce Park Land	—	2,350	—	5,210	4,665	2,895	7,560	—	2016	n/a
Gateway South Dade Land	—	15,789	—	968	15,789	968	16,757	—	2022	n/a
Horizon Commerce Park Land	—	650	—	426	650	426	1,076	—	2008/09	n/a
Horizon West 1	—	1,326	—	8,243	1,326	8,243	9,569	—	2020	n/a
Horizon West Land	—	12,260	—	4,316	12,262	4,314	16,576	—	2020	n/a
MCO Logistics Center Land	—	6,769	—	251	6,769	251	7,020	—	2022	n/a
Grand Oaks 75 4	—	2,334	—	13,681	2,338	13,677	16,015	—	2019	n/a
Oak Creek Distribution Center Land	—	106	—	720	352	474	826	—	2005	n/a
TEXAS
Arlington Tech Centre 3	—	1,725	—	6,676	1,725	6,676	8,401	—	2020	n/a
Heritage Grove Land	—	15,295	—	424	15,352	367	15,719	—	2022	n/a
Stonefield 35 1-3	—	6,031	—	10,288	6,033	10,286	16,319	—	2021	n/a
Basswood 3-5	—	5,671	—	2,691	5,672	2,690	8,362	—	2019	n/a
Basswood Land	—	6,009	—	1,238	6,009	1,238	7,247	—	2019	n/a
LakePort 4 & 5	—	2,716	—	15,988	2,716	15,988	18,704	—	2018	n/a
McKinney 1 & 2	—	3,419	—	3,082	3,419	3,082	6,501	—	2020	n/a
McKinney 3 & 4	—	4,228	—	19,924	4,228	19,924	24,152	—	2020	n/a
McKinney Land	—	4,593	—	—	4,593	—	4,593	—	2020	n/a
Cypress Preserve 1 & 2	—	9,952	43,457	671	9,952	44,128	54,080	1,129	2022	2019
Cypress Preserve Land	—	14,724	—	1,032	14,724	1,032	15,756	—	2022	n/a
Grand West Crossing 1	—	2,733	—	10,304	2,726	10,311	13,037	—	2019	n/a
Grand West Crossing Land	—	6,024	—	2,144	6,024	2,144	8,168	—	2019	n/a
Lee Road Land	—	2,689	—	—	1,960	729	2,689	—	2007	n/a

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (In thousands, except footnotes)
Description	Encumbrances	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period			Accumulated Depreciation	Year Acquired	Year Constructed
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Springwood Business Park 1 & 2	—	6,208	—	16,765	6,214	16,759	22,973	—	2021	n/a
World Houston Int’l Business Ctr Land - 2011 expansion	—	1,636	—	2,446	1,824	2,258	4,082	—	2011	n/a
Eisenhauer Point Land	—	7,636	—	487	7,636	487	8,123	—	2022	n/a
Ridgeview Land	—	430	—	339	430	339	769	—	2018	n/a
ARIZONA
Gateway Interchange Land	—	13,588	—	1,807	13,588	1,807	15,395	—	2022	n/a
NORTH CAROLINA
Skyway Logistics Park Land	—	12,038	—	1,684	12,038	1,684	13,722	—	2021	n/a
Steele Creek 11 & 12	—	1,866	—	14,914	1,866	14,914	16,780	—	2016/17	n/a
SOUTH CAROLINA
Access Point 3	—	1,335	19,339	1,958	1,335	21,297	22,632	110	2022	2022
Hillside 1	—	498	—	8,980	499	8,979	9,478	—	2021	2022
Hillside Land	—	1,095	—	3,920	1,096	3,919	5,015	—	2021	n/a
Hillside 4 Land	—	1,280	—	162	1,280	162	1,442	—	2022	n/a
GEORGIA
I-20 West Business Center	—	1,670	—	11,469	1,647	11,492	13,139	—	2021	n/a
Braselton Land	—	5,437	—	564	5,482	519	6,001	—	2022	n/a
Cameron Land	—	30,776	—	356	30,776	356	31,132	—	2022	n/a
Cass White 1 & 2	—	2,923	—	2,406	2,923	2,406	5,329	—	2021	n/a
Greenway Land	—	5,785	—	345	5,785	345	6,130	—	2022	n/a
Riverside Parkway Land	—	1,955	—	626	1,958	623	2,581	—	2021	n/a
MISSISSIPPI
Metro Airport Commerce Center 2 Land	—	307	—	398	307	398	705	—	2001	n/a
	—	255,203	73,398	209,848	259,672	278,777	538,449	1,563
Total real estate owned (a)(b)	$2,041	983,453	1,811,745	2,119,832	990,117	3,924,913	4,934,421	1,150,814

(a)  Changes in Real Estate Properties and Development and Value-Add Properties follow:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of year	$4,051,325	3,519,085	3,264,566
Purchases of real estate properties	353,221	104,205	46,240
Development of real estate properties and value-add properties	506,154	415,260	195,446
Improvements to real estate properties	40,654	36,692	33,522
Right-of-use assets, net – ground leases	(3,244)	11,562	(924)
Real estate assets held for sale	—	(18,233)	—
Carrying amount of investments sold	(9,811)	(15,288)	(17,182)
Write-off of improvements	(3,878)	(1,958)	(2,583)
Balance at end of year (1)	$4,934,421	4,051,325	3,519,085

(1) Includes noncontrolling interest in joint ventures of $700,000, $1,379,000 and $852,000 at December 31, 2022, 2021 and 2020, respectively.

Changes in the accumulated depreciation on real estate properties follow:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of year	$1,035,617	955,328	871,139
Depreciation expense	125,199	104,910	96,290
Real estate assets held for sale	—	(12,538)	—
Accumulated depreciation on assets sold	(6,068)	(10,178)	(9,599)
Other	(3,934)	(1,905)	(2,502)
Balance at end of year	$1,150,814	1,035,617	955,328

(b)The estimated aggregate cost of real estate properties at December 31, 2022 for federal income tax purposes was approximately $4,569,758,000 before estimated accumulated tax depreciation of $870,204,000.  The federal income tax return for the year ended December 31, 2022, has not been filed and accordingly, this estimate is based on preliminary data.

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
February 15, 2023

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

/s/ D. Pike Aloian	/s/ H. Eric Bolton, Jr.
D. Pike Aloian, Director	H. Eric Bolton, Jr., Director
February 15, 2023	February 15, 2023

/s/ Donald F. Colleran	/s/ Hayden C. Eaves III
Donald F. Colleran, Director	Hayden C. Eaves III, Director
February 15, 2023	February 15, 2023

/s/ David M. Fields	/s/ Mary Elizabeth McCormick
David M. Fields, Director	Mary Elizabeth McCormick, Director
February 15, 2023	February 15, 2023

/s/ Katherine M. Sandstrom	/s/ David H. Hoster II
Katherine M. Sandstrom, Director	David H. Hoster II, Chairman of the Board
February 15, 2023	February 15, 2023

/s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer,
President and Director
(Principal Executive Officer)
February 15, 2023

/s/ STACI H. TYLER
Staci H. Tyler, Senior Vice-President, Chief Accounting Officer
and Secretary
(Principal Accounting Officer)
February 15, 2023

/s/ BRENT W. WOOD
Brent W. Wood, Executive Vice-President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
February 15, 2023