Form 10-Q
period 2023-03-31
EASTGROUP PROPERTIES INC
filed 2023-04-26
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 1-07094

EASTGROUP PROPERTIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland		13-2711135
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

400 W Parkway Place
Suite 100
Ridgeland,	Mississippi	39157
(Address of principal executive offices)		(Zip code)

Registrant’s telephone number, including area code: (601) 354-3555

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of April 25, 2023 was 44,410,824.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2023

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Real estate properties	$4,478,505	4,395,972
Development and value-add properties	524,929	538,449
	5,003,434	4,934,421
Less accumulated depreciation	(1,179,134)	(1,150,814)
	3,824,300	3,783,607
Unconsolidated investment	7,507	7,230
Cash	9,390	56
Other assets	239,264	244,944
TOTAL ASSETS	$4,080,461	4,035,837

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$69,787	168,454
Unsecured debt, net of debt issuance costs	1,725,805	1,691,259
Secured debt, net of debt issuance costs	2,003	2,031
Accounts payable and accrued expenses	157,644	136,988
Other liabilities	88,840	83,666
Total Liabilities	2,044,079	2,082,398

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 44,242,699 shares issued and outstanding at March 31, 2023 and 43,575,539 at December 31, 2022	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; zero shares issued	—	—
Additional paid-in capital	2,355,476	2,251,521
Distributions in excess of earnings	(345,622)	(334,898)
Accumulated other comprehensive income	26,109	36,371
Total Stockholders’ Equity	2,035,967	1,952,998
Noncontrolling interest in joint ventures	415	441
Total Equity	2,036,382	1,953,439
TOTAL LIABILITIES AND EQUITY	$4,080,461	4,035,837

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
REVENUES
Income from real estate operations	$133,964	112,952
Other revenue	1,061	22
	135,025	112,974
EXPENSES
Expenses from real estate operations	36,186	31,064
Depreciation and amortization	41,014	36,341
General and administrative	5,204	4,310
Indirect leasing costs	140	175
	82,544	71,890
OTHER INCOME (EXPENSE)
Interest expense	(13,025)	(8,110)
Gain on sales of real estate investments	4,809	30,352
Other	439	278
NET INCOME	44,704	63,604
Net income attributable to noncontrolling interest in joint ventures	(14)	(24)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	44,690	63,580
Other comprehensive income (loss) - interest rate swaps	(10,262)	15,828
TOTAL COMPREHENSIVE INCOME	$34,428	79,408
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.02	1.54
Weighted average shares outstanding	43,751	41,246
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.02	1.54
Weighted average shares outstanding	43,823	41,359

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the three months ended March 31, 2023:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2022	$4	2,251,521	(334,898)	36,371	441	1,953,439
Net income	—	—	44,690	—	14	44,704
Net unrealized change in fair value of interest rate swaps	—	—	—	(10,262)	—	(10,262)
Common dividends declared – $1.25 per share	—	—	(55,414)	—	—	(55,414)
Stock-based compensation, net of forfeitures	—	3,477	—	—	—	3,477
Issuance of 652,909 shares of common stock, common stock offering, net of expenses	—	105,321	—	—	—	105,321
Withheld 31,254 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,836)	—	—	—	(4,836)
Withheld 46 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(7)	—	—	—	(7)
Net distributions to noncontrolling interest	—	—	—	—	(40)	(40)
BALANCE, MARCH 31, 2023	$4	2,355,476	(345,622)	26,109	415	2,036,382

For the three months ended March 31, 2022:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2021	$4	1,886,820	(318,056)	1,302	1,390	1,571,460
Net income	—	—	63,580	—	24	63,604
Net unrealized change in fair value of interest rate swaps	—	—	—	15,828	—	15,828
Common dividends declared – $1.10 per share	—	—	(45,953)	—	—	(45,953)
Stock-based compensation, net of forfeitures	—	2,594	—	—	—	2,594
Issuance of 385,538 shares of common stock, common stock offering, net of expenses	—	74,179	—	—	—	74,179
Withheld 34,251 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(7,265)	—	—	—	(7,265)
Net distributions to noncontrolling interest	—	—	—	—	(58)	(58)
BALANCE, MARCH 31, 2022	$4	1,956,328	(300,429)	17,130	1,356	1,674,389

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$44,704	63,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,014	36,341
Stock-based compensation expense	2,784	1,903
Gain on sales of real estate investments	(4,809)	(30,352)
Gain on sales of non-operating real estate	(81)	—
Gain on casualties and involuntary conversion on real estate assets	(1,027)	—
Changes in operating assets and liabilities:
Accrued income and other assets	1,005	1,372
Accounts payable, accrued expenses and prepaid rent	9,674	9,380
Other	197	16
NET CASH PROVIDED BY OPERATING ACTIVITIES	93,461	82,264
INVESTING ACTIVITIES
Development and value-add properties	(64,112)	(127,112)
Real estate improvements	(15,777)	(9,840)
Net proceeds from sales of real estate investments	10,765	38,133
Leasing commissions	(7,921)	(9,344)
Changes in accrued development costs	12,271	4,494
Changes in other assets and other liabilities	(49)	(10,476)
NET CASH USED IN INVESTING ACTIVITIES	(64,823)	(114,145)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	143,872	217,290
Repayments on unsecured bank credit facilities	(241,845)	(229,187)
Proceeds from unsecured debt	100,000	100,000
Repayments on unsecured debt	(65,000)	(75,000)
Repayments on secured debt	(24)	(23)
Debt issuance costs	(1,631)	(648)
Distributions paid to stockholders (not including dividends accrued)	(55,173)	(46,033)
Proceeds from common stock offerings	105,716	74,249
Common stock offering related costs	(395)	(70)
Other	(4,824)	(7,372)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(19,304)	33,206
INCREASE IN CASH AND CASH EQUIVALENTS	9,334	1,325
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56	4,393
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,390	5,718
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $3,735 and $2,244 for 2023 and 2022, respectively	$7,756	5,476
Cash paid for operating lease liabilities	569	515

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)BASIS OF PRESENTATION
The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022 and the notes thereto. Certain reclassifications have been made in the 2022 consolidated financial statements to conform to the 2023 presentation.

(2)PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of EastGroup, its wholly owned subsidiaries and the investee of any joint ventures in which the Company has a controlling interest.

As of March 31, 2023 and December 31, 2022, EastGroup had a 95% controlling interest in one joint venture arrangement, which owns 6.5 acres of land in San Diego, known by the Company as the Miramar land. During the year ended December 31, 2022, EastGroup acquired the 1% noncontrolling interest in Speed Distribution Center, a 519,000 square foot building in San Diego, in which the Company held a 99% controlling interest. The Company continues to control and own 100% of the property.

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

(4)LEASE REVENUE
The Company’s primary revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Lease income — operating leases	$100,696	84,945
Variable lease income (1)	33,268	28,007
Income from real estate operations	$133,964	112,952

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

(5)REAL ESTATE PROPERTIES
EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
value of the asset.  During the three month periods ended March 31, 2023 and 2022, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $33,846,000 and $29,392,000 for the three months ended March 31, 2023 and 2022, respectively.

The Company’s Real estate properties and Development and value-add properties at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Real estate properties:
Land	$738,856	730,445
Buildings and building improvements	3,075,417	3,012,319
Tenant and other improvements	645,194	633,817
Right of use assets — Ground leases (operating) (1)	19,038	19,391
Development and value-add properties (2)	524,929	538,449
	5,003,434	4,934,421
Less accumulated depreciation	(1,179,134)	(1,150,814)
	$3,824,300	3,783,607

(1)EastGroup applies the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases, and its related Accounting Standards Updates (“ASUs”) to account for its ground leases, which are classified as operating leases. The related operating lease liabilities for ground leases are included in Other liabilities on the Consolidated Balance Sheets.
(2)Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use.  Acquired properties meeting either of the following two conditions are considered value-add properties:  (1) Less than 75% occupied as of the acquisition date (or will be less than 75% occupied within one year of the acquisition date based on near term lease termination), or (2) 20% or greater of the acquisition cost will be spent to redevelop the property.

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

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2022 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2022 acquisitions. There were no real estate property acquisitions during the three months ended March 31, 2023.

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

The purchase price is also allocated among the following categories of intangible assets: the above or below market component of in-place leases and the value of leases in-place at the time of acquisition.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease. The amounts allocated to above and below market lease intangibles are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. In-place lease intangibles are valued based upon management’s assessment of factors such as an estimate of foregone rents and avoided leasing costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  These intangible assets are included in Other assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease.

Amortization expense for in-place lease intangibles was $1,962,000 and $2,465,000 for the three months ended March 31, 2023 and 2022, respectively. Amortization of above and below market lease intangibles increased rental income by $599,000 and $845,000 for the three months ended March 31, 2023 and 2022, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
There were no real estate property acquisitions during the three months ended March 31, 2023. During 2022, EastGroup acquired the following properties:

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
(4)Value-add properties are defined in Note 5.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the year ended December 31, 2022.

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

The leases in the properties acquired during the year ended December 31, 2022 had a weighted average remaining lease term at acquisition of approximately 3.9 years.

Also during 2022, EastGroup purchased 456.3 acres of development land in 10 cities for $123,717,000. The land acquisitions in San Francisco and Sacramento were acquired in connection with the Company’s acquisition of Tulloch Corporation in June 2022.

Also in the year ended December 31, 2022, the Company acquired the 1% noncontrolling partnership interest in Speed Distribution Center in San Diego for $18,599,000. EastGroup continues to control and own 100% of the property.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three month periods ended March 31, 2023 and 2022.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of March 31, 2023 and December 31, 2022.

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

The Company sold an operating property during the three months ended March 31, 2023, as shown in the table below. The results of operations and gains and losses on sales for the property sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments. The Company did not consider its sale in 2023 to be a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of Gain on sales of real estate investments for the three months ended March 31, 2023 and the year ended December 31, 2022 follows:

REAL ESTATE PROPERTIES SOLD	Location	Size	Date Sold	Net Sales Price	Basis	Recognized Gain
		(In square feet)		(In thousands)
2023
World Houston 23	Houston, TX	125,000	03/31/2023	$9,327	4,518	4,809
2022
Metro Business Park	Phoenix, AZ	189,000	01/06/2022	$32,851	5,880	26,971
Cypress Creek Business Park (1)	Fort Lauderdale, FL	56,000	03/31/2022	5,282	1,901	3,381
World Houston 15 East	Houston, TX	42,000	05/11/2022	12,873	2,226	10,647
Total for 2022		287,000		$51,006	10,007	40,999
(1)    Cypress Creek Business Park is located on a ground lease. In conjunction with the sale of the property, the Company fully amortized the associated right-of-use asset and liability of $1,745,000.

The table above includes sales of operating properties. During the three months ended March 31, 2023, the Company also sold a 2.0 acre parcel of land in Forth Worth, TX, for $1,550,000 and recognized a gain on the sale of $81,000. The gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Leasing costs (principally commissions)	$146,185	140,273
Accumulated amortization of leasing costs	(50,312)	(48,249)
Leasing costs (principally commissions), net of accumulated amortization	95,873	92,024

Acquired in-place lease intangibles	36,113	37,181
Accumulated amortization of acquired in-place lease intangibles	(17,170)	(16,276)
Acquired in-place lease intangibles, net of accumulated amortization	18,943	20,905

Acquired above market lease intangibles	496	496
Accumulated amortization of acquired above market lease intangibles	(272)	(251)
Acquired above market lease intangibles, net of accumulated amortization	224	245

Straight-line rents receivable	64,644	61,452
Accounts receivable	4,163	9,568
Interest rate swap assets	30,229	38,352
Right of use assets — Office leases (operating)	1,926	2,050
Escrow deposits and prepaid costs for pending transactions	2,866	2,522
Goodwill	990	990
Prepaid insurance	1,693	2,681
Receivable for insurance proceeds	6,098	2,828
Prepaid expenses and other assets	11,615	11,327
Total Other assets	$239,264	244,944

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10) DEBT

The Company’s debt is detailed below:

	March 31, 2023	December 31, 2022
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$72,027	170,000
Unamortized debt issuance costs	(2,240)	(1,546)
Unsecured bank credit facilities, net of debt issuance costs	69,787	168,454

Unsecured debt - fixed rate, carrying amount (1)	1,730,000	1,695,000
Unamortized debt issuance costs	(4,195)	(3,741)
Unsecured debt, net of debt issuance costs	1,725,805	1,691,259

Secured debt - fixed rate, carrying amount (1)	2,012	2,041
Unamortized debt issuance costs	(9)	(10)
Secured debt, net of debt issuance costs	2,003	2,031

Total debt, net of debt issuance costs	$1,797,595	1,861,744

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Until January 10, 2023, EastGroup had $425,000,000 and $50,000,000 unsecured bank credit facilities with margins over London Interbank Offered Rate (“LIBOR”) of 77.5 basis points, facility fees of 15 basis points and maturity dates of July 30, 2025. The Company amended and restated these credit facilities effective January 10, 2023, expanding the total capacity on its unsecured bank credit facilities from $475,000,000 to $675,000,000 and replacing LIBOR with SOFR as the benchmark interest rate.

The Company’s $625,000,000 unsecured bank credit facility, which was increased in January 2023 by $200,000,000 from $425,000,000, is with a group of 11 banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $125,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of March 31, 2023, was SOFR plus 76.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2023, the Company had $55,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 5.682%. The Company has a standby letter of credit of $67,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company's $50,000,000 unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2023, was SOFR plus 76.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2023, the interest rate was 5.745% on a balance of $17,027,000.

For both facilities, the margin and facility fee are subject to changes in the Company's credit ratings. Although the Company’s current credit rating is Baa2, given the strength of the Company’s key credit metrics, initial pricing for the credit facilities is based on the BBB+/Baa1 credit ratings level. This favorable pricing level will be retained provided that the Company’s consolidated leverage ratio, as defined in the applicable agreements, remains less than 32.5%. The facilities also include a sustainability-linked pricing component pursuant to which the applicable interest margin is reduced by one basis point if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the year ended December 31, 2022, which effectively reduced the margin on the unsecured bank credit facilities during 2023 by one basis point from 77.5 to 76.5 basis points.

In January 2023, the Company closed a $100,000,000 senior unsecured term loan with a seven-year term and interest only payments, which bears interest at the annual rate of SOFR plus an applicable margin (1.35% as of March 31, 2023) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 5.27%.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On March 31, 2023, EastGroup repaid a $65,000,000 senior unsecured term loan with a total effectively fixed interest rate of 2.31%. The loan, which was scheduled to mature on April 1, 2023, was repaid with no penalty.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs and Secured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of March 31, 2023, are as follows:

Years Ending December 31,	(In thousands)
2023 - Remainder of year	$50,090
2024	170,122
2025	145,128
2026	141,672
2027	175,000
2028 and beyond	1,050,000
Total	$1,732,012

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Property taxes payable	$21,725	6,823
Development costs payable	31,781	21,305
Retainage payable	12,805	11,011
Real estate improvements and capitalized leasing costs payable	7,097	5,182
Interest payable	14,387	9,597
Dividends payable	56,193	55,952
Book overdraft (1)	5,465	13,370
Other payables and accrued expenses	8,191	13,748
Total Accounts payable and accrued expenses	$157,644	136,988

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Security deposits	$35,690	34,272
Prepaid rent and other deferred income	20,404	17,004
Operating lease liabilities — Ground leases	19,616	19,906
Operating lease liabilities — Office leases	2,017	2,139

Acquired below market lease intangibles	10,483	10,735
Accumulated amortization of below market lease intangibles	(4,324)	(3,957)
Acquired below market lease intangibles, net of accumulated amortization	6,159	6,778

Interest rate swap liabilities	4,120	1,981
Other liabilities	834	1,586
Total Other liabilities	$88,840	83,666

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

	Three Months Ended March 31,
	2023	2022
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	$36,371	1,302
Other comprehensive income (loss) - interest rate swaps	(10,262)	15,828
Balance at end of period	$26,109	17,130

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2023, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $14,448,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

The Company’s valuation methodology for over-the-counter (“OTC”) derivatives is to discount cash flows based on SOFR market data. Uncollateralized or partially-collateralized trades include appropriate economic adjustments for funding costs and credit risk. The Company calculates its derivative valuations using mid-market prices.

The Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. In the U.S., the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended SOFR plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. As a result, all of the Company’s remaining borrowings which were LIBOR-based have been amended to modify the index from LIBOR to SOFR. Concurrently, the related swaps were amended to reference SOFR rather than LIBOR. The transition did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which was issued to defer the sunset date of Topic 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s consolidated financial statements for the three months ended March 31, 2023. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

As of March 31, 2023 and December 31, 2022, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of March 31, 2023	Notional Amount as of December 31, 2022
	(In thousands)
Interest Rate Swap	—	$65,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$50,000	$50,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$50,000	$50,000
Interest Rate Swap	$100,000	$100,000

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of March 31, 2023		Derivatives As of December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$30,229	Other assets	$38,352
Interest rate swap liabilities	Other liabilities	4,120	Other liabilities	1,981

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$(6,197)	14,952
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	(4,065)	876

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $26,425,000 as of March 31, 2023.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$44,690	63,580
Denominator – weighted average shares outstanding	43,751	41,246
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$44,690	63,580
Denominator:
Weighted average shares outstanding	43,751	41,246
Unvested restricted stock	72	113
Weighted average diluted shares outstanding	43,823	41,359

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

The annual equity compensation awards include components based on certain annual Company performance measures and individual annual performance goals over the upcoming year. The certain Company performance measures for 2023 are: (i) funds from operations (“FFO”) per share, (ii) cash same property net operating income change, (iii) debt-to-EBITDAre ratio,

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and (iv) fixed charge coverage. The Company begins recognizing expense for its estimate of the shares that could be earned pursuant to these awards on the grant date; the expense is adjusted to estimated performance levels during the performance period and to actual upon the determination of the awards. The shares are expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period (34% vests at the end of the one-year performance period and 33% vests in each of the following two years). Any shares issued pursuant to the individual annual performance goals are determined by the Committee in its discretion following the performance period. The Company begins recognizing the expense for the shares on the grant date and will expense on a straight-line basis over the remaining service period (34% vests at the end of the one-year performance period and 33% vests in each of the following two years).

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

Stock-based compensation cost for employees was $3,252,000 for the three months ended March 31, 2023, of which $693,000 was capitalized as part of the Company’s development costs. For the three months ended March 31, 2022, stock-based compensation cost for employees was $2,561,000, of which $691,000 was capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $225,000 for the three months ended March 31, 2023, and $33,000 for the same period in 2022.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the three months ended March 31, 2023, the Company withheld 31,254 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the three months ended March 31, 2023 was $6,606,000. As of the vesting dates, the aggregate fair value of shares that vested during the three months ended March 31, 2023 was $11,309,000.

Award Activity:	Three Months Ended March 31, 2023
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	102,508	$133.29
Granted (1) (2)	46,416	142.32
Forfeited	(1,015)	144.79
Vested	(73,184)	120.87
Unvested at end of period	74,725	$150.91

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.
(2) Does not include the restricted shares that may be earned if the performance goals established in 2021 and 2022 for long-term performance and in 2023 for annual and long-term performance are achieved. Depending on the actual level of achievement of the goals at the end of the open performance periods, the number of shares earned could range from zero to 135,133.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$9,390	9,390	56	56
Interest rate swap assets	30,229	30,229	38,352	38,352
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	72,027	72,058	170,000	169,684
Unsecured debt (2)	1,730,000	1,609,354	1,695,000	1,548,221
Secured debt (2)	2,012	1,924	2,041	1,918
Interest rate swap liabilities	4,120	4,120	1,981	1,981
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
Interest rate swap assets (included in Other assets on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR or SOFR swap curves, observable for substantially the full term of the contract (Level 2 input). See Note 14 for additional information on the Company’s interest rate swaps.
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
Interest rate swap liabilities (included in Other liabilities on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, LIBOR or SOFR swap curves, observable for substantially the full term of the contract (Level 2 input). See Note 14 for additional information on the Company’s interest rate swaps.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, applies to the Company. Also, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Topic 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the three months ended March 31, 2023. See Note 14 in the Consolidated Financial Statements for further evaluation of these ASUs.

(21) SUBSEQUENT EVENTS
On March 30 and 31, 2023, the Company sold 168,125 shares of common stock under its continuous common equity program at a weighted average price of $163.35. These shares were deemed to be issued and outstanding upon settlement in April 2023.

Subsequent to March 31, 2023, the Company closed on the acquisition of 58.8 acres of development land in the East submarket of Tampa, known by the Company as Lakeside Station Land, for approximately $6,600,000.

In April, the Company closed on the acquisition of 48.7 acres of development land in San Antonio’s Northeast Submarket for approximately $6,100,000.

Also in April, EastGroup acquired Craig Corporate Center, a 155,000 square foot building in Las Vegas, for approximately $34,200,000.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect EastGroup’s expectations and projections about the Company’s future results, performance, prospects, plans and opportunities. The Company has attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “goals,” “plans” or variations of such words and similar expressions or the negative of such words, although not all forward-looking statements contain such words. These forward-looking statements are based on information currently available to the Company and are subject to a number of known and unknown assumptions, risks, uncertainties and other factors that may cause the Company’s actual results, performance, plans or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required by law.

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
•potential changes in the law or governmental regulations and interpretations of those laws and regulations, including changes in real estate laws, real estate investment trust (“REIT”) or corporate income tax laws, potential changes in zoning laws, or increases in real property tax rates, and any related increased cost of compliance;
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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

During the three months ended March 31, 2023, economic uncertainty and stock market volatility have increased due to a number of factors, including rising inflation, increasing interest rates, and lingering supply chain disruptions. While these factors have not had a significant adverse impact on EastGroup to date, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company's leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. During the three months ended March 31, 2023, EastGroup issued and sold, and subsequently settled the issuance of, 652,909 shares of common stock through its continuous common equity offering program at a weighted average price of $163.55 per share, providing aggregate net proceeds to the Company of $105,321,000. In addition, on March 30 and 31, 2023, the Company sold 168,125 shares of common stock at a weighted average price of $163.35, providing aggregate net proceeds to the Company of $27,188,000. These shares were deemed to be issued and outstanding upon settlement in April 2023. Also during the three months ended March 31, 2023, the Company closed a $100,000,000 senior unsecured term loan with an effectively fixed interest rate of 5.27%. Additionally, the Company amended its unsecured bank credit facilities, effective January 2023, to expand the total capacity on its unsecured bank credit facilities from $475,000,000 to $675,000,000 and to replace LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate. The maturity date remains July 30, 2025. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During the three months ended March 31, 2023, EastGroup executed new and renewal leases on 1,659,000 square feet (3.2% of the operating portfolio’s total square footage of 52,647,000). For new and renewal leases signed during the first three months of 2023, average rental rates increased by 48.5% as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $1.02 for the three months ended March 31, 2023, compared to $1.54 for the same period of 2022, a 33.8% decrease. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2022 through March 31, 2023), increased 7.6% for the three months ended March 31, 2023 as compared to the same period in 2022.

EastGroup’s operating portfolio was 98.7% leased and 97.9% occupied as of March 31, 2023, compared to 98.8% and 97.9%, respectively, at March 31, 2022.  As of April 25, 2023, the operating portfolio was 98.4% leased and 98.2% occupied. Leases scheduled to expire for the remainder of 2023 were 6.7% of the operating portfolio on a square foot basis at March 31, 2023, and this percentage was reduced to 6.0% as of April 25, 2023.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the three months ended March 31, 2023, EastGroup began construction of four development projects containing 1,033,000 square feet in four cities.  EastGroup also transferred three development and value-add projects (716,000 square feet) in two cities from its development and value-add program to real estate properties, with costs of $76,713,000 at the date of transfer. As of March 31, 2023, EastGroup’s development and value-add program consisted of 21 projects (4,298,000 square feet) located in 13 cities. The projected total investment for the development and value-add projects, which were collectively 38% leased as of April 25, 2023, is $553,100,000, of which $231,924,000 remained to be invested as of March 31, 2023.

During the three months ended March 31, 2023, there were no value-add or operating property acquisitions.

During the three months ended March 31, 2023, EastGroup sold a 125,000 square foot operating property and two acres of land, generating gross sales proceeds of $11,150,000. The Company recognized $4,809,000 in Gain on sales of real estate investments and $81,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the three months ended March 31, 2023.

The Company typically initially funds its development and acquisition programs through its unsecured bank credit facilities, the total capacity of which was increased in January 2023 by $200,000,000, from $475,000,000 to $675,000,000 (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. Moody’s Investors Service has assigned the Company’s issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three months ended March 31, 2023, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2022 through March 31, 2023. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
NET INCOME	$44,704	63,604
Gain on sales of real estate investments	(4,809)	(30,352)
Gain on sales of non-operating real estate	(81)	—
Interest income	(81)	—
Other revenue	(1,061)	(22)
Indirect leasing costs	140	175
Depreciation and amortization	41,014	36,341
Company’s share of depreciation from unconsolidated investment	31	31
Interest expense	13,025	8,110
General and administrative expense	5,204	4,310
Noncontrolling interest in PNOI of consolidated joint ventures	(16)	(21)
PROPERTY NET OPERATING INCOME (“PNOI”)	98,070	82,176
PNOI from 2022 acquisitions	(4,039)	—
PNOI from 2022 and 2023 development and value-add properties	(9,591)	(1,896)
PNOI from 2022 and 2023 operating property dispositions	94	(273)
Other PNOI	112	11
SAME PNOI	84,646	80,018
Lease termination fee income from same properties	(38)	(1,394)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$84,608	78,624

PNOI was calculated as follows for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Income from real estate operations	$133,964	112,952
Expenses from real estate operations	(36,186)	(31,064)
Noncontrolling interest in PNOI of consolidated joint ventures	(16)	(21)
PNOI from 50% owned unconsolidated investment	308	309
PROPERTY NET OPERATING INCOME (“PNOI”)	$98,070	82,176

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$44,690	63,580
Depreciation and amortization	41,014	36,341
Company’s share of depreciation from unconsolidated investment	31	31
Depreciation and amortization from noncontrolling interest	(1)	(3)
Gain on sales of real estate investments	(4,809)	(30,352)
Gain on sales of non-operating real estate	(81)	—
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$80,844	69,597
Net income attributable to common stockholders per diluted share	$1.02	1.54
Funds from operations (“FFO”) attributable to common stockholders per diluted share	$1.84	1.68
Diluted shares for earnings per share and funds from operations	43,823	41,359

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $1.02 for the three months ended March 31, 2023, compared to $1.54 for the same period of 2022, a 33.8% decrease. The change is primarily due to the following:
–EastGroup recognized Gains on sales of real estate investments of $4,809,000 ($0.11 per share) during the three months ended March 31, 2023, compared to $30,352,000 ($0.73 per share) for the three months ended March 31, 2022.
–Interest expense increased by $4,915,000 ($0.11 per share) during the three months ended March 31, 2023, as compared to the same period of 2022.
–Depreciation and amortization expense increased by $4,673,000 ($0.11 per share) during the three months ended March 31, 2023, as compared to the same period of 2022.
–PNOI increased by $15,894,000 ($0.36 per share) during the three months ended March 31, 2023, compared to the same period of 2022.

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year. For the three months ended March 31, 2023, FFO was $1.84 per share compared with $1.68 per share for the same period of 2022, an increase of 9.5%. FFO increased due to the increase in PNOI partially offset by the increase in interest expense.

•For the three months ended March 31, 2023, PNOI increased by $15,894,000, or 19.3%, as compared to the same period in 2022. PNOI increased $7,695,000 from newly developed and value-add properties, $4,628,000 from same property operations and $4,039,000 from 2022 acquisitions; PNOI decreased $367,000 from operating properties sold in 2022 and 2023.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2022 through March 31, 2023). Same PNOI, excluding income from lease terminations, increased 7.6% for the three months ended March 31, 2023, as compared to the same period in 2022.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting periods (January 1, 2022 through March 31, 2023). Same property average occupancy was 98.7% for the three months ended March 31, 2023, compared to 97.4% for the same period of 2022.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2023 was 97.9%.  Quarter-end occupancy ranged from 97.9% to 98.5% over the previous four quarters ended March 31, 2022 to December 31, 2022.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (3.2% of the operating portfolio’s total square footage) averaged 48.5% for the three months ended March 31, 2023.

•Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three months ended March 31, 2023 was $55,000, compared to $1,394,000 for the same period of 2022.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net reserves for uncollectible rent of $369,000 for the three months ended March 31, 2023, compared to net recoveries of uncollectible rent of $106,000 for the same period of 2022. We evaluate the collectability of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent, we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the three months ended March 31, 2023.

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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases and the value of leases in-place at the time of acquisition.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease. The amounts allocated to above and below market lease intangibles are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. In-place lease intangibles are valued based upon management’s assessment of factors such as an estimate of foregone rents and avoided leasing costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  These intangible assets are included in Other assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease.

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

FINANCIAL CONDITION
EastGroup’s Total Assets were $4,080,461,000 at March 31, 2023, an increase of $44,624,000 from December 31, 2022.  Total Liabilities decreased $38,319,000 to $2,044,079,000, and Total Equity increased $82,943,000 to $2,036,382,000 during the same period.  The following paragraphs explain these changes in additional detail.

Assets
Real Estate Properties
Real estate properties increased $82,533,000 during the three months ended March 31, 2023, primarily due to: (i) the transfer of three projects from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (ii) capital improvements at the Company’s properties; (iii) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. The increases were partially offset by the sale of one operating property and the transfer of one property from Real estate properties to Development and value-add properties.

During the three months ended March 31, 2023, the Company made capital improvements of $16,887,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $4,116,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During the three months ended March 31, 2023, EastGroup sold a 125,000 square foot operating property, generating gross sales proceeds of $9,600,000. The Company recognized $4,809,000 in Gain on sales of real estate investments during the three months ended March 31, 2023.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at March 31, 2023 consisted of projects in lease-up and under construction of $321,176,000 and prospective development (primarily land) of $203,753,000.  The Company’s total investment in Development and value-add properties at March 31, 2023 was $524,929,000 compared to $538,449,000 at December 31, 2022.  Total capital invested for development during the first three months of 2023 was $64,112,000, which primarily consisted of improvement costs of $59,996,000 on development and value-add properties and costs of $4,116,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $2,455,000 and $2,469,000 for the three months ended March 31, 2023 and 2022, respectively.

There were no value-add acquisitions during the three months ended March 31, 2023.

During the three months ended March 31, 2023, EastGroup sold 2.0 acres of land, generating gross sales proceeds of $1,550,000. The Company recognized $81,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the three months ended March 31, 2023.

Also during the three months ended March 31, 2023, the Company transferred three development and value-add projects to Real estate properties with a total investment of $76,713,000 as of the date of transfer. The Company also transferred one operating property to Development and value-add properties with a total investment of $4,553,000 as of the date of transfer.

DEVELOPMENT AND VALUE-ADD PROPERTIES ACTIVITY	Actual or Estimated Building Size (Square feet)	Cumulative Costs Incurred as of 3/31/2023	Projected Total Costs
		(In thousands)
Lease-up	1,262,000	$156,038	173,600
Under construction	3,036,000	165,138	379,500
Total lease-up and under construction	4,298,000	321,176	553,100

Prospective development (primarily land)	8,822,000	203,753

Total Development and value-add properties as of March 31, 2023	13,120,000	$524,929

Total Development and value-add properties transferred to Real estate properties during the three months ended March 31, 2023	716,000	$76,713	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $28,320,000 during the three months ended March 31, 2023, primarily due to depreciation expense, partially offset by the sale of one operating property.

Other Assets
Other assets decreased $5,680,000 during the three months ended March 31, 2023.  A summary of Other assets follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Leasing costs (principally commissions)	$146,185	140,273
Accumulated amortization of leasing costs	(50,312)	(48,249)
Leasing costs (principally commissions), net of accumulated amortization	95,873	92,024

Acquired in-place lease intangibles	36,113	37,181
Accumulated amortization of acquired in-place lease intangibles	(17,170)	(16,276)
Acquired in-place lease intangibles, net of accumulated amortization	18,943	20,905

Acquired above market lease intangibles	496	496
Accumulated amortization of acquired above market lease intangibles	(272)	(251)
Acquired above market lease intangibles, net of accumulated amortization	224	245

Straight-line rents receivable	64,644	61,452
Accounts receivable	4,163	9,568
Interest rate swap assets	30,229	38,352
Right of use assets — Office leases (operating)	1,926	2,050
Escrow deposits and prepaid costs for pending transactions	2,866	2,522
Goodwill	990	990
Prepaid insurance	1,693	2,681
Receivable for insurance proceeds	6,098	2,828
Prepaid expenses and other assets	11,615	11,327
Total Other assets	$239,264	244,944

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $98,667,000 during the three months ended March 31, 2023, mainly due to repayments of $241,845,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $143,872,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs increased $34,546,000 during the three months ended March 31, 2023, primarily due to the closing of a $100,000,000 senior unsecured term loan in January and the amortization of debt issuance costs, partially offset by the repayment of a $65,000,000 term loan in March and new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $20,656,000 during the three months ended March 31, 2023.  A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Property taxes payable	$21,725	6,823
Development costs payable	31,781	21,305
Retainage payable	12,805	11,011
Real estate improvements and capitalized leasing costs payable	7,097	5,182
Interest payable	14,387	9,597
Dividends payable	56,193	55,952
Book overdraft (1)	5,465	13,370
Other payables and accrued expenses	8,191	13,748
Total Accounts payable and accrued expenses	$157,644	136,988

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

Other liabilities increased $5,174,000 during the three months ended March 31, 2023.  A summary of the Company’s Other liabilities follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Security deposits	$35,690	34,272
Prepaid rent and other deferred income	20,404	17,004
Operating lease liabilities — Ground leases	19,616	19,906
Operating lease liabilities — Office leases	2,017	2,139

Acquired below market lease intangibles	10,483	10,735
Accumulated amortization of below market lease intangibles	(4,324)	(3,957)
Acquired below market lease intangibles, net of accumulated amortization	6,159	6,778

Interest rate swap liabilities	4,120	1,981
Other liabilities	834	1,586
Total Other liabilities	$88,840	83,666

Equity
Additional paid-in capital increased $103,955,000 during the three months ended March 31, 2023, primarily due to the issuance of common stock under the Company’s continuous common equity offering program (as discussed in Liquidity and Capital Resources) and activity related to stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the three months ended March 31, 2023, EastGroup issued and sold, and subsequently settled the issuance of, 652,909 shares of common stock through its continuous common equity offering program at a weighted average price of $163.55 per share, providing aggregate net proceeds to the Company of $105,321,000.

For the three months ended March 31, 2023, Distributions in excess of earnings increased $10,724,000 as a result of dividends on common stock of $55,414,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $44,690,000.

Accumulated other comprehensive income decreased $10,262,000 during the three months ended March 31, 2023. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 13 and 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2023 was $44,690,000 ($1.02 per basic and diluted share), compared to $63,580,000 ($1.54 per basic and diluted share) for the same period in 2022. The following paragraphs provide further details with respect to these changes:

•EastGroup recognized Gains on sales of real estate investments of $4,809,000 ($0.11 per diluted share) and $30,352,000 ($0.73 per diluted share) during the three months ended March 31, 2023 and 2022, respectively.

•Interest expense increased by $4,915,000 ($0.11 per share) during the three months ended March 31, 2023, as compared to the same period of 2022.

•Depreciation and amortization expense increased by $4,673,000 ($0.11 per diluted share) during the three months ended March 31, 2023, as compared to the same period in 2022.

•PNOI increased by $15,894,000 ($0.36 per diluted share), or 19.3%, for the three months ended March 31, 2023, as compared to the same period in 2022. PNOI increased $7,695,000 from newly developed and value-add properties, $4,628,000 from same property operations and $4,039,000 from 2022 acquisitions; PNOI decreased $367,000 from operating properties sold in 2022 and 2023. Lease termination fee income was $55,000 and $1,394,000 for the three month periods ended March 31, 2023 and 2022, respectively. The Company recorded net reserves for uncollectible rent of $369,000 and net recoveries of uncollectible rent of $106,000 for the three months ended March 31, 2023 and 2022, respectively. Straight-lining of rent increased PNOI by $3,481,000 and $2,440,000 for the three months ended March 31, 2023 and 2022, respectively.

•During the three months ended March 31, 2023, EastGroup recognized a gain on casualties and involuntary conversion of $1,027,000 ($0.02 per diluted share). There were no gains on casualties and involuntary conversions during the three months ended March 31, 2022.

EastGroup entered into 18 leases with certain rent concessions on 1,196,000 square feet during the three months ended March 31, 2023, with total rent concessions of $3,168,000 over the lives of the leases. During the same period of 2022, the Company entered into 30 leases with certain rent concessions on 1,340,000 square feet with total rent concessions of $2,079,000 over the lives of the leases.

The Company’s percentage of leased square footage for the operating portfolio was 98.7% at March 31, 2023, compared to 98.8% at March 31, 2022.  Occupancy for the Company’s operating portfolio was 97.9% at both March 31, 2023 and 2022.

Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current period and prior year reporting periods (January 1, 2022 through March 31, 2023). Same property average occupancy for the three months ended March 31, 2023, was 98.7% compared to 97.4% for the same period of 2022.

The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current period and prior year reporting periods (January 1, 2022 through March 31, 2023). The same property average rental rate was $7.45 per square foot for the three months ended March 31, 2023, compared to $6.90 per square foot for the same period of 2022.

Interest expense increased $4,915,000 for the three months ended March 31, 2023, compared to the same period in 2022. The following table presents the components of Interest expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$1,139	566	573
Amortization of facility fees - unsecured bank credit facilities	242	176	66
Amortization of debt issuance costs - unsecured bank credit facilities	244	163	81
Total variable rate interest expense	1,625	905	720
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	14,876	9,281	5,595
Secured debt interest (excluding amortization of debt issuance costs)	19	21	(2)
Amortization of debt issuance costs - unsecured debt	239	146	93
Amortization of debt issuance costs - secured debt	1	1	—
Total fixed rate interest expense	15,135	9,449	5,686
Total interest	16,760	10,354	6,406
Less capitalized interest	(3,735)	(2,244)	(1,491)
TOTAL INTEREST EXPENSE	$13,025	8,110	4,915
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.
The Company’s variable rate interest expense increased by $720,000 for the three months ended March 31, 2023, as compared to the same period in 2022 primarily due to an increase in the Company’s weighted average variable interest rates on its unsecured bank credit facilities, partially offset by a decrease in average borrowings, as shown in the following table:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$86,795	244,405	(157,610)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	5.32%	0.94%

The Company’s fixed rate interest expense increased by $5,686,000 for the three months ended March 31, 2023, as compared to the same period in 2022 as a result of the unsecured debt and secured debt activity described below.

Interest expense from fixed rate unsecured debt increased by $5,595,000 during the three months ended March 31, 2023, as compared to the same period in 2022. The increase resulted from the Company’s unsecured debt activity described below. The details of the unsecured debt obtained in 2022 and 2023 as of March 31, 2023 are shown in the following table:

NEW UNSECURED DEBT IN 2022 AND 2023	Effectively Fixed Interest Rate	Date Obtained	Maturity Date	Amount
				(In thousands)
$100 Million Senior Unsecured Term Loan (1)	3.06%	03/31/2022	09/29/2028	$100,000
$150 Million Senior Unsecured Notes	3.03%	04/20/2022	04/20/2032	150,000
$50 Million Senior Unsecured Term Loan (2)	4.09%	08/31/2022	08/30/2024	50,000
$75 Million Senior Unsecured Term Loan (3)	4.00%	08/31/2022	08/31/2027	75,000
$75 Million Senior Unsecured Notes	4.90%	10/12/2022	10/12/2033	75,000
$75 Million Senior Unsecured Notes	4.95%	10/12/2022	10/12/2034	75,000
$100 Million Senior Unsecured Term Loan (4)	5.27%	01/13/2023	01/13/2030	100,000
Weighted Average/Total Amount for 2022 and 2023	4.05%			$625,000

(1) The interest rate on this unsecured term loan is comprised of Term SOFR plus 140 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s Term SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 3.06% as of March 31, 2023. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(2) The interest rate on this unsecured term loan is comprised of Term SOFR plus 95 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s Term SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 4.09% as of March 31, 2023. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(3) The interest rate on this unsecured term loan is comprised of Term SOFR plus 95 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s Term SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 4.00% as of March 31, 2023. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(4) The interest rate on this unsecured term loan is comprised of Term SOFR plus 135 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s Term SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 5.27% as of March 31, 2023. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

The increase in interest expense from the new unsecured debt was partially offset by the repayment of the following unsecured debt during 2022 and 2023:

UNSECURED DEBT REPAID IN 2022 AND 2023	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$75 Million Senior Unsecured Term Loan	3.03%	02/28/2022	$75,000
$65 Million Senior Unsecured Term Loan	2.31%	03/31/2023	65,000
Weighted Average/Total Amount for 2022 and 2023	2.70%		$140,000

Also during 2022, the Company assumed a $60,000,000 loan in the acquisition of operating properties and development land, which was repaid with no penalty during the same period. EastGroup did not obtain or repay any other secured debt during 2022 and 2023.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $1,491,000 for the three months ended March 31, 2023, as compared to the same period of 2022, due to increased borrowing rates and changes in development spending.

Depreciation and amortization expense increased $4,673,000 for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to the operating properties acquired by the Company in 2022 and the properties transferred from Development and value-add properties in 2022 and 2023, partially offset by operating properties sold in 2022 and 2023.

Gain on sales of real estate investments, which includes gains on the sales of operating properties, decreased $25,543,000 for the three months ended March 31, 2023, as compared to the same period in 2022. The Company’s 2022 and 2023 sales transactions are described below in Real Estate Sold and Held for Sale.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three months ended March 31, 2023 and 2022 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2023	2022
		(In thousands)
Upgrade on acquisitions	40 yrs	$270	278
Tenant improvements:
New tenants	Lease life	5,441	3,456
Renewal tenants	Lease life	911	710
Other:
Building improvements	5-40 yrs	2,203	2,569
Roofs	5-15 yrs	7,070	1,151
Parking lots	3-5 yrs	842	236
Other	5 yrs	150	326
Total real estate improvements (1)		$16,887	8,726

(1)Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Total real estate improvements	$16,887	8,726
Change in real estate property payables	(887)	(192)
Change in construction in progress	(223)	1,306
Real estate improvements on the Consolidated Statements of Cash Flows	$15,777	9,840

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three months ended March 31, 2023 and 2022 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2023	2022
		(In thousands)
Development and value-add	Lease life	$4,550	4,286
New tenants	Lease life	2,137	3,586
Renewal tenants	Lease life	2,363	3,401
Total capitalized leasing costs (1)		$9,050	11,273
Amortization of leasing costs		$5,206	4,484
(1)Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Total capitalized leasing costs	$9,050	11,273
Change in leasing commissions payables	(1,129)	(1,929)
Leasing commissions on the Consolidated Statements of Cash Flows	$7,921	9,344

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

The Company did not classify any properties as held for sale as of March 31, 2023 and December 31, 2022.

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

The Company sold an operating property during the three months ended March 31, 2023, as shown in the table below. The results of operations and gains and losses on sales for the property sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments. The Company did not consider its sale in 2023 to be a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

A summary of Gain on sales of real estate investments for the three months ended March 31, 2023 and the year ended December 31, 2022 follows:

REAL ESTATE PROPERTIES SOLD	Location	Size	Date Sold	Net Sales Price	Basis	Recognized Gain
		(In square feet)		(In thousands)
2023
World Houston 23	Houston, TX	125,000	03/31/2023	$9,327	4,518	4,809
2022
Metro Business Park	Phoenix, AZ	189,000	01/06/2022	$32,851	5,880	26,971
Cypress Creek Business Park (1)	Fort Lauderdale, FL	56,000	03/31/2022	5,282	1,901	3,381
World Houston 15 East	Houston, TX	42,000	05/11/2022	12,873	2,226	10,647
Total for 2022		287,000		$51,006	10,007	40,999
(1)    Cypress Creek Business Park is located on a ground lease. In conjunction with the sale of the property, the Company fully amortized the associated right-of-use asset and liability of $1,745,000.

The table above includes sales of operating properties. During the three months ended March 31, 2023, the Company also sold a 2.0 acre parcel of land in Forth Worth, TX, for $1,550,000 and recognized a gain on the sale of $81,000. The gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

RECENT ACCOUNTING PRONOUNCEMENTS
EastGroup has evaluated all FASB ASUs recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, applies to the Company. Also, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Topic 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the three months ended March 31, 2023. See Note 14 in the Consolidated Financial Statements for further evaluation of these ASUs.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $93,461,000 for the three months ended March 31, 2023.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt; proceeds from common stock offerings; and net proceeds from sales of real estate investments.  The Company distributed $55,173,000 in common stock dividends during the three months ended March 31, 2023.  Other primary uses of cash were for repayments on unsecured bank credit facilities and unsecured debt; the construction and development of properties; capital improvements at various properties; and leasing commissions.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in the coming year to be consistent in nature with those for the three months ended March 31, 2023.

As of March 31, 2023, the Company was contractually obligated to pay the dividend declared in March 2023, which was paid in April 2023. An amount for dividends payable of $56,193,000 was included in Accounts payable and accrued expenses at March 31, 2023, which includes dividends payable on unvested restricted stock of $983,000, which are subject to continued service and will be paid upon vesting in future periods.

Total debt at March 31, 2023 and December 31, 2022 is detailed below.  The Company’s unsecured bank credit facilities and unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its debt covenants at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount (1)	$72,027	170,000
Unamortized debt issuance costs	(2,240)	(1,546)
Unsecured bank credit facilities, net of debt issuance costs	69,787	168,454

Unsecured debt - fixed rate, carrying amount (2)	1,730,000	1,695,000
Unamortized debt issuance costs	(4,195)	(3,741)
Unsecured debt, net of debt issuance costs	1,725,805	1,691,259

Secured debt - fixed rate, carrying amount (2)	2,012	2,041
Unamortized debt issuance costs	(9)	(10)
Secured debt, net of debt issuance costs	2,003	2,031

Total debt, net of debt issuance costs	$1,797,595	1,861,744

(1)The Company’s balances under its unsecured bank credit facilities change depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability.
(2)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

Until January 10, 2023, EastGroup had $425,000,000 and $50,000,000 unsecured bank credit facilities with margins over LIBOR of 77.5 basis points, facility fees of 15 basis points and maturity dates of July 30, 2025. The Company amended and restated these credit facilities effective January 10, 2023, expanding the total capacity on its unsecured bank credit facilities from $475,000,000 to $675,000,000 and replacing LIBOR with SOFR as the benchmark interest rate.

The Company’s $625,000,000 unsecured bank credit facility, which was increased in January 2023 by $200,000,000 from $425,000,000, is with a group of 11 banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $125,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of March 31, 2023, was SOFR plus 76.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2023, the Company had $55,000,000 of variable rate borrowings on this unsecured bank credit facility with a weighted average interest rate of 5.682%. The Company has a standby letter of credit of $67,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company's $50,000,000 unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2023, was SOFR plus 76.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2023, the interest rate was 5.745% on a balance of $17,027,000.

For both facilities, the margin and facility fee are subject to changes in the Company's credit ratings. Although the Company’s current credit rating is Baa2, given the strength of the Company’s key credit metrics, initial pricing for the credit facilities is based on the BBB+/Baa1 credit ratings level. This favorable pricing level will be retained provided that the Company’s consolidated leverage ratio, as defined in the applicable agreements, remains less than 32.5%. The facilities also include a sustainability-linked pricing component pursuant to which the applicable interest margin is reduced by one basis point if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the year ended December 31, 2022, which effectively reduced the margin on the unsecured bank credit facilities during 2023 by one basis point from 77.5 to 76.5 basis points.

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

In January 2023, the Company closed a $100,000,000 senior unsecured term loan with a seven-year term and interest only payments, which bears interest at the annual rate of SOFR plus an applicable margin (1.35% as of March 31, 2023) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 5.27%.

On March 31, 2023, EastGroup repaid a $65,000,000 senior unsecured term loan with a total effectively fixed interest rate of 2.31%. The loan, which was scheduled to mature on April 1, 2023, was repaid with no penalty.

On December 16, 2022, EastGroup entered into sales agreements with each of Robert W. Baird & Co. Incorporated; BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; Samuel A. Ramirez & Company, Inc.; TD Securities (USA) LLC; and Wells Fargo Securities, LLC in connection with the establishment of a continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time. As of April 26, 2023, the Company has sold an aggregate of 821,034 shares of common stock with gross proceeds of $134,245,000 under the sales agency financing agreements, and EastGroup may offer and sell additional shares of its common stock with an aggregate gross sales price of up to $615,755,000 through the sales agents.

During the three months ended March 31, 2023, EastGroup issued and sold, and subsequently settled the issuance of, 652,909 shares of common stock under its continuous common equity offering program at a weighted average price of $163.55 per share with gross proceeds to the Company of $106,782,000. The Company incurred offering-related costs of $1,461,000 during the three months, resulting in net proceeds to the Company of $105,321,000. On March 30 and 31, 2023, the Company sold 168,125 shares of common stock under its continuous common equity program at a weighted average price of $163.35 per share with gross proceeds to the Company of $27,463,000. These shares were deemed to be issued and outstanding upon settlement in April 2023.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2022, did not materially change during the three months ended March 31, 2023.

The Company has no material off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 14 in the Notes to Consolidated Financial Statements.  The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of March 31, 2023.

	April – December 2023	2024	2025		2026	2027	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	72,027	(1)	—	—	—	72,027	72,058	(2)
Weighted average interest rate	—	—	5.70%	(3)	—	—	—	5.70%
Unsecured debt - fixed rate (in thousands)	$50,000	170,000	145,000		140,000	175,000	1,050,000	1,730,000	1,609,354	(4)
Weighted average interest rate	3.80%	3.65%	3.12%		2.57%	2.74%	3.61%	3.41%
Secured debt - fixed rate (in thousands)	$90	122	128		1,672	—	—	2,012	1,924	(4)
Weighted average interest rate	3.85%	3.85%	3.85%		3.85%	—	—	3.85%

(1)The variable-rate unsecured bank credit facilities mature in July 2025 and as of March 31, 2023, have balances of $55,000,000 on the $625,000,000 unsecured bank credit facility and $17,027,000 on the $50,000,000 unsecured bank credit facility. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of March 31, 2023.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of March 31, 2023, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 57 basis points, interest expense and cash flows would increase or decrease by approximately $411,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s first fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2022, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023 (1)	21,289	$148.08	—	—
February 1, 2023 through February 28, 2023 (1)	9,994	168.90	—	—
March 1, 2023 through March 31, 2023 (1)	17	162.49	—	—
Total	31,300	$154.74	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock or the vesting of shares of restricted stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023:

Exhibit Number	Description
10.1
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

Date:  April 26, 2023

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer