Form 10-Q
period 2023-06-30
EASTGROUP PROPERTIES INC
filed 2023-07-26
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
or

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of July 25, 2023 was 45,398,852.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2023

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Real estate properties	$4,594,477	4,395,972
Development and value-add properties	559,108	538,449
	5,153,585	4,934,421
Less accumulated depreciation	(1,212,857)	(1,150,814)
	3,940,728	3,783,607
Unconsolidated investment	7,785	7,230
Cash and cash equivalents	1,082	56
Other assets	254,533	244,944
TOTAL ASSETS	$4,204,128	4,035,837

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$(2,002)	168,454
Unsecured debt, net of debt issuance costs	1,726,024	1,691,259
Secured debt, net of debt issuance costs	1,974	2,031
Accounts payable and accrued expenses	178,567	136,988
Other liabilities	85,844	83,666
Total Liabilities	1,990,407	2,082,398

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 45,323,836 shares issued and outstanding at June 30, 2023 and 43,575,539 at December 31, 2022	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; zero shares issued	—	—
Additional paid-in capital	2,535,996	2,251,521
Distributions in excess of earnings	(358,934)	(334,898)
Accumulated other comprehensive income	36,311	36,371
Total Stockholders’ Equity	2,213,377	1,952,998
Noncontrolling interest in joint ventures	344	441
Total Equity	2,213,721	1,953,439
TOTAL LIABILITIES AND EQUITY	$4,204,128	4,035,837

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES
Income from real estate operations	$138,811	118,498	272,775	231,450
Other revenue	1,076	55	2,137	77
	139,887	118,553	274,912	231,527
EXPENSES
Expenses from real estate operations	37,767	32,546	73,953	63,610
Depreciation and amortization	42,295	37,461	83,309	73,802
General and administrative	4,384	4,226	9,588	8,536
Indirect leasing costs	149	116	289	291
	84,595	74,349	167,139	146,239
OTHER INCOME (EXPENSE)
Interest expense	(12,575)	(8,970)	(25,600)	(17,080)
Gain on sales of real estate investments	—	10,647	4,809	40,999
Other	748	284	1,187	562
NET INCOME	43,465	46,165	88,169	109,769
Net income attributable to noncontrolling interest in joint ventures	(15)	(26)	(29)	(50)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	43,450	46,139	88,140	109,719
Other comprehensive income (loss) - interest rate swaps	10,202	6,841	(60)	22,669
TOTAL COMPREHENSIVE INCOME	$53,652	52,980	88,080	132,388
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.97	1.09	1.99	2.63
Weighted average shares outstanding - Basic	44,656	42,211	44,204	41,729
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.97	1.09	1.99	2.62
Weighted average shares outstanding - Diluted	44,734	42,316	44,279	41,838

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the six months ended June 30, 2023:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2022	$4	2,251,521	(334,898)	36,371	441	1,953,439
Net income	—	—	44,690	—	14	44,704
Net unrealized change in fair value of interest rate swaps	—	—	—	(10,262)	—	(10,262)
Common dividends declared – $1.25 per share	—	—	(55,414)	—	—	(55,414)
Stock-based compensation, net of forfeitures	—	3,477	—	—	—	3,477
Issuance of 652,909 shares of common stock, common stock offering, net of expenses	—	105,321	—	—	—	105,321
Withheld 31,254 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,836)	—	—	—	(4,836)
Withheld 46 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(7)	—	—	—	(7)
Net distributions to noncontrolling interest	—	—	—	—	(40)	(40)
BALANCE, MARCH 31, 2023	4	2,355,476	(345,622)	26,109	415	2,036,382
Net income	—	—	43,450	—	15	43,465
Net unrealized change in fair value of interest rate swaps	—	—	—	10,202	—	10,202
Common dividends declared – $1.25 per share	—	—	(56,762)	—	—	(56,762)
Stock-based compensation, net of forfeitures	—	2,771	—	—	—	2,771
Issuance of 1,065,678 shares of common stock, common stock offering, net of expenses	—	177,749	—	—	—	177,749
Net distributions to noncontrolling interest	—	—	—	—	(86)	(86)
BALANCE, JUNE 30, 2023	$4	2,535,996	(358,934)	36,311	344	2,213,721

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$88,169	109,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,309	73,802
Stock-based compensation expense	4,954	4,320
Gain on sales of real estate investments	(4,809)	(40,999)
Gain on sales of non-operating real estate	(446)	—
Gain on casualties and involuntary conversion on real estate assets	(2,069)	—
Changes in operating assets and liabilities:
Accrued income and other assets	(13,004)	598
Accounts payable, accrued expenses and prepaid rent	22,291	28,104
Other	384	558
NET CASH PROVIDED BY OPERATING ACTIVITIES	178,779	176,152
INVESTING ACTIVITIES
Development and value-add properties	(172,940)	(283,451)
Purchases of real estate	(34,365)	(2,049)
Real estate improvements	(28,733)	(21,723)
Net proceeds from sales of real estate investments and non-operating real estate	13,821	51,006
Leasing commissions	(16,548)	(18,362)
Proceeds from casualties and involuntary conversion on real estate assets	1,339	—
Changes in accrued development costs	20,614	16,062
Changes in other assets and other liabilities	8,009	(2,621)
NET CASH USED IN INVESTING ACTIVITIES	(208,803)	(261,138)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	275,080	501,523
Repayments on unsecured bank credit facilities	(445,080)	(504,314)
Proceeds from unsecured debt	100,000	250,000
Repayments on unsecured debt	(65,000)	(75,000)
Repayments on secured debt	(49)	(60,047)
Debt issuance costs	(1,649)	(1,030)
Distributions paid to stockholders (not including dividends accrued)	(110,411)	(91,787)
Proceeds from common stock offerings	283,511	74,249
Common stock offering related costs	(441)	(70)
Other	(4,911)	(7,376)
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,050	86,148
INCREASE IN CASH AND CASH EQUIVALENTS	1,026	1,162
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56	4,393
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,082	5,555
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $7,613 and $4,943 for 2023 and 2022, respectively	$25,019	15,382
Cash paid for operating lease liabilities	1,134	962
Common stock issued in the purchase of real estate	—	303,682
Debt assumed in the purchase of real estate	—	60,000
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$—	398

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

As of June 30, 2023 and December 31, 2022, EastGroup had a 95% controlling interest in one joint venture arrangement, which owns 6.5 acres of land in San Diego, known by the Company as the Miramar land. During the year ended December 31, 2022, EastGroup acquired the 1% noncontrolling interest in Speed Distribution Center, a 519,000 square foot building in San Diego, in which the Company held a 99% controlling interest. The Company continues to control and own 100% of the property.

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

(4)LEASE REVENUE
The Company’s primary revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Lease income — operating leases	$104,150	88,931	204,846	173,876
Variable lease income (1)	34,661	29,567	67,929	57,574
Income from real estate operations	$138,811	118,498	272,775	231,450

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

(5)REAL ESTATE PROPERTIES
EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the six month periods ended June 30, 2023 and 2022, the Company did not identify any impairment charges which should be recorded.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $34,690,000 and $68,536,000 for the three and six months ended June 30, 2023, respectively, and $30,715,000 and $60,107,000 for the same periods in 2022.

The Company’s Real estate properties and Development and value-add properties at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Real estate properties:
Land	$776,357	730,445
Buildings and building improvements	3,139,436	3,012,319
Tenant and other improvements	659,997	633,817
Right of use assets — Ground leases (operating) (1)	18,687	19,391
Development and value-add properties (2)	559,108	538,449
	5,153,585	4,934,421
Less accumulated depreciation	(1,212,857)	(1,150,814)
	$3,940,728	3,783,607

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

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2022 and the first six months of 2023 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2022 and 2023 acquisitions.

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

Amortization expense for in-place lease intangibles was $2,174,000 and $4,136,000 for the three and six months ended June 30, 2023, respectively, and $2,198,000 and $4,663,000 for the same periods in 2022. Amortization of above and below market lease intangibles increased rental income by $696,000 and $1,295,000 for the three and six months ended June 30, 2023, respectively, and $507,000 and $1,352,000 for the same periods in 2022.

During six months ended June 30, 2023, EastGroup acquired the following property:

REAL ESTATE PROPERTY ACQUIRED IN 2023	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating property acquired (2)
Craig Corporate Center	Las Vegas, NV	156,000	04/18/2023	$34,365
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

The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisition identified in the table above which was acquired during the six months ended June 30, 2023.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2023	Cost
(In thousands)
Land	$13,913
Buildings and building improvements	18,202
Tenant and other improvements	646
Total real estate properties acquired	32,761
In-place lease intangibles (1)	1,604
Total assets acquired, net of liabilities assumed	$34,365
(1)In-place lease intangibles and above market lease intangibles are each included in Other assets on the Consolidated Balance Sheets. These costs are amortized over the remaining lives of the associated leases in place at the time of acquisition.

The lease in the property acquired during the six months ended June 30, 2023 had a remaining lease term at acquisition of approximately 10.1 years.

Also during the six months ended June 30, 2023, EastGroup purchased 116.7 acres of development land in three markets for $17,754,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Also during 2022, EastGroup purchased 456.3 acres of development land in 10 markets for $123,717,000. The land acquisitions in San Francisco and Sacramento were acquired in connection with the Company’s acquisition of Tulloch Corporation in June 2022.

Also in the year ended December 31, 2022, the Company acquired the 1% noncontrolling partnership interest in Speed Distribution Center in San Diego for $18,599,000. EastGroup continues to control and own 100% of the property.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three and six month periods ended June 30, 2023 and 2022.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of June 30, 2023 and December 31, 2022.

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

The Company sold one operating property during the six months ended June 30, 2023 and three operating properties during the year ended December 31, 2022, as shown in the table below. The results of operations and gains and losses on sales for the properties sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments. The Company did not consider its sales in 2022 or 2023 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

A summary of Gain on sales of real estate investments for the six months ended June 30, 2023 and the year ended December 31, 2022 follows:

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

The table above includes sales of operating properties. During the six months ended June 30, 2023, the Company also sold 11.9 acres of land in Houston and Fort Worth, for $4,750,000 and recognized gains on the sales of $446,000. The gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Leasing costs (principally commissions)	$150,350	140,273
Accumulated amortization of leasing costs	(52,549)	(48,249)
Leasing costs (principally commissions), net of accumulated amortization	97,801	92,024

Acquired in-place lease intangibles	36,115	37,181
Accumulated amortization of acquired in-place lease intangibles	(17,742)	(16,276)
Acquired in-place lease intangibles, net of accumulated amortization	18,373	20,905

Acquired above market lease intangibles	496	496
Accumulated amortization of acquired above market lease intangibles	(292)	(251)
Acquired above market lease intangibles, net of accumulated amortization	204	245

Straight-line rents receivable	67,362	61,452
Accounts receivable	3,209	9,568
Interest rate swap assets	37,575	38,352
Right of use assets — Office leases (operating)	1,803	2,050
Escrow deposits and prepaid costs for pending transactions	1,197	2,522
Goodwill	990	990
Prepaid insurance	15,582	2,681
Receivable for insurance proceeds	4,789	2,828
Prepaid expenses and other assets	5,648	11,327
Total Other assets	$254,533	244,944

(10) DEBT

The Company’s debt is detailed below:

	June 30, 2023	December 31, 2022
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$—	170,000
Unamortized debt issuance costs	(2,002)	(1,546)
Unsecured bank credit facilities, net of debt issuance costs	(2,002)	168,454

Unsecured debt - fixed rate, carrying amount (1)	1,730,000	1,695,000
Unamortized debt issuance costs	(3,976)	(3,741)
Unsecured debt, net of debt issuance costs	1,726,024	1,691,259

Secured debt - fixed rate, carrying amount (1)	1,983	2,041
Unamortized debt issuance costs	(9)	(10)
Secured debt, net of debt issuance costs	1,974	2,031

Total debt, net of debt issuance costs	$1,725,996	1,861,744

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

The Company’s $625,000,000 unsecured bank credit facility, which was increased in January 2023 by $200,000,000 from $425,000,000, is with a group of 11 banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $125,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of June 30, 2023, was SOFR plus 76.5 basis points with an annual facility fee of 15 basis points. As of June 30, 2023, the Company had no variable rate borrowings on this unsecured bank credit facility and a weighted average interest rate of 6.006%. The Company has a standby letter of credit of $67,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company's $50,000,000 unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2023, was SOFR plus 76.5 basis points with an annual facility fee of 15 basis points. As of June 30, 2023, the interest rate was 5.955% with no outstanding balance.

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

In January 2023, the Company closed a $100,000,000 senior unsecured term loan with a seven-year term and interest only payments, which bears interest at the annual rate of SOFR plus an applicable margin (1.35% as of June 30, 2023) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 5.27%.

On March 31, 2023, EastGroup repaid a $65,000,000 senior unsecured term loan with a total effectively fixed interest rate of 2.31%. The loan, which was scheduled to mature on April 1, 2023, was repaid with no penalty.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs and Secured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of June 30, 2023, are as follows:

Years Ending December 31,	(In thousands)
2023 - Remainder of year	$50,061
2024	170,122
2025	145,128
2026	141,672
2027	175,000
2028 and beyond	1,050,000
Total	$1,731,983

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Property taxes payable	$41,496	6,823
Development costs payable	39,920	21,305
Retainage payable	13,010	11,011
Real estate improvements and capitalized leasing costs payable	5,806	5,182
Interest payable	9,228	9,597
Dividends payable	57,717	55,952
Book overdraft (1)	660	13,370
Other payables and accrued expenses	10,730	13,748
Total Accounts payable and accrued expenses	$178,567	136,988

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Security deposits	$36,503	34,272
Prepaid rent and other deferred income	20,635	17,004
Operating lease liabilities — Ground leases	19,329	19,906
Operating lease liabilities — Office leases	1,891	2,139

Acquired below market lease intangibles	10,001	10,735
Accumulated amortization of below market lease intangibles	(4,559)	(3,957)
Acquired below market lease intangibles, net of accumulated amortization	5,442	6,778

Interest rate swap liabilities	1,264	1,981
Other liabilities	780	1,586
Total Other liabilities	$85,844	83,666

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$26,109	17,130	36,371	1,302
Other comprehensive income (loss) - interest rate swaps	10,202	6,841	(60)	22,669
Balance at end of period	$36,311	23,971	36,311	23,971

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

As of June 30, 2023, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $17,918,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

The Company’s valuation methodology for over-the-counter (“OTC”) derivatives is to discount cash flows based on SOFR market data. Uncollateralized or partially-collateralized trades include appropriate economic adjustments for funding costs and credit risk. The Company calculates its derivative valuations using mid-market prices.

On June 30, 2023, LIBOR’s administrator, ICE Benchmark Administration (IBA) ceased publication of the different tenors of USD LIBOR. This cessation follows an announcement by the IBA’s regulator, the Financial Conduct Authority, in March 2021 that LIBOR would no longer be a representative rate beyond this date. In the U.S., the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, recommended SOFR plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. As a result, all of the Company’s remaining borrowings which were LIBOR-based have been amended to modify the index from LIBOR to SOFR. Concurrently, the related swaps were amended to reference SOFR rather than LIBOR. The transition did not have a material impact on the Company’s consolidated financial statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserved the presentation of derivatives consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which was issued to defer the sunset date of Topic 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of June 30, 2023	Notional Amount as of December 31, 2022
	(In thousands)
Interest Rate Swap	—	$65,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$50,000	$50,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$50,000	$50,000
Interest Rate Swap	$100,000	$100,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of June 30, 2023		Derivatives As of December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$37,575	Other assets	$38,352
Interest rate swap liabilities	Other liabilities	1,264	Other liabilities	1,981

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income recognized in Other comprehensive income (loss) on derivatives	$14,452	6,403	8,255	21,355
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	(4,250)	438	(8,315)	1,314

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $36,782,000 as of June 30, 2023.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$43,450	46,139	88,140	109,719
Denominator – weighted average shares outstanding - Basic	44,656	42,211	44,204	41,729
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$43,450	46,139	88,140	109,719
Denominator:
Weighted average shares outstanding - Basic	44,656	42,211	44,204	41,729
Unvested restricted stock	78	105	75	109
Weighted average shares outstanding - Diluted	44,734	42,316	44,279	41,838

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Stock-based compensation cost for employees was $2,579,000 and $5,831,000 for the three and six months ended June 30, 2023, of which $601,000 and $1,294,000 were capitalized as part of the Company’s development costs. For the three and six months ended June 30, 2022, stock-based compensation cost for employees was $2,989,000 and $5,550,000, of which $645,000 and $1,336,000 were capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $192,000 and $417,000 for the three and six months ended June 30, 2023, respectively, and $73,000 and $106,000 for the same periods in 2022.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the six months ended June 30, 2023, the Company withheld 31,254 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the six months ended June 30, 2023 was $9,222,000. As of the vesting dates, the aggregate fair value of shares that vested during the six months ended June 30, 2023 was $12,199,000.

Award Activity:	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	74,725	$150.91	102,508	$133.29
Granted (1) (2)	15,459	169.25	61,875	149.05
Forfeited	—	—	(1,015)	144.79
Vested	(5,568)	158.13	(78,752)	123.54
Unvested at end of period	84,616	$153.76	84,616	$153.76

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,082	1,082	56	56
Interest rate swap assets	37,575	37,575	38,352	38,352
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	—	—	170,000	169,684
Unsecured debt (2)	1,730,000	1,587,477	1,695,000	1,548,221
Secured debt (2)	1,983	1,892	2,041	1,918
Interest rate swap liabilities	1,264	1,264	1,981	1,981
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, applies to the Company. Also, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Topic 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the six months ended June 30, 2023. See Note 14 in the Notes to Consolidated Financial Statements for further evaluation of these ASUs.

(21) SUBSEQUENT EVENTS
On June 29 and 30, 2023, the Company sold 75,016 shares of common stock under its continuous common equity program at a weighted average price of $172.42. These shares were deemed to be issued and outstanding upon settlement in July 2023.

Subsequent to June 30, 2023, EastGroup closed on the acquisition of 20.3 acres of development land in Dallas, known by the Company as Denton 35 Exchange Land, for approximately $5,500,000. The site will accommodate the future development of two buildings containing approximately 245,000 square feet.

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

During the six months ended June 30, 2023, economic uncertainty and stock market volatility have increased due to a number of factors, including rising inflation, increasing interest rates, and lingering supply chain disruptions. While these factors have not had a significant adverse impact on EastGroup to date, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company's leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. During the six months ended June 30, 2023, EastGroup sold, and subsequently settled the issuance of, 1,793,603 shares of common stock through its continuous common equity offering program at a weighted average price of $166.88 per share, providing aggregate net proceeds to the Company of $295,876,000. Included in this activity are 75,016 shares sold on June 29 and June 30, 2023, at a weighted average price of $172.42, providing aggregate net proceeds to the Company of $12,806,000, which were deemed to be issued and outstanding upon settlement in July 2023. Also during the six months ended June 30, 2023, the Company closed a $100,000,000 senior unsecured term loan with an effectively fixed interest rate of 5.27%. Additionally, the Company amended its unsecured bank credit facilities, effective January 2023, to expand the total capacity on its unsecured bank credit facilities from $475,000,000 to $675,000,000 and to replace LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate. The maturity date remains July 30, 2025. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During the six months ended June 30, 2023, EastGroup executed new and renewal leases on 3,842,000 square feet (7.2% of the operating portfolio’s total square footage of 53,194,000). For new and renewal leases signed during the first six months of 2023, average rental rates increased by 51.0% as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $1.99 for the six months ended June 30, 2023, compared to $2.62 for the same period of 2022, a 24.0% decrease. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2022 through June 30, 2023), increased 6.8% for the six months ended June 30, 2023 as compared to the same period in 2022.

EastGroup’s operating portfolio was 98.5% leased and 98.2% occupied as of June 30, 2023, compared to 99.1% and 98.5%, respectively, at June 30, 2022.  As of July 25, 2023, the operating portfolio was 98.1% leased and 97.8% occupied. Leases scheduled to expire for the remainder of 2023 were 4.4% of the operating portfolio on a square foot basis at June 30, 2023, and this percentage was reduced to 3.5% as of July 25, 2023.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the six months ended June 30, 2023, EastGroup acquired 116.7 acres of development land in Tampa, San Antonio and Phoenix for $17,754,000. The Company also began construction of seven development projects containing 1,398,000 square feet in five markets.  EastGroup also transferred six development and value-add projects (1,107,000 square feet) in five markets from its development and value-add program to real estate properties, with costs of $143,531,000 at the date of transfer. As of June 30, 2023, EastGroup’s development and value-add program consisted of 21 projects (4,272,000 square feet) located in 12 markets. The projected total investment for the development and value-add projects, which were collectively 37.7% leased as of July 25, 2023, is $536,600,000, of which $190,771,000 remained to be invested as of June 30, 2023.

During the six months ended June 30, 2023, EastGroup acquired a 156,000 square foot operating property in Las Vegas for $34,365,000. There were no value-add property acquisitions during the period.

During the six months ended June 30, 2023, EastGroup sold a 125,000 square foot operating property and 11.9 acres of land, generating gross sales proceeds of $14,350,000. The Company recognized $4,809,000 in Gain on sales of real estate investments and $446,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the six months ended June 30, 2023.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current and prior year reporting periods. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and six months ended June 30, 2023, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2022 through June 30, 2023. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
NET INCOME	$43,465	46,165	88,169	109,769
Gain on sales of real estate investments	—	(10,647)	(4,809)	(40,999)
Gain on sales of non-operating real estate	(365)	—	(446)	—
Interest income	(105)	(6)	(186)	(6)
Other revenue	(1,076)	(55)	(2,137)	(77)
Indirect leasing costs	149	116	289	291
Depreciation and amortization	42,295	37,461	83,309	73,802
Company’s share of depreciation from unconsolidated investment	31	31	62	62
Interest expense	12,575	8,970	25,600	17,080
General and administrative expense	4,384	4,226	9,588	8,536
Noncontrolling interest in PNOI of consolidated joint ventures	(15)	(32)	(31)	(53)
PROPERTY NET OPERATING INCOME (“PNOI”)	101,338	86,229	199,408	168,405
PNOI from 2022 and 2023 acquisitions	(4,702)	(1,425)	(8,741)	(1,425)
PNOI from 2022 and 2023 development and value-add properties	(11,271)	(3,536)	(20,862)	(5,432)
PNOI from 2022 and 2023 operating property dispositions	—	108	95	(165)
Other PNOI	88	102	199	113
SAME PNOI	85,453	81,478	170,099	161,496
Lease termination fee income from same properties	(172)	(979)	(210)	(2,373)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$85,281	80,499	169,889	159,123

PNOI was calculated as follows for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Income from real estate operations	$138,811	118,498	272,775	231,450
Expenses from real estate operations	(37,767)	(32,546)	(73,953)	(63,610)
Noncontrolling interest in PNOI of consolidated joint ventures	(15)	(32)	(31)	(53)
PNOI from 50% owned unconsolidated investment	309	309	617	618
PROPERTY NET OPERATING INCOME (“PNOI”)	$101,338	86,229	199,408	168,405

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$43,450	46,139	88,140	109,719
Depreciation and amortization	42,295	37,461	83,309	73,802
Company’s share of depreciation from unconsolidated investment	31	31	62	62
Depreciation and amortization from noncontrolling interest	(1)	(6)	(2)	(9)
Gain on sales of real estate investments	—	(10,647)	(4,809)	(40,999)
Gain on sales of non-operating real estate	(365)	—	(446)	—
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$85,410	72,978	166,254	142,575
Net income attributable to common stockholders per diluted share	$0.97	1.09	1.99	2.62
FFO attributable to common stockholders per diluted share	$1.91	1.72	3.75	3.41
Diluted shares for earnings per share and funds from operations	44,734	42,316	44,279	41,838

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2023 was $43,450,000 ($0.97 per basic and diluted share) and $88,140,000 ($1.99 per basic and diluted share), respectively, compared to $46,139,000 ($1.09 per basic and diluted share) and $109,719,000 ($2.63 per basic share and $2.62 per diluted share) for the same periods in 2022. See Results of Operations for further analysis.

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year. For the three months ended June 30, 2023, FFO was $1.91 per share compared with $1.72 per share for the same period of 2022, an increase of 11.0%. For the six months ended June 30, 2023, FFO was $3.75 per share compared with $3.41 per share for the same period of 2022, an increase of 10.0%. FFO increased during the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to the increase in PNOI partially offset by the increase in interest expense.

•For the three months ended June 30, 2023, PNOI increased by $15,109,000, or 17.5%, as compared to the same period in 2022. PNOI increased $7,735,000 from newly developed and value-add properties, $3,975,000 from same property operations, $3,277,000 from 2022 and 2023 acquisitions and $108,000 from operating properties sold in 2022 and 2023.

For the six months ended June 30, 2023, PNOI increased by $31,003,000, or 18.4%, as compared to the same period in 2022. PNOI increased $15,430,000 from newly developed and value-add properties, $8,603,000 from same property operations and $7,316,000 from 2022 and 2023 acquisitions; PNOI decreased $260,000 from operating properties sold in 2022 and 2023.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2022 through June 30, 2023). Same PNOI, excluding income from lease terminations, increased 5.9% and 6.8% for the three and six months ended June 30, 2023, as compared to the same periods in 2022.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2022 through June 30, 2023). Same property average occupancy was 98.4% for both the three months ended June 30, 2023 and 2022. Same property average occupancy was 98.6% for the six months ended June 30, 2023, compared to 97.9% for the same period of 2022.

•The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2022 through June 30, 2023). The same property average rental rate was $7.55 and $7.50 per square foot for the three and six months ended June 30, 2023, respectively, compared to $7.08 and $6.99 per square foot for the same periods of 2022.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2023 was 98.2%.  Quarter-end occupancy ranged from 97.9% to 98.5% over the previous four quarters ended June 30, 2022 to March 31, 2023.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.1% of the operating portfolio’s total square footage) averaged 52.8% for the three months ended June 30, 2023. For the six months ended June 30, 2023, rental rate increases on new and renewal leases (7.2% of the operating portfolio’s total square footage) averaged 51.0%.

•Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and six months ended June 30, 2023 was $256,000 and $311,000, respectively, compared to $979,000 and $2,373,000 for the same periods of 2022.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net reserves for uncollectible rent of $386,000 and $755,000 for the three and six months ended June 30, 2023, compared to net reserves for uncollectible rent of $36,000 and net recoveries of uncollectible rent of $70,000 for the same periods of 2022. We evaluate the collectability of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent, we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the three and six months ended June 30, 2023.

FINANCIAL CONDITION
EastGroup’s Total Assets were $4,204,128,000 at June 30, 2023, an increase of $168,291,000 from December 31, 2022.  Total Liabilities decreased $91,991,000 to $1,990,407,000, and Total Equity increased $260,282,000 to $2,213,721,000 during the same period.  The following paragraphs explain these changes in additional detail.

Assets
Real Estate Properties
Real estate properties increased $198,505,000 during the six months ended June 30, 2023, primarily due to: (i) the transfer of six projects from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (ii) the acquisition of one operating property; (iii) capital improvements at the Company’s properties; and (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. The increases were partially offset by the sale of one operating property and the transfer of one property from Real estate properties to Development and value-add properties.

During six months ended June 30, 2023, EastGroup acquired the following property:

REAL ESTATE PROPERTY ACQUIRED IN 2023	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating property acquired (2)
Craig Corporate Center	Las Vegas, NV	156,000	04/18/2023	$34,365
(1)Cost is calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, and represents the sum of the purchase price, closing costs and capitalized acquisition costs. Refer to Note 7 in the Notes to Consolidated Financial Statements.
(2)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets.

During the six months ended June 30, 2023, the Company made capital improvements of $28,924,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $9,255,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During the six months ended June 30, 2023, EastGroup sold a 125,000 square foot operating property, generating gross sales proceeds of $9,600,000. The Company recognized $4,809,000 in Gain on sales of real estate investments during the six months ended June 30, 2023.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at June 30, 2023 consisted of projects in lease-up and under construction of $345,829,000 and prospective development (primarily land) of $213,279,000.  The Company’s total investment in Development and value-add properties at June 30, 2023 was $559,108,000 compared to $538,449,000 at December 31, 2022.  Total capital invested for development during the first six months of 2023 was $172,940,000, which primarily consisted of improvement costs of $145,931,000 on development and value-add properties and costs of $9,255,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $2,357,000 and $4,812,000 for the three and six months ended June 30, 2023, respectively, compared to $2,617,000 and $5,086,000 for the same periods of 2022.

There were no value-add acquisitions during the six months ended June 30, 2023.

Also during the six months ended June 30, 2023, the Company acquired 116.7 acres of development land in Tampa, San Antonio and Phoenix for $17,754,000. Costs associated with these acquisitions are included in the Development and Value-Add Properties table. These increases were offset by the transfer of six development and value-add projects to Real estate properties during the six months ended June 30, 2023 with a total investment of $143,531,000 as of the date of transfer. The Company also transferred one operating property to Development and value-add properties with a total investment of $4,553,000 as of the date of transfer.

During the six months ended June 30, 2023, EastGroup sold 11.9 acres of land, generating gross sales proceeds of $4,750,000. The Company recognized $446,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the six months ended June 30, 2023.

A summary of the Company's Development and Value-Add Properties for the six months ended June 30, 2023 follows:

	Actual or Estimated Building Size	Cumulative Costs Incurred as of 6/30/2023	Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	1,389,000	$145,297	$156,400
Under construction	2,883,000	200,532	380,200
Total lease-up and under construction	4,272,000	345,829	$536,600
Prospective development (primarily land)	9,542,000	213,279
Total Development and value-add properties as of June 30, 2023	13,814,000	$559,108

Total Development and value-add properties transferred to Real estate properties during the six months ended June 30, 2023	1,107,000	$143,531	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $62,043,000 during the six months ended June 30, 2023, primarily due to depreciation expense, partially offset by the sale of one operating property.

Other Assets
Other assets increased $9,589,000 during the six months ended June 30, 2023.  See Note 9 in the Notes to Consolidated Financial Statements for further details.

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $170,456,000 during the six months ended June 30, 2023, mainly due to repayments of $445,080,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $275,080,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs increased $34,765,000 during the six months ended June 30, 2023, primarily due to the closing of a $100,000,000 senior unsecured term loan in January and the amortization of debt issuance costs, partially offset by the repayment of a $65,000,000 term loan in March and new debt issuance costs incurred during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $41,579,000 during the six months ended June 30, 2023.  Refer to Note 11 in the Notes to Consolidated Financial Statements for further details.

Other liabilities increased $2,178,000 during the six months ended June 30, 2023.  See Note 12 in the Notes to Consolidated Financial Statements for further details.

Equity
Additional paid-in capital increased $284,475,000 during the six months ended June 30, 2023, primarily due to the issuance of common stock under the Company’s continuous common equity offering program (as discussed in Liquidity and Capital Resources) and activity related to stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the six months ended June 30, 2023, EastGroup sold, and subsequently settled the issuance of, 1,718,587 shares of common stock through its continuous common equity offering program at a weighted average price of $166.63 per share, providing aggregate net proceeds to the Company of $283,070,000.

For the six months ended June 30, 2023, Distributions in excess of earnings increased $24,036,000 as a result of dividends on common stock of $112,176,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $88,140,000.

Accumulated other comprehensive income decreased $60,000 during the six months ended June 30, 2023. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 13 and 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2023 was $43,450,000 ($0.97 per basic and diluted share) and $88,140,000 ($1.99 per basic and diluted share), respectively, compared to $46,139,000 ($1.09 per basic and diluted share) and $109,719,000 ($2.63 per basic share and $2.62 per diluted share) for the same periods in 2022. The following paragraphs provide further details with respect to these changes:

•EastGroup had no operating property sales during the three months ended June 30, 2023. The Company recognized Gains on sales of real estate investments of $4,809,000 ($0.11 per diluted share) during the six months ended June 30, 2023. EastGroup recognized gains on sales of real estate investments of $10,647,000 ($0.25 per diluted share) and $40,999,000 ($0.98 per diluted share) during the three and six months ended June 30, 2022, respectively. The Company’s 2022 and 2023 sales transactions are described in Note 8 of the Notes to Consolidated Financial Statements.

•Depreciation and amortization expense increased by $4,834,000 ($0.11 per diluted share) and $9,507,000 ($0.21 per diluted share) during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increase is primarily due to the operating properties acquired by the Company in 2022 and 2023 and the properties transferred from Development and value-add properties in 2022 and 2023, partially offset by operating properties sold in 2022 and 2023.

•Interest expense increased by $3,605,000 ($0.08 per diluted share) and $8,520,000 ($0.19 per diluted share) during the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022. See the table below for details.

•PNOI increased by $15,109,000 ($0.34 per diluted share), or 17.5%, for the three months ended June 30, 2023, as compared to the same period in 2022. PNOI increased $7,735,000 from newly developed and value-add properties, $3,975,000 from same property operations, $3,277,000 from 2022 and 2023 acquisitions and $108,000 from operating properties sold in 2022 and 2023. Lease termination fee income was $256,000 and $979,000 for the three month periods ended June 30, 2023 and 2022, respectively. The Company recorded net reserves for uncollectible rent of $386,000 and $36,000 for the three months ended June 30, 2023 and 2022, respectively. Straight-lining of rent increased PNOI by $2,963,000 and $1,450,000 for the three months ended June 30, 2023 and 2022, respectively.

PNOI increased by $31,003,000 ($0.70 per diluted share), or 18.4%, for the six months ended June 30, 2023, as compared to the same period in 2022. PNOI increased $15,430,000 from newly developed and value-add properties, $8,603,000 from same property operations, and $7,316,000 from 2022 and 2023 acquisitions; PNOI decreased $260,000 from operating properties sold in 2022 and 2023. Lease termination fee income was $311,000 and $2,373,000 for the six month periods ended June 30, 2023 and 2022, respectively. The Company recorded net reserves for uncollectible rent of $755,000 and net recoveries of uncollectible rent of $70,000 for the six months ended June 30, 2023 and 2022, respectively. Straight-lining of rent increased PNOI by $6,444,000 and $3,890,000 for the six months ended June 30, 2023 and 2022, respectively.

•During the three and six months ended June 30, 2023, EastGroup recognized a gain on casualties and involuntary conversion of $1,042,000 ($0.02 per diluted share) and $2,069,000 ($0.05 per diluted share), respectively. There were no gains on casualties and involuntary conversions during the three and six months ended June 30, 2022.

EastGroup entered into 22 leases with certain rent concessions on 626,000 square feet during the three months ended June 30, 2023, with total rent concessions of $1,099,000 over the lives of the leases. During the same period of 2022, the Company entered into 36 leases with certain rent concessions on 1,306,000 square feet with total rent concessions of $1,754,000 over the lives of the leases.

EastGroup entered into 40 leases with certain rent concessions on 1,822,000 square feet during the six months ended June 30, 2023, with total rent concessions of $4,267,000 over the lives of the leases. During the same period of 2022, the Company entered into 66 leases with certain rent concessions on 2,646,000 square feet with total rent concessions of $3,833,000 over the lives of the leases.

The Company’s percentage of leased square footage for the operating portfolio was 98.5% at June 30, 2023, compared to 99.1% at June 30, 2022.  Occupancy for the Company’s operating portfolio at June 30, 2023 was 98.2% compared to 98.5% at June 30, 2022.

The following table presents the components of Interest expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$966	685	281	2,105	1,251	854
Amortization of facility fees - unsecured bank credit facilities	253	177	76	495	353	142
Amortization of debt issuance costs - unsecured bank credit facilities	253	162	91	497	325	172
Total variable rate interest expense	1,472	1,024	448	3,097	1,929	1,168
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	14,738	10,453	4,285	29,614	19,734	9,880
Secured debt interest (excluding amortization of debt issuance costs)	20	28	(8)	39	49	(10)
Amortization of debt issuance costs - unsecured debt	222	163	59	461	309	152
Amortization of debt issuance costs - secured debt	1	1	—	2	2	—
Total fixed rate interest expense	14,981	10,645	4,336	30,116	20,094	10,022
Total interest	16,453	11,669	4,784	33,213	22,023	11,190
Less capitalized interest	(3,878)	(2,699)	(1,179)	(7,613)	(4,943)	(2,670)
TOTAL INTEREST EXPENSE	$12,575	8,970	3,605	25,600	17,080	8,520
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.

The Company’s variable rate interest expense increased by $448,000 and $1,168,000 for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022 primarily due to an increase in the Company’s weighted average variable interest rates on its unsecured bank credit facilities, partially offset by a decrease in average borrowings, as shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$66,900	172,944	(106,044)	$76,793	208,477	(131,684)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	5.79%	1.58%		5.53%	1.21%

The Company’s fixed rate interest expense increased by $4,336,000 and $10,022,000 for the three and six months ended June 30, 2023, as compared to the same periods in 2022 as a result of the unsecured debt and secured debt activity described below.

Interest expense from fixed rate unsecured debt increased by $4,285,000 and $9,880,000 during the three and six months ended June 30, 2023, as compared to the same periods in 2022. The increases resulted from the Company’s unsecured debt activity described below. The details of the unsecured debt obtained in 2022 and 2023 as of June 30, 2023 are shown in the following table:

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

(1) The interest rate on this unsecured term loan is comprised of Term SOFR plus 140 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s Term SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 3.06% as of June 30, 2023. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(2) The interest rate on this unsecured term loan is comprised of Term SOFR plus 95 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s Term SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 4.09% as of June 30, 2023. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(3) The interest rate on this unsecured term loan is comprised of Term SOFR plus 95 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s Term SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 4.00% as of June 30, 2023. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.
(4) The interest rate on this unsecured term loan is comprised of Term SOFR plus 135 basis points subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap to convert the loan’s Term SOFR rate to a fixed interest rate, providing the Company an effectively fixed interest rate on the term loan of 5.27% as of June 30, 2023. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the interest rate swaps.

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

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $1,179,000 and $2,670,000 during the three and six months ended June 30, 2023, as compared to the same periods of 2022, due to increased borrowing rates and changes in development spending.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and six months ended June 30, 2023 and 2022 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2023	2022	2023	2022
		(In thousands)
Upgrade on acquisitions	40 yrs	$224	54	494	332
Tenant improvements:
New tenants	Lease life	3,860	2,882	9,301	6,338
Renewal tenants	Lease life	653	1,161	1,564	1,871
Other:
Building improvements	5-40 yrs	2,234	2,848	4,437	5,417
Roofs	5-15 yrs	3,805	1,781	10,875	2,932
Parking lots	3-5 yrs	952	989	1,794	1,225
Other	5 yrs	309	414	459	740
Total real estate improvements (1)		$12,037	10,129	28,924	18,855

(1)Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Total real estate improvements	$28,924	18,855
Change in real estate property payables	(870)	(387)
Change in construction in progress	679	3,255
Real estate improvements on the Consolidated Statements of Cash Flows	$28,733	21,723

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2023 and 2022 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2023	2022	2023	2022
		(In thousands)
Development and value-add	Lease life	$1,467	2,482	6,017	6,768
New tenants	Lease life	2,958	2,554	5,095	6,140
Renewal tenants	Lease life	2,928	3,497	5,291	6,898
Total capitalized leasing costs (1)		$7,353	8,533	16,403	19,806
Amortization of leasing costs		$5,431	4,548	10,637	9,032
(1)Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Total capitalized leasing costs	$16,403	19,806
Change in leasing commissions payables	145	(1,444)
Leasing commissions on the Consolidated Statements of Cash Flows	$16,548	18,362

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

The Company did not classify any properties as held for sale as of June 30, 2023 and December 31, 2022.

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

The Company sold an operating property during the six months ended June 30, 2023, as discussed in Note 8 of the Notes to Consolidated Financial Statements. The results of operations and gains and losses on sales for the property sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments. The Company did not consider its sale in 2023 to be a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

LIQUIDITY AND CAPITAL RESOURCES
We closely monitor our liquidity and capital resources. The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in the coming year to be consistent in nature with those for the six months ended June 30, 2023.

Net cash provided by operating activities was $178,779,000 for the six months ended June 30, 2023.  The primary other sources of cash were borrowings on unsecured bank credit facilities and unsecured debt; proceeds from common stock offerings; and net proceeds from sales of real estate investments and non-operating real estate.  The Company distributed $110,411,000 in common stock dividends during the six months ended June 30, 2023.  Other primary uses of cash were for repayments on unsecured bank credit facilities and unsecured debt; the construction and development of properties; purchases of real estate; capital improvements at various properties; and leasing commissions.

As of June 30, 2023, the Company was contractually obligated to pay the dividend declared in May 2023, which was paid in July 2023. An amount for dividends payable of $57,717,000 was included in Accounts payable and accrued expenses at June 30, 2023, which includes dividends payable on unvested restricted stock of $1,168,000, which are subject to continued service and will be paid upon vesting in future periods.

See Note 10 in the Notes to Consolidated Financial Statements for details summarizing the Company’s debt.

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

In January 2023, the Company closed a $100,000,000 senior unsecured term loan with a seven-year term and interest only payments, which bears interest at the annual rate of SOFR plus an applicable margin (1.35% as of June 30, 2023) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 5.27%.

On March 31, 2023, EastGroup repaid a $65,000,000 senior unsecured term loan with a total effectively fixed interest rate of 2.31%. The loan, which was scheduled to mature on April 1, 2023, was repaid with no penalty.

On December 16, 2022, EastGroup entered into sales agreements with each of Robert W. Baird & Co. Incorporated; BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; Samuel A. Ramirez & Company, Inc.; TD Securities (USA) LLC; and Wells Fargo Securities, LLC in connection with the establishment of a continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time. As of July 26, 2023, the Company has sold an aggregate of 1,793,603 shares of common stock with gross proceeds of $299,309,000 under the sales agency financing agreements, and EastGroup may offer and sell additional shares of its common stock with an aggregate gross sales price of up to $450,691,000 through the sales agents.

During the six months ended June 30, 2023, EastGroup sold, and subsequently settled the issuance of, 1,793,603 shares of common stock under its continuous common equity offering program at a weighted average price of $166.88 per share with gross proceeds to the Company of $299,309,000. The Company incurred offering-related costs of $3,433,000 during the six months, resulting in net proceeds to the Company of $295,876,000. Included in this activity are 75,016 shares sold on June 29 and June 30, 2023, at a weighted average price of $172.42, providing aggregate net proceeds to the Company of $12,806,000, which were deemed to be issued and outstanding upon settlement in July 2023.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2022, did not materially change during the six months ended June 30, 2023.

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

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 20 in the Notes to Consolidated Financial Statements.

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

The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of June 30, 2023.

	July – December 2023	2024	2025		2026	2027	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	(1)	—	—	—	—	—	(2)
Weighted average interest rate	—	—	5.98%	(3)	—	—	—	5.98%
Unsecured debt - fixed rate (in thousands)	$50,000	170,000	145,000		140,000	175,000	1,050,000	1,730,000	1,587,477	(4)
Weighted average interest rate	3.80%	3.65%	3.12%		2.57%	2.74%	3.61%	3.41%
Secured debt - fixed rate (in thousands)	$61	122	128		1,672	—	—	1,983	1,892	(4)
Weighted average interest rate	3.85%	3.85%	3.85%		3.85%	—	—	3.85%

(1)The variable-rate unsecured bank credit facilities mature in July 2025 and as of June 30, 2023, have zero drawn on both the $625,000,000 unsecured bank credit facility and the $50,000,000 unsecured bank credit facility. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of June 30, 2023.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of June 30, 2023, it does not consider those exposures or positions that could arise after that date.  Assuming there was a $100,000,000 balance on the unsecured bank credit facilities, and if interest rates change by 10% or approximately 60 basis points, interest expense and cash flows would increase or decrease by approximately $600,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s second fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023:

Exhibit Number	Description
10.1*	EastGroup Properties, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K filed May 26, 2023).
10.2*
EastGroup Properties, Inc. Director Compensation Program Including the Independent Director Compensation Policy, as amended and restated as of May 25, 2023, pursuant to the 2023 Equity Incentive Plan. (filed herewith).

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

*Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 26, 2023

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer