Form 10-Q
period 2023-09-30
EASTGROUP PROPERTIES INC
filed 2023-10-25
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
or

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of October 24, 2023 was 46,330,421.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Real estate properties	$4,776,355	4,395,972
Development and value-add properties	552,461	538,449
	5,328,816	4,934,421
Less accumulated depreciation	(1,246,312)	(1,150,814)
	4,082,504	3,783,607
Unconsolidated investment	7,261	7,230
Cash and cash equivalents	374	56
Other assets	264,715	244,944
TOTAL ASSETS	$4,354,854	4,035,837

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$(1,760)	168,454
Unsecured debt, net of debt issuance costs	1,676,131	1,691,259
Secured debt, net of debt issuance costs	—	2,031
Accounts payable and accrued expenses	218,119	136,988
Other liabilities	83,099	83,666
Total Liabilities	1,975,589	2,082,398

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 46,277,057 shares issued and outstanding at September 30, 2023 and 43,575,539 at December 31, 2022	4	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; zero shares issued	—	—
Additional paid-in capital	2,706,064	2,251,521
Distributions in excess of earnings	(369,192)	(334,898)
Accumulated other comprehensive income	42,088	36,371
Total Stockholders’ Equity	2,378,964	1,952,998
Noncontrolling interest in joint ventures	301	441
Total Equity	2,379,265	1,953,439
TOTAL LIABILITIES AND EQUITY	$4,354,854	4,035,837

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUES
Income from real estate operations	$144,378	125,570	417,153	357,020
Other revenue	2,152	88	4,289	165
	146,530	125,658	421,442	357,185
EXPENSES
Expenses from real estate operations	40,709	35,033	114,662	98,643
Depreciation and amortization	42,521	39,277	125,830	113,079
General and administrative	3,429	3,967	13,017	12,503
Indirect leasing costs	147	119	436	410
	86,806	78,396	253,945	224,635
OTHER INCOME (EXPENSE)
Interest expense	(11,288)	(9,771)	(36,888)	(26,851)
Gain on sales of real estate investments	—	—	4,809	40,999
Other	474	326	1,661	888
NET INCOME	48,910	37,817	137,079	147,586
Net income attributable to noncontrolling interest in joint ventures	(14)	(25)	(43)	(75)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	48,896	37,792	137,036	147,511
Other comprehensive income - interest rate swaps	5,777	17,157	5,717	39,826
TOTAL COMPREHENSIVE INCOME	$54,673	54,949	142,753	187,337
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.07	0.87	3.07	3.49
Weighted average shares outstanding - Basic	45,658	43,467	44,688	42,308
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.07	0.87	3.06	3.48
Weighted average shares outstanding - Diluted	45,788	43,581	44,782	42,419

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the nine months ended September 30, 2023:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2022	$4	2,251,521	(334,898)	36,371	441	1,953,439
Net income	—	—	44,690	—	14	44,704
Net unrealized change in fair value of interest rate swaps	—	—	—	(10,262)	—	(10,262)
Common dividends declared – $1.25 per share	—	—	(55,414)	—	—	(55,414)
Stock-based compensation, net of forfeitures	—	3,477	—	—	—	3,477
Issuance of 652,909 shares of common stock, common stock offering, net of expenses	—	105,321	—	—	—	105,321
Withheld 31,254 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,836)	—	—	—	(4,836)
Withheld 46 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(7)	—	—	—	(7)
Net distributions to noncontrolling interest	—	—	—	—	(40)	(40)
BALANCE, MARCH 31, 2023	4	2,355,476	(345,622)	26,109	415	2,036,382
Net income	—	—	43,450	—	15	43,465
Net unrealized change in fair value of interest rate swaps	—	—	—	10,202	—	10,202
Common dividends declared – $1.25 per share	—	—	(56,762)	—	—	(56,762)
Stock-based compensation, net of forfeitures	—	2,771	—	—	—	2,771
Issuance of 1,065,678 shares of common stock, common stock offering, net of expenses	—	177,749	—	—	—	177,749
Net distributions to noncontrolling interest	—	—	—	—	(86)	(86)
BALANCE, JUNE 30, 2023	4	2,535,996	(358,934)	36,311	344	2,213,721
Net income	—	—	48,896	—	14	48,910
Net unrealized change in fair value of interest rate swaps	—	—	—	5,777	—	5,777
Common dividends declared – $1.27 per share	—	—	(59,154)	—	—	(59,154)
Stock-based compensation, net of forfeitures	—	2,766	—	—	—	2,766
Issuance of 953,070 shares of common stock, common stock offering, net of expenses	—	167,315	—	—	—	167,315
Withheld 74 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(13)	—	—	—	(13)
Net distributions to noncontrolling interest	—	—	—	—	(57)	(57)
BALANCE, SEPTEMBER 30, 2023	$4	2,706,064	(369,192)	42,088	301	2,379,265

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the nine months ended September 30, 2022:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2021	$4	1,886,820	(318,056)	1,302	1,390	1,571,460
Net income	—	—	63,580	—	24	63,604
Net unrealized change in fair value of interest rate swaps	—	—	—	15,828	—	15,828
Common dividends declared – $1.10 per share	—	—	(45,953)	—	—	(45,953)
Stock-based compensation, net of forfeitures	—	2,594	—	—	—	2,594
Issuance of 385,538 shares of common stock, common stock offering, net of expenses	—	74,179	—	—	—	74,179
Withheld 34,251 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(7,265)	—	—	—	(7,265)
Net distributions to noncontrolling interest	—	—	—	—	(58)	(58)
BALANCE, MARCH 31, 2022	4	1,956,328	(300,429)	17,130	1,356	1,674,389
Net income	—	—	46,139	—	26	46,165
Net unrealized change in fair value of interest rate swaps	—	—	—	6,841	—	6,841
Common dividends declared – $1.10 per share	—	—	(48,034)	—	—	(48,034)
Stock-based compensation, net of forfeitures	—	3,062	—	—	—	3,062
Issuance of 1,868,809 shares of common stock, net of expenses, in the purchase of real estate	—	303,682	—	—	—	303,682
Net distributions to noncontrolling interest	—	—	—	—	(31)	(31)
BALANCE, JUNE 30, 2022	4	2,263,072	(302,324)	23,971	1,351	1,986,074
Net income	—	—	37,792	—	25	37,817
Net unrealized change in fair value of interest rate swaps	—	—	—	17,157	—	17,157
Common dividends declared –$1.25 per share	—	—	(54,531)	—	—	(54,531)
Stock-based compensation, net of forfeitures	—	2,855	—	—	—	2,855
Issuance of 6,368 shares of common stock, common stock offering, net of expenses	—	1,010	—	—	—	1,010
Withheld 733 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(106)	—	—	—	(106)
Net distributions to noncontrolling interest	—	—	—	—	(90)	(90)
BALANCE, SEPTEMBER 30, 2022	$4	2,266,831	(319,063)	41,128	1,286	1,990,186

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$137,079	147,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,830	113,079
Stock-based compensation expense	6,835	6,530
Gain on sales of real estate investments	(4,809)	(40,999)
Gain on sales of non-operating real estate	(446)	—
Gain on involuntary conversion and business interruption claims	(4,187)	—
Changes in operating assets and liabilities:
Accrued income and other assets	(11,986)	(2,743)
Accounts payable, accrued expenses and prepaid rent	50,434	52,496
Other	1,349	602
NET CASH PROVIDED BY OPERATING ACTIVITIES	300,099	276,551
INVESTING ACTIVITIES
Development and value-add properties	(286,256)	(395,313)
Purchases of real estate	(87,338)	(2,049)
Real estate improvements	(42,097)	(31,043)
Net proceeds from sales of real estate investments and non-operating real estate	13,821	51,006
Leasing commissions	(22,712)	(26,968)
Proceeds from involuntary conversion on real estate assets	1,339	—
Changes in accrued development costs	26,724	22,141
Changes in other assets and other liabilities	7,060	(3,328)
NET CASH USED IN INVESTING ACTIVITIES	(389,459)	(385,554)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	334,230	695,726
Repayments on unsecured bank credit facilities	(504,230)	(749,053)
Proceeds from unsecured debt	100,000	375,000
Repayments on unsecured debt	(115,000)	(75,000)
Repayments on secured debt	(1,970)	(60,070)
Debt issuance costs	(1,796)	(1,617)
Distributions paid to stockholders (not including dividends accrued)	(166,960)	(139,597)
Proceeds from common stock offerings	450,869	75,379
Common stock offering related costs	(484)	(190)
Other	(4,981)	(11,120)
NET CASH PROVIDED BY FINANCING ACTIVITIES	89,678	109,458
INCREASE IN CASH AND CASH EQUIVALENTS	318	455
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56	4,393
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$374	4,848
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $11,864 and $8,515 for 2023 and 2022, respectively	$30,888	21,550
Cash paid for operating lease liabilities	1,620	1,445
Common stock issued in the purchase of real estate	—	303,682
Debt assumed in the purchase of real estate	—	60,000
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$—	398

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

As of December 31, 2022 and September 30, 2023, EastGroup had a 95% controlling interest in a joint venture arrangement which owns 6.5 acres of land in San Diego, known by the Company as the Miramar land. During the three months ended September 30, 2023, EastGroup acquired 29.3 acres of land in Denver, known by the Company as Arista 36 Business Park Land. A joint venture was formed through which EastGroup owns a 99.5% controlling interest in the property. As of September 30, 2023, EastGroup continued to hold a controlling interest in two joint venture arrangements.

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

(4)LEASE REVENUE
The Company’s primary revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Lease income — operating leases	$106,683	93,548	311,529	267,423
Variable lease income (1)	37,695	32,022	105,624	89,597
Income from real estate operations	$144,378	125,570	417,153	357,020

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

(5)REAL ESTATE PROPERTIES
EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the nine month periods ended September 30, 2023 and 2022, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $35,031,000 and $103,567,000 for the three and nine months ended September 30, 2023, respectively, and $32,052,000 and $92,159,000 for the same periods in 2022.

The Company’s Real estate properties and Development and value-add properties at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Real estate properties:
Land	$808,077	730,445
Buildings and building improvements	3,271,579	3,012,319
Tenant and other improvements	678,359	633,817
Right of use assets — Ground leases (operating) (1)	18,340	19,391
Development and value-add properties (2)	552,461	538,449
	5,328,816	4,934,421
Less accumulated depreciation	(1,246,312)	(1,150,814)
	$4,082,504	3,783,607

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

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
acquisitions in 2022 and the first nine months of 2023 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2022 and 2023 acquisitions.

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

Amortization expense for in-place lease intangibles was $1,895,000 and $6,031,000 for the three and nine months ended September 30, 2023, respectively, and $2,541,000 and $7,204,000 for the same periods in 2022. Amortization of above and below market lease intangibles increased rental income by $560,000 and $1,855,000 for the three and nine months ended September 30, 2023, respectively, and $605,000 and $1,957,000 for the same periods in 2022.

During nine months ended September 30, 2023, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2023	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)
Craig Corporate Center	Las Vegas, NV	156,000	04/18/2023	$34,365
Blue Diamond Business Park	Las Vegas, NV	254,000	09/05/2023	52,973
Total operating property acquisitions		410,000		$87,338
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the nine months ended September 30, 2023.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2023	Cost
(In thousands)
Land	$34,006
Buildings and building improvements	48,792
Tenant and other improvements	1,175
Total real estate properties acquired	83,973
In-place lease intangibles (1)	4,294
Below market lease intangibles (2)	(929)
Total assets acquired, net of liabilities assumed	$87,338
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

The leases in the properties acquired during the nine months ended September 30, 2023 had a weighted average remaining lease term at acquisition of approximately 9.0 years.

Also during the nine months ended September 30, 2023, EastGroup purchased 210.1 acres of development land in five markets for $44,468,000.

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

Also during the year ended December 31, 2022, the Company acquired the 1% noncontrolling partnership interest in Speed Distribution Center in San Diego for $18,599,000. EastGroup continues to control and own 100% of the property.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three and nine month periods ended September 30, 2023 and 2022.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of September 30, 2023 and December 31, 2022.

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

The Company sold one operating property during the nine months ended September 30, 2023 and three operating properties during the year ended December 31, 2022, as shown in the table below. The results of operations and gains and losses on sales for the properties sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments. The Company did not consider its sales in 2022 or 2023 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

A summary of Gain on sales of real estate investments for the nine months ended September 30, 2023 and the year ended December 31, 2022 follows:

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

The table above includes sales of operating properties. During the nine months ended September 30, 2023, the Company also sold 11.9 acres of land in Houston and Fort Worth, for $4,750,000 and recognized gains on the sales of $446,000. The Company did not sell any land during the year ended December 31, 2022. The gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Leasing costs (principally commissions)	$154,485	140,273
Accumulated amortization of leasing costs	(54,841)	(48,249)
Leasing costs (principally commissions), net of accumulated amortization	99,644	92,024

Acquired in-place lease intangibles	38,136	37,181
Accumulated amortization of acquired in-place lease intangibles	(18,967)	(16,276)
Acquired in-place lease intangibles, net of accumulated amortization	19,169	20,905

Acquired above market lease intangibles	481	496
Accumulated amortization of acquired above market lease intangibles	(298)	(251)
Acquired above market lease intangibles, net of accumulated amortization	183	245

Straight-line rents receivable	69,480	61,452
Accounts receivable	7,141	9,568
Interest rate swap assets	42,088	38,352
Right of use assets — Office leases (operating)	1,682	2,050
Escrow deposits and prepaid costs for pending transactions	1,981	2,522
Goodwill	990	990
Prepaid insurance	11,331	2,681
Receivable for insurance proceeds	4,433	2,828
Prepaid expenses and other assets	6,593	11,327
Total Other assets	$264,715	244,944

(10) DEBT

The Company’s debt is detailed below:

	September 30, 2023	December 31, 2022
	(In thousands)
Unsecured bank credit facilities - variable rate, carrying amount	$—	170,000
Unamortized debt issuance costs	(1,760)	(1,546)
Unsecured bank credit facilities, net of debt issuance costs	(1,760)	168,454

Unsecured debt - fixed rate, carrying amount (1)	1,680,000	1,695,000
Unamortized debt issuance costs	(3,869)	(3,741)
Unsecured debt, net of debt issuance costs	1,676,131	1,691,259

Secured debt - fixed rate, carrying amount (1)	—	2,041
Unamortized debt issuance costs	—	(10)
Secured debt, net of debt issuance costs	—	2,031

Total debt, net of debt issuance costs	$1,674,371	1,861,744

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

The Company’s $625,000,000 unsecured bank credit facility, which was increased in January 2023 by $200,000,000 from $425,000,000, is with a group of 11 banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $125,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of September 30, 2023, was SOFR plus 76.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2023, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 6.094%. The Company has two standby letters of credit totaling $2,655,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company's $50,000,000 unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2023, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2023, the interest rate was 6.185% with no outstanding balance.

For both facilities, the margin and facility fee are subject to changes in the Company's credit ratings. Although the Company’s current credit rating is Baa2, given the strength of the Company’s key credit metrics, initial pricing for the credit facilities is based on the BBB+/Baa1 credit ratings level. This favorable pricing level will be retained provided that the Company’s consolidated leverage ratio, as defined in the applicable agreements, remains less than 32.5%. The $625,000,000 facility also includes a sustainability-linked pricing component pursuant to which the applicable interest margin is reduced by one basis point if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the year ended December 31, 2022, which effectively reduced the margin on this unsecured bank credit facility during 2023 by one basis point from 77.5 to 76.5 basis points.

In January 2023, the Company closed a $100,000,000 senior unsecured term loan with a term of seven years and interest only payments, which bears interest at the annual rate of SOFR plus an applicable margin (1.35% as of September 30, 2023) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 5.27%.

On March 31, 2023, EastGroup repaid a $65,000,000 senior unsecured term loan with a total effectively fixed interest rate of 2.31%. The loan, which was scheduled to mature on April 1, 2023, was repaid with no penalty.

In August 2023, the Company made a scheduled $50,000,000 principal repayment on its senior unsecured notes with a fixed interest rate of 3.80%.

In September 2023, EastGroup repaid a mortgage loan with a balance of $1,905,000, an interest rate of 3.85% and an original maturity date of November 30, 2026.

Also in September 2023, the Company closed on the refinance of a $100,000,000 senior unsecured term loan with five years remaining. The amended term loan provides for interest only payments currently at an interest rate of SOFR plus 95 basis points, based on the Company’s current credit ratings and consolidated leverage ratio, which is a 45 basis point reduction in the credit spread compared to the original term loan. The Company has an interest rate swap agreement which converts the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan, providing a total effectively fixed interest rate of 2.61%.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of September 30, 2023, are as follows:

Years Ending December 31,	(In thousands)
2023 - Remainder of year	$—
2024	170,000
2025	145,000
2026	140,000
2027	175,000
2028 and beyond	1,050,000
Total	$1,680,000

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Property taxes payable	$63,956	6,823
Development costs payable	44,156	21,305
Retainage payable	14,884	11,011
Real estate improvements and capitalized leasing costs payable	6,504	5,182
Interest payable	14,205	9,597
Dividends payable	60,322	55,952
Book overdraft (1)	3,419	13,370
Other payables and accrued expenses	10,673	13,748
Total Accounts payable and accrued expenses	$218,119	136,988

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities.

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Security deposits	$36,404	34,272
Prepaid rent and other deferred income	19,202	17,004
Operating lease liabilities — Ground leases	19,044	19,906
Operating lease liabilities — Office leases	1,766	2,139

Acquired below market lease intangibles	10,800	10,735
Accumulated amortization of below market lease intangibles	(5,009)	(3,957)
Acquired below market lease intangibles, net of accumulated amortization	5,791	6,778

Interest rate swap liabilities	—	1,981
Other liabilities	892	1,586
Total Other liabilities	$83,099	83,666

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$36,311	23,971	36,371	1,302
Other comprehensive income - interest rate swaps	5,777	17,157	5,717	39,826
Balance at end of period	$42,088	41,128	42,088	41,128

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

As of September 30, 2023, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $18,229,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserved the presentation of derivatives consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which was issued to defer the sunset date of Topic 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of September 30, 2023	Notional Amount as of December 31, 2022
	(In thousands)
Interest Rate Swap	—	$65,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$50,000	$50,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$50,000	$50,000
Interest Rate Swap	$100,000	$100,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022. See Note 17 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of September 30, 2023		Derivatives As of December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$42,088	Other assets	$38,352
Interest rate swap liabilities	Other liabilities	—	Other liabilities	1,981

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income recognized in Other comprehensive income on derivatives	$10,463	18,162	18,719	39,517
Amount of (income) loss reclassified from Accumulated other comprehensive income into Interest expense	(4,686)	(1,005)	(13,002)	309

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of September 30, 2023, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$48,896	37,792	137,036	147,511
Denominator – weighted average shares outstanding - Basic	45,658	43,467	44,688	42,308
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$48,896	37,792	137,036	147,511
Denominator:
Weighted average shares outstanding - Basic	45,658	43,467	44,688	42,308
Unvested restricted stock	130	114	94	111
Weighted average shares outstanding - Diluted	45,788	43,581	44,782	42,419

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

The long-term compensation awards include components based on the Company’s total shareholder return over the upcoming three years and the employee’s continued service as of the vesting dates. The total shareholder return component is subject to bright-line tests that compare the Company’s total shareholder return to the Nareit Equity Index and to the member companies of the Nareit industrial index. The Company begins recognizing expense for these awards based on the grant date fair value of the awards which is determined using a simulation pricing model developed to specifically accommodate the unique features of the award. These market-based awards are expensed on a straight-line basis over the requisite service period (75% vests at the end of the three-year performance period and 25% vests the following year). The long-term awards subject only to continuing employment are expensed on a straight-line basis over the requisite service period (25% vests in each of the following four years).

The annual equity compensation awards include components based on certain annual Company performance measures and individual annual performance goals over the upcoming year. The certain Company performance measures for 2023 are: (i) funds from operations (“FFO”) per share, (ii) cash same property net operating income change, (iii) debt-to-EBITDAre ratio, and (iv) fixed charge coverage. The Company begins recognizing expense for its estimate of the shares that could be earned pursuant to these awards on the grant date; the expense is adjusted to estimated performance levels during the performance period and to actual upon the determination of the awards. The shares are expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period (34% vests at the end of the one year performance period and 33% vests in each of the following two years). Any shares issued pursuant to the individual annual performance goals are determined by the Committee in its discretion following the performance period. The Company begins recognizing the expense for the shares on the grant date and will expense on a straight-line basis over the remaining service period (34% vests at the end of the one year performance period and 33% vests in each of the following two years).

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

Stock-based compensation cost for employees was $2,593,000 and $8,424,000 for the three and nine months ended September 30, 2023, respectively, of which $886,000 and $2,180,000 were capitalized as part of the Company’s development costs. For the three and nine months ended September 30, 2022, stock-based compensation cost for employees was $2,625,000 and $8,175,000, respectively, of which $645,000 and $1,981,000 were capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $174,000 and $591,000 for the three and nine months ended September 30, 2023, respectively, and $230,000 and $336,000 for the same periods in 2022.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the nine months ended September 30, 2023, the Company withheld 31,254 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the nine months ended

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2023 was $9,222,000. As of the vesting dates, the aggregate fair value of shares that vested during the nine months ended September 30, 2023 was $12,208,000.

Award Activity:	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	84,616	$153.76	102,508	$133.29
Granted (1) (2)	—	—	61,875	149.05
Forfeited	—	—	(1,015)	144.79
Vested	(52)	120.39	(78,804)	123.53
Unvested at end of period	84,564	$153.78	84,564	$153.78

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$374	374	56	56
Interest rate swap assets	42,088	42,088	38,352	38,352
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	—	—	170,000	169,684
Unsecured debt (2)	1,680,000	1,497,801	1,695,000	1,548,221
Secured debt (2)	—	—	2,041	1,918
Interest rate swap liabilities	—	—	1,981	1,981
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

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, applies to the Company. Also, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Topic 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the nine months ended September 30, 2023. See Note 14 in the Notes to Consolidated Financial Statements for further evaluation of these ASUs.

(21) SUBSEQUENT EVENTS
On September 28 and 29, 2023, the Company sold 53,364 shares of common stock under its continuous common equity program, providing aggregate net proceeds to the Company of $8,794,000. These shares were deemed to be issued and outstanding upon settlement in October 2023.

Subsequent to September 30, 2023, EastGroup acquired McKinney Logistics Center, a 193,000 square foot business distribution building for approximately $26,000,000. The building is located in the Northeast submarket of Dallas and is 100% leased.

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

The risks included herein are not exhaustive, and investors should be aware that there may be other factors that could adversely affect our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as such factors may be updated from time to time in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2023, economic uncertainty and stock market volatility have increased due to a number of factors, including rising inflation, increasing interest rates, and lingering supply chain disruptions. While these factors have not had a significant adverse impact on EastGroup to date, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company's leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. During the nine months ended September 30, 2023, EastGroup sold, and subsequently settled the issuance of, 2,725,021 shares of common stock through its continuous common equity offering program at a weighted average price of $170.39 per share, providing aggregate net proceeds to the Company of $459,179,000. Included in this activity are 53,364 shares sold on September 28 and September 29, 2023, providing aggregate net proceeds to the Company of $8,794,000, which were deemed to be issued and outstanding upon settlement in October 2023. Also during the nine months ended September 30, 2023, the Company closed a $100,000,000 senior unsecured term loan with an effectively fixed interest rate of 5.27%. Additionally, the Company amended its unsecured bank credit facilities, effective January 2023, to expand the total capacity on its unsecured bank credit facilities from $475,000,000 to $675,000,000 and to replace LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate. The maturity date remains July 30, 2025. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary revenue is rental income.  During the nine months ended September 30, 2023, EastGroup executed new and renewal leases on 6,159,000 square feet (11.3% of the operating portfolio’s total square footage of 54,581,000). For new and renewal leases signed during the first nine months of 2023, average rental rates increased by 52.7% as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $3.06 for the nine months ended September 30, 2023, compared to $3.48 for the same period of 2022, a 12.1% decrease. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2022 through September 30, 2023), increased 6.5% for the nine months ended September 30, 2023, as compared to the same period in 2022.

EastGroup’s operating portfolio was 98.5% leased and 97.7% occupied as of September 30, 2023, compared to 99.0% and 98.5%, respectively, at September 30, 2022.  As of October 24, 2023, the operating portfolio was 98.4% leased and 97.9%

occupied. Leases scheduled to expire for the remainder of 2023 were 2.0% of the operating portfolio on a square foot basis at September 30, 2023, and this percentage was reduced to 1.6% as of October 24, 2023.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the nine months ended September 30, 2023, EastGroup acquired 210.1 acres of development land in Tampa, Dallas, San Antonio, Phoenix and Denver for $44,468,000. The Company also began construction of 10 development projects containing 2,191,000 square feet in seven markets.  EastGroup also transferred 12 development and value-add projects (2,241,000 square feet) in 10 markets from its development and value-add program to real estate properties, with costs of $258,319,000 at the date of transfer. As of September 30, 2023, EastGroup’s development and value-add program consisted of 18 projects (3,931,000 square feet) located in 12 markets. The projected total investment for the development and value-add projects, which were collectively 17.6% leased as of October 24, 2023, is $548,100,000, of which $230,650,000 remained to be invested as of September 30, 2023.

During the nine months ended September 30, 2023, EastGroup acquired two operating properties in Las Vegas containing 410,000 square feet for $87,338,000. There were no value-add property acquisitions during the period.

During the nine months ended September 30, 2023, EastGroup sold a 125,000 square foot operating property and 11.9 acres of land, generating gross sales proceeds of $14,350,000. The Company recognized $4,809,000 in Gain on sales of real estate investments and $446,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the nine months ended September 30, 2023.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current and prior year reporting periods. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and nine months ended September 30, 2023, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2022 through September 30, 2023. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
NET INCOME	$48,910	37,817	137,079	147,586
Gain on sales of real estate investments	—	—	(4,809)	(40,999)
Gain on sales of non-operating real estate	—	—	(446)	—
Interest income	(197)	(36)	(383)	(42)
Other revenue	(2,152)	(88)	(4,289)	(165)
Indirect leasing costs	147	119	436	410
Depreciation and amortization	42,521	39,277	125,830	113,079
Company’s share of depreciation from unconsolidated investment	31	31	93	93
Interest expense	11,288	9,771	36,888	26,851
General and administrative expense	3,429	3,967	13,017	12,503
Noncontrolling interest in PNOI of consolidated joint ventures	(16)	(31)	(47)	(84)
PROPERTY NET OPERATING INCOME (“PNOI”)	103,961	90,827	303,369	259,232
PNOI from 2022 and 2023 acquisitions	(4,807)	(4,261)	(13,548)	(5,686)
PNOI from 2022 and 2023 development and value-add properties	(12,433)	(5,100)	(33,295)	(10,533)
PNOI from 2022 and 2023 operating property dispositions	—	134	95	(31)
Other PNOI	49	109	248	222
SAME PNOI	86,770	81,709	256,869	243,204
Lease termination fee income from same properties	(209)	(24)	(419)	(2,397)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$86,561	81,685	256,450	240,807

PNOI was calculated as follows for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Income from real estate operations	$144,378	125,570	417,153	357,020
Expenses from real estate operations	(40,709)	(35,033)	(114,662)	(98,643)
Noncontrolling interest in PNOI of consolidated joint ventures	(16)	(31)	(47)	(84)
PNOI from 50% owned unconsolidated investment	308	321	925	939
PROPERTY NET OPERATING INCOME (“PNOI”)	$103,961	90,827	303,369	259,232

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$48,896	37,792	137,036	147,511
Depreciation and amortization	42,521	39,277	125,830	113,079
Company’s share of depreciation from unconsolidated investment	31	31	93	93
Depreciation and amortization from noncontrolling interest	(2)	(5)	(4)	(14)
Gain on sales of real estate investments	—	—	(4,809)	(40,999)
Gain on sales of non-operating real estate	—	—	(446)	—
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$91,446	77,095	257,700	219,670
Net income attributable to common stockholders per diluted share	$1.07	0.87	3.06	3.48
FFO attributable to common stockholders per diluted share	$2.00	1.77	5.75	5.18
Diluted shares for earnings per share and funds from operations	45,788	43,581	44,782	42,419

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2023 was $48,896,000 ($1.07 per basic and diluted share) and $137,036,000 ($3.07 per basic and $3.06 per diluted share), respectively, compared to $37,792,000 ($0.87 per basic and diluted share) and $147,511,000 ($3.49 per basic share and $3.48 per diluted share) for the same periods in 2022. See Results of Operations for further analysis.

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year. For the three months ended September 30, 2023, FFO was $2.00 per share compared with $1.77 per share for the same period of 2022, an increase of 13.0%. For the nine months ended September 30, 2023, FFO was $5.75 per share compared with $5.18 per share for the same period of 2022, an increase of 11.0%.

FFO increased during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to the increase in PNOI and other revenue, partially offset by the increase in interest expense.

•For the three months ended September 30, 2023, PNOI increased by $13,134,000, or 14.5%, as compared to the same period in 2022. PNOI increased $7,333,000 from newly developed and value-add properties, $5,061,000 from same property operations, $546,000 from 2022 and 2023 acquisitions and $134,000 from operating properties sold in 2022 and 2023.

For the nine months ended September 30, 2023, PNOI increased by $44,137,000, or 17.0%, as compared to the same period in 2022. PNOI increased $22,762,000 from newly developed and value-add properties, $13,665,000 from same property operations and $7,862,000 from 2022 and 2023 acquisitions; PNOI decreased $126,000 from operating properties sold in 2022 and 2023.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2022 through September 30, 2023). Same PNOI, excluding income from lease terminations, increased 6.0% and 6.5% for the three and nine months ended September 30, 2023, as compared to the same periods in 2022.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2022 through September 30, 2023). Same property average occupancy was 98.1% and 98.4% for the three and nine months ended September 30, 2023, respectively, compared to 98.5% and 98.1% for the same periods of 2022.

•The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2022 through September 30, 2023). The same property average rental rate was $7.66 and $7.55 per square foot for the three and nine months ended September 30, 2023, respectively, compared to $7.19 and $7.06 per square foot for the same periods of 2022.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2023 was 97.7%.  Quarter-end occupancy ranged from 97.9% to 98.5% over the previous four quarters ended September 30, 2022 to June 30, 2023.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.2% of the operating portfolio’s total square footage) averaged 55.4% for the three months ended September 30, 2023. For the nine months ended September 30, 2023, rental rate increases on new and renewal leases (11.3% of the operating portfolio’s total square footage) averaged 52.7%.

•Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and nine months ended September 30, 2023 was $221,000 and $532,000, respectively, compared to $24,000 and $2,397,000 for the same periods of 2022.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net reserves for uncollectible rent of $446,000 and $1,201,000 for the three and nine months ended September 30, 2023, compared to net reserves for uncollectible rent of $198,000 and $128,000 for the same periods of 2022. We evaluate the collectability of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent, we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the three and nine months ended September 30, 2023.

FINANCIAL CONDITION
EastGroup’s Total Assets were $4,354,854,000 at September 30, 2023, an increase of $319,017,000 from December 31, 2022.  Total Liabilities decreased $106,809,000 to $1,975,589,000, and Total Equity increased $425,826,000 to $2,379,265,000 during the same period.  The following paragraphs explain these changes in additional detail.

Assets
Real Estate Properties
Real estate properties increased $380,383,000 during the nine months ended September 30, 2023, primarily due to: (i) the transfer of 12 projects from Development and value-add properties to Real estate properties; (ii) the acquisition of two operating properties; (iii) capital improvements at the Company’s properties; and (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. The increases were partially offset by the sale of one operating property and the transfer of one property from Real estate properties to Development and value-add properties.

During the nine months ended September 30, 2023, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2023	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)
Craig Corporate Center	Las Vegas, NV	156,000	04/18/2023	$34,365
Blue Diamond Business Park	Las Vegas, NV	254,000	09/05/2023	52,973
Total operating property acquisitions		410,000		$87,338
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

During the nine months ended September 30, 2023, the Company made capital improvements of $43,054,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $14,429,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2023, EastGroup sold a 125,000 square foot operating property, generating gross sales proceeds of $9,600,000. The Company recognized $4,809,000 in Gain on sales of real estate investments during the nine months ended September 30, 2023.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at September 30, 2023 consisted of projects in lease-up and under construction of $317,450,000 and prospective development (primarily land) of $235,011,000.  The Company’s total investment in Development and value-add properties at September 30, 2023 was $552,461,000 compared to $538,449,000 at December 31, 2022.  Total capital invested for development during the first nine months of 2023 was $286,256,000, which consisted of improvement costs of $227,359,000 on development and value-add properties, $44,468,000 for new land investments, and costs of $14,429,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $3,171,000 and $7,983,000 for the three and nine months ended September 30, 2023, respectively, compared to $2,388,000 and $7,474,000 for the same periods of 2022.

There were no value-add acquisitions during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company acquired 210.1 acres of development land in Tampa, Dallas, San Antonio, Phoenix and Denver for $44,468,000. Costs associated with these acquisitions are included in the Development and Value-Add Properties table. These increases were offset by the transfer of 12 development and value-add projects to Real estate properties during the nine months ended September 30, 2023 with a total investment of $258,319,000 as of the date of transfer. The Company also transferred one operating property to Development and value-add properties with a total investment of $4,553,000 as of the date of transfer.

During the nine months ended September 30, 2023, EastGroup sold 11.9 acres of land, generating gross sales proceeds of $4,750,000. The Company recognized $446,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the nine months ended September 30, 2023.

A summary of the Company's Development and Value-Add Properties for the nine months ended September 30, 2023 follows:

	Actual or Estimated Building Size	Cumulative Costs Incurred as of 9/30/2023	Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	529,000	$65,749	$71,400
Under construction	3,402,000	251,701	476,700
Total lease-up and under construction	3,931,000	317,450	$548,100
Prospective development (primarily land)	9,850,000	235,011
Total Development and value-add properties as of September 30, 2023	13,781,000	$552,461

Total Development and value-add properties transferred to Real estate properties during the nine months ended September 30, 2023	2,241,000	$258,319	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $95,498,000 during the nine months ended September 30, 2023, primarily due to depreciation expense, partially offset by the sale of one operating property.

Other Assets
Other assets increased $19,771,000 during the nine months ended September 30, 2023.  See Note 9 in the Notes to Consolidated Financial Statements for further details.

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $170,214,000 during the nine months ended September 30, 2023, mainly due to repayments of $504,230,000 and new debt issuance costs incurred during the period, partially offset by borrowings of $334,230,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs decreased $15,128,000 during the nine months ended September 30, 2023, primarily due to the repayment of a $65,000,000 term loan in March, the $50,000,000 principal repayment on its senior unsecured notes in August and new debt issuance costs incurred during the period. These decreases were partially offset by the closing of a $100,000,000 senior unsecured term loan in January and the amortization of debt issuance costs. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $81,131,000 during the nine months ended September 30, 2023.  Refer to Note 11 in the Notes to Consolidated Financial Statements for further details.

Other liabilities decreased $567,000 during the nine months ended September 30, 2023.  See Note 12 in the Notes to Consolidated Financial Statements for further details.

Equity
Additional paid-in capital increased $454,543,000 during the nine months ended September 30, 2023, primarily due to the issuance of common stock under the Company’s continuous common equity offering program (as discussed in Liquidity and Capital Resources) and activity related to stock-based compensation (as discussed in Note 16 in the Notes to Consolidated Financial Statements). During the nine months ended September 30, 2023, EastGroup issued 2,671,657 shares of common stock through its continuous common equity offering program at a weighted average price of $170.46 per share, providing aggregate net proceeds to the Company of $450,385,000.

For the nine months ended September 30, 2023, Distributions in excess of earnings increased $34,294,000 as a result of dividends on common stock of $171,330,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $137,036,000.

Accumulated other comprehensive income increased $5,717,000 during the nine months ended September 30, 2023. The increase resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 13 and 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2023 was $48,896,000 ($1.07 per basic and diluted share) and $137,036,000 ($3.07 per basic and $3.06 per diluted share), respectively, compared to $37,792,000 ($0.87 per basic and diluted share) and $147,511,000 ($3.49 per basic share and $3.48 per diluted share) for the same periods in 2022. The following paragraphs provide further details with respect to these changes:

•EastGroup had no operating property sales during the three months ended September 30, 2023. The Company recognized Gains on sales of real estate investments of $4,809,000 ($0.11 per diluted share) during the nine months ended September 30, 2023. EastGroup recognized Gains on sales of real estate investments of $40,999,000 ($0.97 per diluted share) during the nine months ended September 30, 2022. There were no sales during the three months ended September 30, 2022. The Company’s 2022 and 2023 sales transactions are described in Note 8 of the Notes to Consolidated Financial Statements.

•Depreciation and amortization expense increased by $3,244,000 ($0.07 per diluted share) and $12,751,000 ($0.28 per diluted share) during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increase is primarily due to the operating properties acquired by the Company in 2022 and 2023 and the properties transferred from Development and value-add properties in 2022 and 2023, partially offset by operating properties sold in 2022 and 2023.

•Interest expense increased by $1,517,000 ($0.03 per diluted share) and $10,037,000 ($0.22 per diluted share) during the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. See the table below for details.

•PNOI increased by $13,134,000 ($0.29 per diluted share), or 14.5%, for the three months ended September 30, 2023, as compared to the same period in 2022. PNOI increased $7,333,000 from newly developed and value-add properties, $5,061,000 from same property operations, $546,000 from 2022 and 2023 acquisitions and $134,000 from operating properties sold in 2022 and 2023. Lease termination fee income was $221,000 and $24,000 for the three month periods ended September 30, 2023 and 2022, respectively. The Company recorded net reserves for uncollectible rent of $446,000 and $198,000 for the three months ended September 30, 2023 and 2022, respectively. Straight-lining of rent increased PNOI by $2,343,000 and $2,764,000 for the three months ended September 30, 2023 and 2022, respectively.

PNOI increased by $44,137,000 ($0.99 per diluted share), or 17.0%, for the nine months ended September 30, 2023, as compared to the same period in 2022. PNOI increased $22,762,000 from newly developed and value-add properties, $13,665,000 from same property operations, and $7,862,000 from 2022 and 2023 acquisitions; PNOI decreased $126,000 from operating properties sold in 2022 and 2023. Lease termination fee income was $532,000 and $2,397,000 for the nine month periods ended September 30, 2023 and 2022, respectively. The Company recorded net reserves for uncollectible rent of $1,201,000 and $128,000 for the nine months ended September 30, 2023 and 2022, respectively. Straight-lining of rent increased PNOI by $8,787,000 and $6,654,000 for the nine months ended September 30, 2023 and 2022, respectively.

•During the three and nine months ended September 30, 2023, EastGroup recognized gains on involuntary conversion and business interruption claims of $2,118,000 ($0.05 per diluted share) and $4,187,000 ($0.09 per diluted share), respectively. There were no gains on involuntary conversion and business interruption claims during the three and nine months ended September 30, 2022.

EastGroup entered into 22 leases with certain rent concessions on 515,000 square feet during the three months ended September 30, 2023, with total rent concessions of $863,000 over the lives of the leases. During the same period of 2022, the Company entered into 24 leases with certain rent concessions on 1,178,000 square feet with total rent concessions of $2,293,000 over the lives of the leases.

EastGroup entered into 62 leases with certain rent concessions on 2,337,000 square feet during the nine months ended September 30, 2023, with total rent concessions of $5,130,000 over the lives of the leases. During the same period of 2022, the Company entered into 90 leases with certain rent concessions on 3,824,000 square feet with total rent concessions of $6,126,000 over the lives of the leases.

The Company’s percentage of leased square footage for the operating portfolio was 98.5% at September 30, 2023, compared to 99.0% at September 30, 2022.  Occupancy for the Company’s operating portfolio at September 30, 2023 was 97.7% compared to 98.5% at September 30, 2022.

The following table presents the components of Interest expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest - variable rate (excluding amortization of facility fees and debt issuance costs)	$155	1,653	(1,498)	2,260	2,904	(644)
Amortization of facility fees - unsecured bank credit facilities	255	180	75	750	533	217
Amortization of debt issuance costs - unsecured bank credit facilities	253	163	90	750	488	262
Total variable rate interest expense	663	1,996	(1,333)	3,760	3,925	(165)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	14,613	11,147	3,466	44,227	30,881	13,346
Secured debt interest (excluding amortization of debt issuance costs)	12	20	(8)	51	69	(18)
Amortization of debt issuance costs - unsecured debt	222	179	43	683	488	195
Amortization of debt issuance costs - secured debt	29	1	28	31	3	28
Total fixed rate interest expense	14,876	11,347	3,529	44,992	31,441	13,551
Total interest	15,539	13,343	2,196	48,752	35,366	13,386
Less capitalized interest	(4,251)	(3,572)	(679)	(11,864)	(8,515)	(3,349)
TOTAL INTEREST EXPENSE	$11,288	9,771	1,517	36,888	26,851	10,037
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.

The Company’s variable rate interest expense decreased by $1,333,000 and $165,000 for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, primarily due to a decrease in average borrowings, partially offset by an increase in the Company’s weighted average variable interest rates on its unsecured bank credit facilities, as shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$10,076	195,276	(185,200)	$54,309	210,841	(156,532)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	6.09%	3.36%		5.56%	1.84%

The Company’s fixed rate interest expense increased by $3,529,000 and $13,551,000 for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily as a result of the unsecured debt activity described below.

Interest expense from fixed rate unsecured debt increased by $3,466,000 and $13,346,000 during the three and nine months ended September 30, 2023, as compared to the same periods in 2022. The increases resulted from the Company’s unsecured debt activity described below. The details of the unsecured debt obtained in 2022 and 2023 as of September 30, 2023 are shown in the following table:

NEW UNSECURED DEBT IN 2022 AND 2023	Margin	Effectively Fixed Interest Rate	Date Obtained	Maturity Date	Amount
					(In thousands)
$100 Million Senior Unsecured Term Loan (1)(2)	0.95%	2.61%	03/31/2022	09/29/2028	$100,000
$150 Million Senior Unsecured Notes	Not applicable	3.03%	04/20/2022	04/20/2032	150,000
$50 Million Senior Unsecured Term Loan (1)	0.95%	4.09%	08/31/2022	08/30/2024	50,000
$75 Million Senior Unsecured Term Loan (1)	0.95%	4.00%	08/31/2022	08/31/2027	75,000
$75 Million Senior Unsecured Notes	Not applicable	4.90%	10/12/2022	10/12/2033	75,000
$75 Million Senior Unsecured Notes	Not applicable	4.95%	10/12/2022	10/12/2034	75,000
$100 Million Senior Unsecured Term Loan (1)	1.35%	5.27%	01/13/2023	01/13/2030	100,000
Weighted Average/Total Amount for 2022 and 2023		3.98%			$625,000

(1) The interest rates on these unsecured term loans are comprised of Term SOFR plus a margin which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into interest rate swap agreements (further described in Note 14) to convert the loans’ Term SOFR rates to effectively fixed interest rates. The interest rates in the table above are the effectively fixed interest rates for the loans, including the effects of the interest rate swaps, as of September 30, 2023.
(2) This term loan was amended and refinanced effective September 29, 2023. The margin was reduced by approximately 45 basis points, changing the effectively fixed rate from 3.06% to 2.61%.

The increase in interest expense from the new unsecured debt was partially offset by the repayment of the following unsecured debt during 2022 and 2023:

UNSECURED DEBT REPAID IN 2022 AND 2023	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$75 Million Senior Unsecured Term Loan	3.03%	02/28/2022	$75,000
$65 Million Senior Unsecured Term Loan	2.31%	03/31/2023	65,000
$50 Million Senior Unsecured Notes	3.80%	08/28/2023	50,000
Weighted Average/Total Amount for 2022 and 2023	2.99%		$190,000

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $679,000 and $3,349,000 during the three and nine months ended September 30, 2023, as compared to the same periods of 2022, due to increased borrowing rates and changes in development spending.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and nine months ended September 30, 2023 and 2022 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2023	2022	2023	2022
		(In thousands)
Upgrade on acquisitions	40 yrs	$217	126	711	458
Tenant improvements:
New tenants	Lease life	4,568	3,437	13,869	9,775
Renewal tenants	Lease life	947	606	2,511	2,477
Other:
Building improvements	5-40 yrs	2,290	2,509	6,727	7,926
Roofs	5-15 yrs	4,582	2,733	15,457	5,665
Parking lots	3-5 yrs	1,014	373	2,808	1,598
Other	5 yrs	512	658	971	1,398
Total real estate improvements (1)		$14,130	10,442	43,054	29,297

(1)Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Total real estate improvements	$43,054	29,297
Change in real estate property payables	(298)	(1)
Change in construction in progress	(659)	1,747
Real estate improvements on the Consolidated Statements of Cash Flows	$42,097	31,043

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2023 and 2022 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2023	2022	2023	2022
		(In thousands)
Development and value-add	Lease life	$1,388	3,654	7,405	10,422
New tenants	Lease life	2,600	2,414	7,695	8,554
Renewal tenants	Lease life	3,448	2,881	8,739	9,779
Total capitalized leasing costs (1)		$7,436	8,949	23,839	28,755
Amortization of leasing costs		$5,595	4,684	16,232	13,716
(1)Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Total capitalized leasing costs	$23,839	28,755
Change in leasing commissions payables	(1,127)	(1,787)
Leasing commissions on the Consolidated Statements of Cash Flows	$22,712	26,968

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

The Company did not classify any properties as held for sale as of September 30, 2023 and December 31, 2022.

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

The Company sold an operating property during the nine months ended September 30, 2023, as discussed in Note 8 of the Notes to Consolidated Financial Statements. The results of operations and gains and losses on sales for the property sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales are included in Gain on sales of real estate investments. The Company did not consider its sale in 2023 to be a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

LIQUIDITY AND CAPITAL RESOURCES
We closely monitor our liquidity and capital resources. The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in the coming year to be consistent in nature with those for the nine months ended September 30, 2023.

Net cash provided by operating activities was $300,099,000 for the nine months ended September 30, 2023.  The primary other sources of cash were proceeds from common stock offerings; borrowings on unsecured bank credit facilities and unsecured debt; and net proceeds from sales of real estate investments and non-operating real estate.  The Company distributed $166,960,000 in common stock dividends during the nine months ended September 30, 2023.  Other primary uses of cash were for repayments on unsecured bank credit facilities and unsecured debt; the construction and development of properties; purchases of real estate; capital improvements at various properties; and leasing commissions.

As of September 30, 2023, the Company was contractually obligated to pay the dividend declared in August 2023, which was paid in October 2023. An amount for dividends payable of $60,322,000 was included in Accounts payable and accrued expenses at September 30, 2023, which includes dividends payable on unvested restricted stock of $1,658,000, which are subject to continued service and will be paid upon vesting in future periods.

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

In January 2023, the Company closed a $100,000,000 senior unsecured term loan with a seven-year term and interest only payments, which bears interest at the annual rate of SOFR plus an applicable margin (1.35% as of September 30, 2023) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 5.27%.

On March 31, 2023, EastGroup repaid a $65,000,000 senior unsecured term loan with a total effectively fixed interest rate of 2.31%. The loan, which was scheduled to mature on April 1, 2023, was repaid with no penalty.

In August 2023, the Company made a $50,000,000 principal repayment on senior unsecured notes with a fixed interest rate of 3.80%.

In September 2023, EastGroup repaid a mortgage loan with a balance of $1,905,000, an interest rate of 3.85% and an original maturity date of November 30, 2026. The Company has no remaining secured debt as of September 30, 2023.

Also in September 2023, the Company closed on the refinance of a $100,000,000 senior unsecured term loan with five years remaining. The amended term loan provides for interest only payments currently at an interest rate of SOFR plus 95 basis points, based on the Company’s current credit ratings and consolidated leverage ratio, which is a 45 basis point reduction in the credit spread compared to the original term loan. The Company has an interest rate swap agreement which converts the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan, providing a total effectively fixed interest rate of 2.61%.

On December 16, 2022, EastGroup entered into sales agreements with each of Robert W. Baird & Co. Incorporated; BNY Mellon Capital Markets, LLC; BofA Securities, Inc.; BTIG, LLC; Jefferies LLC; Raymond James & Associates, Inc.; Regions Securities LLC; Samuel A. Ramirez & Company, Inc.; TD Securities (USA) LLC; and Wells Fargo Securities, LLC in connection with the establishment of a continuous common equity offering program pursuant to which the Company may sell shares of its common stock with an aggregate gross sales price of up to $750,000,000 from time to time. As of October 25, 2023, the Company has sold an aggregate of 2,725,021 shares of common stock with gross proceeds of $464,305,000 under the sales agency financing agreements, and EastGroup may offer and sell additional shares of its common stock with an aggregate gross sales price of up to $285,695,000 through the sales agents.

During the nine months ended September 30, 2023, EastGroup sold, and subsequently settled the issuance of, 2,725,021 shares of common stock under its continuous common equity offering program at a weighted average price of $170.39 per share with gross proceeds to the Company of $464,305,000. The Company incurred offering-related costs of $5,126,000 during the nine months, resulting in net proceeds to the Company of $459,179,000. Included in this activity are 53,364 shares sold on September 28 and September 29, 2023, providing aggregate net proceeds to the Company of $8,794,000, which were deemed to be issued and outstanding upon settlement in October 2023.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2022, did not materially change during the nine months ended September 30, 2023.

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

The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of September 30, 2023.

	October – December 2023	2024	2025		2026	2027	Thereafter	Total	Fair Value
Unsecured bank credit facilities - variable rate (in thousands)	$—	—	—	(1)	—	—	—	—	—	(2)
Weighted average interest rate	—	—	6.14%	(3)	—	—	—	6.14%
Unsecured debt - fixed rate (in thousands)	$—	170,000	145,000		140,000	175,000	1,050,000	1,680,000	1,497,801	(4)
Weighted average interest rate	—	3.65%	3.12%		2.57%	2.74%	3.57%	3.37%

(1)The variable-rate unsecured bank credit facilities mature in July 2025 and as of September 30, 2023, have zero drawn on both the $625,000,000 unsecured bank credit facility and the $50,000,000 unsecured bank credit facility. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of September 30, 2023.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of September 30, 2023, it does not consider those exposures or positions that could arise after that date.  Assuming there was a $100,000,000 balance on the unsecured bank credit facilities, and if interest rates change by 10% or approximately 61 basis points, interest expense and cash flows would increase or decrease by approximately $610,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s third fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 through July 31, 2023 (1)	—	$—	—	—
August 1, 2023 through August 31, 2023 (1)	60	179.57	—	—
September 1, 2023 through September 30, 2023 (1)	14	165.86	—	—
Total	74	$176.98	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023:

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

Date:  October 25, 2023

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer