Form 10-K
period 2023-12-31
EASTGROUP PROPERTIES INC
filed 2024-02-14
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
December 31, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter:  $7,753,608,598.

The number of shares of common stock, $0.0001 par value, outstanding as of February 13, 2024 was 47,956,587.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.

PART I

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
•how and when pending forward equity sales may settle;
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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1.  BUSINESS.

The Company
EastGroup Properties, Inc., which we refer to in this Annual Report as the “Company,” “EastGroup,” “we,” “us” or “our,” is an internally-managed equity REIT first organized in 1969. EastGroup is focused on the development, acquisition and operation of industrial properties in major Sunbelt markets throughout the United States, primarily in the states of Florida, Texas, Arizona, California and North Carolina. EastGroup’s strategy for growth is based on ownership of premier distribution facilities generally clustered near major transportation features in supply-constrained submarkets. EastGroup is a Maryland corporation, and its common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “EGP.”  The Company has elected to be taxed and intends to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Available Information
The Company maintains a website at www.eastgroup.net.  The Company posts its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (the “SEC”).  In addition, the Company’s website includes items related to corporate governance matters, including, among other things, the Company’s corporate governance guidelines, charters of various committees of the Board of Directors, the Company's whistleblower program, and the Company’s code of ethics and business conduct applicable to all employees, officers and directors.  The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code of business conduct and ethics applicable to the Company’s directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.  Copies of these reports and corporate governance documents may be obtained, free of charge, from the Company’s website.  We are providing our website address solely for the information of investors, and the information on our website is not a part of or incorporated by reference into this annual report on Form 10-K or our other filings with the SEC.

You may also access any materials we file with the SEC through the EDGAR database on the SEC’s website at www.sec.gov.

Administration
EastGroup maintains its principal executive office and headquarters in Ridgeland, Mississippi.  The Company also has regional offices in Atlanta, Dallas and Los Angeles and asset management offices in Orlando, Tampa, Houston and Phoenix.  EastGroup has property management offices in Jacksonville, Miami, Charlotte, Greenville, San Antonio, Austin and San Francisco.  Offices at these locations allow the Company to provide property management services to 83% of the Company’s operating portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Georgia, Texas and California provide oversight of the Company’s development and value-add program. Properties that are either acquired but not stabilized or can be converted to a higher and better use are considered value-add properties.  As of December 31, 2023, EastGroup had 96 full-time employees.

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

As of December 31, 2023, EastGroup owned 510 industrial properties in 12 states. As of that same date, the Company’s portfolio, including development projects and value-add properties in lease-up and under construction, included approximately 59.2 million square feet consisting of 470 business distribution properties containing 53.9 million square feet, 17 bulk distribution properties containing 4.4 million square feet, and 23 business service properties containing 900,000 square feet. As of December 31, 2023, EastGroup’s operating portfolio was 98.7% leased to tenants in approximately 1,600 leases, with no single tenant accounting for more than approximately 1.8% of the Company’s annualized based rent (as defined in Item 2. Properties) for the year ended December 31, 2023. The properties in the development and value-add program were 18% leased as of December 31, 2023.

During 2023, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company acquired 987,000 square feet of operating properties and 328.3 acres of land for a total of $235,780,000.  Also during 2023, the Company began construction of 11 development projects containing 2.4 million square feet and transferred 13 projects, which contain 2.3 million square feet and had costs of $271,568,000 at the date of transfer, from its development and value-add program to real estate properties.

During 2023, EastGroup sold three operating properties containing 231,000 square feet and 11.9 acres of land, which generated gross proceeds of $43,150,000.

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

Environmental, Social and Governance (“ESG”) Matters
EastGroup’s commitment to ESG initiatives is evidenced by its building standards, corporate policies and procedures and company culture. At EastGroup, protecting the environment is important to the Company’s employees, customers and communities. The Company strives to support sustainability through its commitment to build high performance and environmentally responsible properties. Through EastGroup’s continued efforts, numerous properties have been Leadership in Energy and Environmental Design (“LEED”), Building Owners and Managers Association 360 and ENERGY STAR® certified, and while formal certification is not always pursued, the Company builds its development properties with the intention of meeting LEED certifiable standards. The Company consistently invests in energy-efficient improvements throughout its portfolio, such as LED lighting, skylights, white reflective roofing, electric vehicle charging stations and smart sensor irrigation systems. In June 2021, the Company amended and restated its unsecured revolving credit facility, providing for an incremental reduction in borrowing costs if a certain sustainability-linked metric is achieved. This metric is based on a target number of newly-constructed buildings with qualifying electric vehicle charging stations as a percentage of total qualifying buildings for each fiscal year. If the metric is achieved, the applicable interest rate margin on the Company’s $625,000,000 unsecured credit facility is reduced by one basis point for the following year. For the years ended December 31, 2022 and 2023, the metric was exceeded, which allowed for the interest rate reduction in each of the years subsequent to achieving the metric. The Company believes that its continued commitment to pursue environmentally conscious performance creates positive impacts on the environment and long-term value for the Company and its stakeholders.

During 2022, the Company furthered its commitment to ESG initiatives by partnering with a sustainability consulting firm and beginning to utilize an environmental data management platform, with the goal of more reliably tracking and benchmarking operational performance. Using the data obtained from these efforts, EastGroup completed its first GRESB Real Estate Assessment during 2023, which provided the Company with additional insight into its ESG management and performance as compared to industry peers.

The Company also worked to formalize its approach toward ESG management and risk assessment during 2023 by creating an environmental management system and implementing an ESG due diligence scorecard for potential building acquisitions, which includes an assessment of each building’s environmental and resilience characteristics, as well as a physical climate risk assessment. The Company released a Corporate Green Office Guide during 2022, which contains best environmental practices for its corporate offices, and it continues to seek additional ways to engage with tenants on environmental matters, including recycling initiatives, Earth Day celebrations, and other tenant appreciation events at many of its properties.

In addition, EastGroup and its employees are committed to social responsibility and are active participants in the communities where they live and work. EastGroup’s employees volunteer with numerous charitable organizations, and the Company coordinates volunteer opportunities for its employees and provides paid time off for volunteering in order to encourage participation and increase social engagement in all of the communities in which it operates.

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

Readers are encouraged to visit the “Priorities” page of the Company’s website and review its latest Environmental, Social & Governance Reports for more detail regarding EastGroup’s ESG programs and initiatives. Nothing on the Company’s website or in the referenced reports shall be deemed to be incorporated by reference into this Annual Report on Form 10-K.

Human Capital Matters
We believe our employees are a critical component of the success and sustainability of our Company, and we are committed to providing a diverse and inclusive work environment that encourages collaboration and teamwork.

•Workforce Diversity: As of December 31, 2023, we employed 96 team members, 99% considered full-time and 1% part-time, located in 15 offices in Arizona, California, Florida, Georgia, Mississippi, North Carolina, South Carolina and Texas, and as of such date, none of these employees were members of a union or subject to a collective bargaining agreement. Our team is comprised of the following types of personnel:

•asset, construction and property managers;
•accounting, administrative, human resources and information technology professionals; and

•our corporate leadership team.

Our employee base is gender diverse, with 74% identifying as women as of December 31, 2023 and 64% of new hires in 2023 identifying as women. The officer group is comprised of 49% women and 51% men. As of December 31, 2023, 15% of our employees self-identified as members of a racial or ethnic minority group. Our Board of Directors is 29% comprised of women, and one of seven Board members is a member of a racial or ethnic minority group. With 96 employees and 7 directors, each team member plays a vital role in the success of the Company.

•Employee Tenure: We believe our culture supports our employees and creates a positive, professional environment that encourages longevity for our team members. We seek to develop leaders and promote from within the organization when opportunities arise. As of December 31, 2023, the average tenure of our workforce was 9 years, and 13 years for our officers; 71% of our employees at the manager level and above were promoted from within the Company. Our voluntary turnover rate was 8%, and there was no involuntary turnover during the year ended December 31, 2023.

•Compensation, Benefits, Health and Safety: We offer a comprehensive employee benefits program and what we believe are socially-responsible policies and practices in order to support the overall well-being of our employees and create a safe, professional and inclusive work environment. Some of the benefits we offer include a robust 401(k) matching program, company-wide equity award program, generous personal leave policy, paid parental leave, flexible work schedules, paid time off for volunteering, annual health and wellness checkups, employer-paid health insurance for all full-time employees, tobacco cessation program, athletic club and tuition reimbursement programs, and a competitive pay structure. All of our employees are eligible for performance-based annual bonuses based on a percentage of salary.

•Training and Development: We have a formal, certificate-based learning program for all employees; learning objectives include topics such as diversity and inclusion, unconscious bias, anti-harassment, workplace violence & bullying and data security. All of our employees participate in annual performance reviews and feedback sessions. Our employees are provided with training, education and peer mentoring programs to further develop their professional skill set, enhancing the level of service provided to our customers and the quality of information disclosed to our stakeholders.

•Policies: We have various policies and practices in place, including a Code of Ethics and Business Conduct, Whistleblower Program, Equal Opportunity and Commitment to Diversity, Human Rights Statement, Vendor Code of Conduct, ADA & Reasonable Accommodation, Commitment to Safety, Community Service, Family Medical Leave, Maternity and Paternity Leave, Standards of Conduct, Corporate Green Office Guide, Environmental Management System, Workplace Violence Prevention, Healthy, Wealthy, Wise Benefits Summary, and Cybersecurity.

•Company and Board Engagement: We value our employees, and our focus on human capital management and other socially-responsible initiatives is at the forefront of discussions and decisions with both management and the Board of Directors. On a regular basis, Company management holds ESG-related discussions with the Board of Directors; in 2023, our management and the Board of Directors formally met to discuss these topics four times. The Nominating and Corporate Governance Committee of the Board of Directors has direct oversight over ESG and in 2023, met for two formal discussions on ESG and also received periodic updates from Company management.

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

In the case of FIRPTA withholding under clause (ii) above, the applicable withholding rate is currently 15%, and in the case of
FIRPTA withholding under clause (iii) above the withholding rate is currently 21%. For purposes of FIRPTA withholding under clause (iii), whether a capital gain dividend is attributable to the sale or exchange of a U.S. real property interest is determined taking into account the general exception from FIRPTA distribution treatment for distributions paid to certain non-U.S. stockholders under which any distribution by us to a non-U.S. stockholder with respect to any class of stock which is regularly traded on an established securities market located in the United States is not treated as gain recognized from the sale or exchange of a U.S. real property interest if such non-U.S. stockholder did not own more than 10% of such class of stock at any time during the one-year period ending on the date of such distribution. To the extent inconsistent, these Treasury Regulations supersede the discussion on withholding contained in the above-referenced disclosures (as supplemented) under the heading “Taxation of Non-U.S. Shareholders.” However, if, notwithstanding these Treasury Regulations, we encounter difficulties in properly characterizing a distribution for purposes of the withholding rules, we may decide to withhold on such distribution at the highest possible U.S. federal withholding rate that we determine could apply.

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

We face risks due to lack of geographic and real estate sector diversity.  Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Florida, Texas, Arizona, California and North Carolina. As of December 31, 2023, our largest markets were Houston and Dallas. We owned operating properties totaling 6.8 million square feet in Houston and 5.4 million square feet in Dallas, which represent 10.7% and 9.6%, respectively, of the Company’s total Real estate properties based on percentage of total annualized base rent (as defined in Item 2. Properties).  A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.  In addition, our investments in real estate assets are concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included other sectors of the real estate industry.

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

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.  The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining minimum debt service coverage and leverage ratios and maintaining insurance coverage.  These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations.  If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

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

Increases in interest rates would increase our interest expense. At December 31, 2023, we had no variable rate debt outstanding not protected by interest rate hedge contracts. We may incur variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

The number of shares of our common stock available for future sale and future offerings of debt or equity securities may be dilutive to existing stockholders and adversely affect the market price of our common stock. Our ability to execute our business strategy depends on our access to an appropriate blend of equity and debt financing, including common and preferred stock, lines of credit and other forms of secured and unsecured debt. We have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities on an as-needed basis, including shares under our Current 2023 ATM Program (as defined below). Sales of a substantial number of shares of our common stock (or the perception that such sales might occur), the issuance of common stock in connection with acquisitions and other equity issuances may dilute the holdings of our existing stockholders or reduce the market prices of our securities, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of future offerings reducing the market prices of our securities and diluting their proportionate ownership.

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

General Risk Factors
Inflation and related volatility in the economy could negatively impact our tenants, our results of operations and the value of our publicly-traded equity securities. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any fiscal or other policy interventions by the U.S. government in reaction to such events, could negatively impact our tenants’ businesses or our results of operations. Most of our leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, although a limited number of tenants have capped the amount of these operating expenses they are responsible for under their lease. As a result, we believe that most of our leases mitigate our exposure to increases in costs and operating expenses resulting from inflation. However, there can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. In addition, while most of our leases provide for scheduled rent increases, high levels of inflation could outpace these increases. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our minimum debt service obligations and to pay dividends and distributions to shareholders could be adversely affected over time. There is no guarantee that we will be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, remain unknown at this time.

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

The state of the economy or other adverse changes in general or local economic conditions may adversely affect our operating results and financial condition. Turmoil in the global financial markets may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies.  Currently these conditions have not impaired our ability to access capital markets and finance our operations.  However, our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions.  Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make.  Additionally, an adverse economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.  No assurances can be given that the effects of an adverse economic situation will not have a material adverse effect on our business, financial condition and results of operations.

We may fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct dividends to stockholders in computing our taxable income and will be subject to federal income tax at regular corporate rates. In addition, we may be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would significantly reduce the cash flow available for distribution to stockholders and for debt service. Furthermore, we would no longer be required by the Internal Revenue Code to make any dividends to our stockholders as a condition of REIT qualification. If we were to fail to qualify as a REIT, subject to certain limitations in the Internal Revenue Code, corporate stockholders may be eligible for the dividends received deduction, and individual, trust and estate stockholders may be eligible to treat the dividends received from us as qualified dividend income taxable as net capital gains under the provisions of Section 1(h)(11) of the Internal Revenue Code. However, non-corporate stockholders (including individuals) will not be able to deduct 20% of certain dividends they receive from us in accordance with Section 199A of the Internal Revenue Code. The REIT qualification requirements are extremely complex, and interpretation of the U.S. federal income tax laws governing REIT qualification is limited. Although we believe we have operated and intend to operate in a manner that will continue to qualify us as a REIT, we cannot be certain that we have been or will be successful in continuing to be taxed as a REIT. In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or cyber-attack of that technology could harm our business. We rely on information technology networks and systems, including the internet and third-party cloud-based service providers, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and to maintain personal identifying information and customer and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of data relating to our business operations (including our financial transactions and records) and confidential customer data (including individually identifiable information relating to financial accounts). Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of our business operations or personally identifiable information such as in the event of cybersecurity incidents. Security breaches, including physical or electronic break-ins, computer viruses, phishing or spoofing attacks by hackers and similar breaches, can create system disruptions, shutdowns, misappropriation of assets or unauthorized disclosure of confidential information. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations. Additionally, any cybersecurity incident may be costly, notwithstanding any cyber liability insurance we may carry. See “Item 1C. Cybersecurity” for further discussion.

We may be impacted by changes in U.S. social, political, regulatory and economic conditions or laws and policies. Any changes to U.S. tax laws, foreign trade, manufacturing, and development and investment in the territories and countries where our customers operate could adversely affect our operating results and our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.  CYBERSECURITY.

Cyber Risk Management and Strategy
EastGroup incorporates cybersecurity processes, which include periodic tests of its information security processes and systems by external firms, into the Company’s overall risk management program. EastGroup has processes and policies regarding incident response, identity and access management, employee training on cybersecurity matters, device management, and patch and vulnerability management, among others. We also maintain processes regarding third-party vendor risk management, including, as appropriate, conducting a review of security ratings of and System and Organization Controls (“SOC”) reports provided by potential vendors. Additionally, EastGroup works with cybersecurity consulting firms to help manage the Company’s cybersecurity risks. The cyber consulting firms currently conduct testing of EastGroup’s controls and environment, including penetration testing, to identify and remediate cybersecurity risks. They also currently provide EastGroup with advice on technology, infrastructure, management, and productivity in relation to its information technology capabilities, including conducting phishing exercises with the Company’s employees.

Additionally, EastGroup has information technology general controls in place in support of internal control over financial reporting. These controls are tested by the Company’s internal audit function and control deficiencies, if any, would be reported to senior management and the Audit Committee of the Board of Directors.

Governance Related to Cybersecurity Risks
EastGroup’s cybersecurity risk management process is assessed and managed by a cyber risk committee (“Cyber Risk Committee”), which includes the Company’s Chief Financial Officer (“CFO”), Chief Information Officer (“CIO”) and members of management within the information technology, finance and accounting, legal and internal audit functions. The CIO is a Certified Public Accountant (“CPA”), a Certified Information Technology Professional with the American Institute of CPAs and has 20 years of experience in the areas of cybersecurity and information technology. Collectively, other members of the Cyber Risk Committee have technical expertise and experience in accounting, financial reporting and auditing, and law and compliance.

The Company’s Board of Directors oversees EastGroup’s risk management process. Specifically, the Board of Directors has delegated to the Audit Committee, as reflected in the charter of the Audit Committee, responsibility for periodic review and oversight of the Company’s cybersecurity and other information technology risks, controls and procedures, including the Company’s plans to mitigate cybersecurity risks and to respond to data breaches. The Audit Committee receives periodic updates from the Cyber Risk Committee regarding these topics. Both senior management, including members of the Cyber Risk Committee, and the Audit Committee Chairperson report periodically on cybersecurity risk management to the full Board of Directors. Additionally, management conducts comprehensive risk surveys annually and presents the results of these surveys to the Board of Directors for discussion.

ITEM 2.  PROPERTIES.

EastGroup owned 510 industrial properties as of December 31, 2023.  These properties are located primarily in the Sunbelt states of Florida, Texas, Arizona, California and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 13, 2024, EastGroup’s operating portfolio was 97.8% leased and 97.6% occupied by tenants in approximately 1,600 leases, with no single tenant accounting for more than approximately 1.8% of the Company’s annualized based rent, as defined in the table below.  The Company has developed approximately 50% of its total portfolio (on a square foot basis), which includes real estate properties and development and value-add properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (91% of the total portfolio) with the remainder in bulk distribution space (8%) and business service space (1%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 24-32 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2023, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

The Company’s lease expirations are detailed below:

Years Ending December 31,	Number of Leases Expiring (1)	Total Area of Leases Expiring (in Square Feet) (1)	Annualized Base Rent of Leases Expiring (1) (2)	% of Total Base Rent of Leases Expiring (1)
2024 (3)	251	5,977,000	$45,654,000	10.5%
2025	312	8,189,000	$66,880,000	15.4%
2026	324	10,014,000	$81,637,000	18.8%
2027	280	9,127,000	$75,052,000	17.3%
2028	227	6,976,000	$57,923,000	13.3%
2029	114	5,214,000	$34,830,000	8.0%
2030	49	2,519,000	$20,501,000	4.7%
2031	32	1,315,000	$11,447,000	2.6%
2032	23	1,738,000	$13,261,000	3.0%
2033 and beyond	28	3,374,000	$27,737,000	6.4%

(1) Does not include lease renewal options.
(2) Annualized base rent represents the monthly cash rental rate, excluding tenant expense reimbursements, as of December 31, 2023, multiplied by 12 months.
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

PART II.  OTHER INFORMATION

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s shares of common stock are listed for trading on the NYSE under the symbol “EGP.”  As of February 13, 2024, there were 397 holders of record of the Company’s 47,956,587 outstanding shares of common stock. The Company distributed all of its 2023 and 2022 taxable income to its stockholders. We generally pay quarterly cash dividends to holders of our common stock at the discretion of our Board of Directors. Our future distributions may vary and will be determined by the Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board of Directors. Accordingly, no significant provisions for income taxes were necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2023 and 2022.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2023	2022
Common Share Distributions:	(Per share)
Ordinary dividends	$5.02083	4.53746
Nondividend distributions	—	—
Unrecaptured Section 1250 capital gain	—	—
Other capital gain	—	—
Total Common Distributions (1)	$5.02083	4.53746

 (1) Pursuant to Internal Revenue Code of 1986, as amended, Section 857(b)(9), cash distributions made on January 12, 2024 with a record date of December 29, 2023 were treated as received by shareholders on December 31, 2023 to the extent of 2023 undistributed earnings and profits. Cash distributions made on January 13, 2023 with a record date of December 30, 2022 were treated as received by shareholders on December 31, 2022 to the extent of 2022 undistributed earnings and profits.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2023 through October 31, 2023	—	$—	—	—
November 1, 2023 through November 30, 2023	—	—	—	—
December 1, 2023 through December 31, 2023 (1)	64	178.38	—	—
Total	64	$178.38	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock.

Performance Graph
The following graph compares, over the five years ended December 31, 2023, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE Nareit Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ended
EastGroup
FTSE Nareit Equity REITs
S&P 500 Total Return

	Fiscal years ended December 31,
	2018	2019	2020	2021	2022	2023
EastGroup	$100.00	148.20	158.13	266.35	178.27	227.53
FTSE Nareit Equity REITs	100.00	126.00	115.92	166.04	125.58	142.82
S&P 500 Total Return	100.00	131.49	155.68	200.38	164.09	207.23

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2018, and that all dividends were reinvested.

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

During 2023, economic uncertainty and stock market volatility increased due to a number of factors, including rising inflation, increasing interest rates and supply chain disruptions. While these factors have not had a significant adverse impact on EastGroup’s operations to date, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company’s leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. During 2023, EastGroup issued 4,094,896 shares of common stock through its ATM programs, providing net proceeds to the Company of $691,478,000. During 2023, the Company closed $100,000,000 of unsecured debt with an effectively fixed interest rate of 5.27%. Additionally, the Company amended its unsecured bank credit facilities, effective January 2023, to expand the total capacity on its unsecured bank credit facilities from $475,000,000 to $675,000,000. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources below.

The Company’s primary source of revenue is rental income.  During 2023, EastGroup executed leases on 8,129,000 square feet of operating properties (14.7% of EastGroup’s total square footage of 55,153,000 as of December 31, 2023). For new and renewal leases signed during 2023, average rental rates increased by 55.0% as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $4.42 for the year ended December 31, 2023, compared to $4.36 for 2022, a 1.4% increase. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2022 through December 31, 2023), increased 6.6% for 2023 compared to 2022.

EastGroup’s operating portfolio was 98.7% leased at both December 31, 2023 and 2022. Occupancy at the end of 2023 for the operating portfolio was 98.2% compared to 98.3% at December 31, 2022. As of February 13, 2024, the operating portfolio was 97.8% leased and 97.6% occupied. As of December 31, 2023, leases approximating 10.5% of the operating portfolio, based on a percentage of annualized based rent, were scheduled to expire in 2024. This percentage was reduced to 9.1% as of February 13, 2024.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the year ended December 31, 2023, EastGroup purchased 328.3 acres of land in seven markets for a total of $70,664,000. The Company began construction of 11 development projects containing 2,435,000 square feet in eight markets. Also in 2023, the Company transferred 13 development and value-add projects (2,341,000 square feet) in 10 markets from its development and value-add program to real estate properties, with costs of $271,568,000 at the date of transfer. As of December 31, 2023, EastGroup’s development and value-add program consisted of 18 projects (4,077,000 square feet) located in 12 markets.  The projected total cost for the development and value-add projects, which were collectively 24% leased as of February 13, 2024, is $575,700,000, of which $200,776,000 remained to be invested as of December 31, 2023.

During the year ended December 31, 2023, EastGroup acquired 987,000 square feet of operating properties in Dallas, Las Vegas, Nashville and Greenville for a total of $165,116,000. There were no value-add property acquisitions during the period.

During 2023, EastGroup sold 231,000 square feet of operating properties and 11.9 acres of land, generating gross sales proceeds of $43,150,000. The Company recognized $17,965,000 in Gain on sales of real estate investments and $446,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during 2023.

The Company typically initially funds its development and acquisition programs through its $675,000,000 unsecured bank credit facilities (as discussed below in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. Moody’s Investors Service has assigned the Company’s issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

FFO is computed in accordance with standards established by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”). Nareit’s guidance allows preparers an option as it pertains to whether gains or losses on sale, or impairment charges, on real estate assets incidental to a real estate investment trust's (“REIT’s”) business are excluded from the calculation of FFO. EastGroup has made the election to exclude activity related to such assets that are incidental to our business.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the year ended December 31, 2023, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2022 through December 31, 2023. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three fiscal years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
		(In thousands)
NET INCOME	$200,548	186,274	157,638
Gain on sales of real estate investments	(17,965)	(40,999)	(38,859)
Gain on sales of non-operating real estate	(446)	—	—
Interest income	(879)	(100)	(6)
Other revenue	(4,412)	(208)	(63)
Indirect leasing costs	582	546	700
Depreciation and amortization	171,078	153,638	127,099
Company’s share of depreciation from unconsolidated investment	124	124	136
Interest expense	47,996	38,499	32,945
General and administrative expense	16,757	16,362	15,704
Noncontrolling interest in PNOI of consolidated joint ventures	(62)	(105)	(61)
PROPERTY NET OPERATING INCOME (“PNOI”)	413,321	354,031	295,233
PNOI from 2022 and 2023 acquisitions	(19,165)	(9,471)	*
PNOI from 2022 and 2023 development and value-add properties	(47,739)	(17,918)	*
PNOI from 2022 and 2023 operating property dispositions	(1,813)	(1,753)	*
Other PNOI	166	324	*
SAME PNOI	344,770	325,213	*
Net lease termination fee income from same properties	(907)	(2,708)	*
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$343,863	322,505	*

* Same property metrics are not applicable to the year ended December 31, 2021, as the same property metrics for 2023 and 2022 are based on operating properties owned during the entire current and prior year reporting periods (January 1, 2022 through December 31, 2023).

PNOI was calculated as follows for the three fiscal years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Income from real estate operations	$566,179	486,817	409,412
Expenses from real estate operations	(154,030)	(133,915)	(115,078)
Noncontrolling interest in PNOI of consolidated joint ventures	(62)	(105)	(61)
PNOI from 50% owned unconsolidated investment	1,234	1,234	960
PROPERTY NET OPERATING INCOME (“PNOI”)	$413,321	354,031	295,233

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$200,491	186,182	157,557
Depreciation and amortization	171,078	153,638	127,099
Company’s share of depreciation from unconsolidated investment	124	124	136
Depreciation and amortization from noncontrolling interest	(5)	(17)	—
Gain on sales of real estate investments	(17,965)	(40,999)	(38,859)
Gain on sales of non-operating real estate	(446)	—	—
FUNDS FROM OPERATIONS (“FFO”) ATTRIBUTABLE TO COMMON STOCKHOLDERS	353,277	298,928	245,933
Gain on involuntary conversion and business interruption claims	(4,187)	—	—
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS — EXCLUDING GAIN ON INVOLUNTARY CONVERSION AND BUSINESS INTERRUPTION CLAIMS	$349,090	298,928	245,933
Net income attributable to common stockholders per diluted share	$4.42	4.36	3.90
FFO attributable to common stockholders per diluted share	$7.79	7.00	6.09
FFO attributable to common stockholders - excluding gain on involuntary conversion and business interruption claims per diluted share	$7.70	7.00	6.09
Diluted shares for earnings per share and funds from operations	45,331	42,712	40,377

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the year ended December 31, 2023 was $200,491,000 ($4.43 per basic and $4.42 per diluted share) compared to $186,182,000 ($4.37 per basic and $4.36 per diluted share) for 2022. See Results of Operations for further analysis.

•The change in FFO per diluted share represents the increase or decrease in FFO per diluted share from the current year compared to the prior year.  For 2023, FFO was $7.79 per diluted share compared with $7.00 per diluted share for 2022, an increase of 11.3%. FFO Excluding Gain on Involuntary Conversion and Business Interruption Claims was $7.70 per diluted share for the year ended December 31, 2023 compared to $7.00 per diluted share for 2022, an increase of 10.0%. FFO increased during the year ended December 31, 2023, as compared to 2022, primarily due to the increase in PNOI and other revenue, partially offset by the increase in interest expense.

•For the year ended December 31, 2023, PNOI increased by $59,290,000, or 16.7%, compared to 2022. PNOI increased $29,821,000 from newly developed and value-add properties, $19,557,000 from same property operations and $9,694,000 from 2022 and 2023 acquisitions.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2022 through December 31, 2023).  Same PNOI, excluding income from lease terminations, increased 6.6% for the year ended December 31, 2023, compared to 2022.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2022 through December 31, 2023). Same property average occupancy for the year ended December 31, 2023 was 98.4% compared to 98.3% for 2022.

•The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2022 through December 31, 2023). The same property average rental rate was $7.58 per square foot for the year ended December 31, 2023, compared to $7.08 per square foot for the year ended December 31, 2022.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2023 was 98.2%.  Quarter-end occupancy ranged from 97.7% to 98.3% over the previous four quarters ended December 31, 2022 to September 30, 2023.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  For the year 2023, rental rate increases on new and renewal leases (14.7% of total square footage) averaged 55.0%.

•Lease termination fee income is included in Income from real estate operations. For the year 2023, lease termination fee income was $1,020,000 compared to $2,708,000 for 2022.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net reserves for uncollectible rent of $1,516,000 in 2023 compared to $138,000 in 2022. We evaluate the collectability of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant’s payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent, we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes, we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the year ended December 31, 2023.

FINANCIAL CONDITION

EastGroup’s Total Assets were $4,519,213,000 at December 31, 2023, an increase of $483,376,000 from December 31, 2022.  Total Liabilities decreased $171,819,000 to $1,910,579,000, and Total Equity increased $655,195,000 to $2,608,634,000 during the same period.  The following paragraphs explain these changes in greater detail.

Assets

Real Estate Properties
Real estate properties increased $457,576,000 during the year ended December 31, 2023. The increase was primarily due to: (i) the transfer of 13 properties from Development and value-add properties to Real estate properties (as detailed under Development and Value-Add Properties below); (ii) the acquisition of five operating properties; (iii) capital improvements at the Company’s properties; and (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. These increases were partially offset by the sale of three operating properties and the transfer of one property from Real estate properties to Development and value-add properties.

During 2023, EastGroup acquired the following operating properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2023	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Craig Corporate Center	Las Vegas, NV	156,000	04/18/2023	$34,365
Blue Diamond Business Park	Las Vegas, NV	254,000	09/05/2023	52,973
McKinney Logistics Center	Dallas, TX	193,000	10/02/2023	25,739
Park at Myatt	Nashville, TN	171,000	11/03/2023	30,793
Pelzer Point Commerce Center 1	Greenville, SC	213,000	12/21/2023	21,246
Total operating property acquisitions (2)		987,000		$165,116
(1)Cost is calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, and represents the sum of the purchase price, closing costs and capitalized acquisition costs. Refer to Notes 1(j) and 2 in the Notes to Consolidated Financial Statements.
(2)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets.

During the year ended December 31, 2023, the Company made capital improvements of $53,550,000 on existing and acquired properties (included in the Capital Expenditures table under Results of Operations).  Also, the Company incurred costs of $15,953,000 on development and value-add projects subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

Also, during the year ended December 31, 2023, EastGroup sold 231,000 square feet of operating properties, generating gross sales proceeds of $38,400,000. The Company recognized $17,965,000 in Gain on sales of real estate investments during the year ended December 31, 2023.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at December 31, 2023 consisted of properties in lease-up and under construction of $374,924,000 and prospective development (primarily land) of $264,723,000.  The Company’s total investment in Development and value-add properties at December 31, 2023 was $639,647,000 compared to $538,449,000 at December 31, 2022.  Total capital invested for development and value-add properties during 2023 was $388,213,000, which primarily consisted of improvement costs of $301,596,000 on development and value-add properties, $70,664,000 for new land investments, and costs of $15,953,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EastGroup capitalized internal development costs of $10,472,000 during the year ended December 31, 2023, compared to $9,985,000 during 2022.

There were no value-add acquisitions during the year ended December 31, 2023.

Also during 2023, EastGroup purchased 328.3 acres of development land in seven markets for $70,664,000.  Costs associated with these acquisitions are included in the Development and Value-Add Properties table. These increases were offset by the transfer of 13 development and value-add projects to Real estate properties with a total investment of $271,568,000 as of the date of transfer. The Company also transferred one operating property to Development and value-add properties with a total investment of $4,553,000 as of the date of transfer.

During the year ended December 31, 2023, EastGroup sold 11.9 acres of land, generating gross sales proceeds of $4,750,000. The Company recognized $446,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the year ended December 31, 2023.

A summary of the Company’s Development and Value-Add Properties for the year ended December 31, 2023 follows:

	Actual or Estimated Building Size	Cumulative Costs Incurred as of 12/31/2023	Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	1,352,000	$162,356	$180,600
Under construction	2,725,000	212,568	395,100
Total lease-up and under construction	4,077,000	374,924	$575,700
Prospective development (primarily land)	10,792,000	264,723
Total Development and value-add properties as of December 31, 2023	14,869,000	$639,647

Total Development and value-add properties transferred to Real estate properties during the year ended December 31, 2023	2,341,000	$271,568	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $122,909,000 during 2023 due primarily to depreciation expense of $141,003,000, partially offset by the sale of three operating properties totaling 231,000 square feet during 2023.

Other Assets
Other assets increased $6,995,000 during 2023.  See Note 4 in the Notes to Consolidated Financial Statements for further details.

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $169,974,000 during the year ended December 31, 2023, mainly due to repayments of $641,624,000 and new debt issuance costs incurred during the year, partially offset by borrowings of $471,624,000 and the amortization of debt issuance costs during the year. The Company’s credit facilities are described in greater detail below under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs decreased $14,912,000 during the year ended December 31, 2023, primarily due to the repayment of a $65,000,000 term loan in March, the $50,000,000 principal repayment on its senior unsecured notes in August and new debt issuance costs incurred during the period. These decreases were partially offset by the closing of a $100,000,000 senior unsecured term loan in January and the amortization of debt issuance costs. These changes are described in greater detail below under Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $9,349,000 during 2023.  See Note 7 in the Notes to Consolidated Financial Statements for further details.

Other liabilities increased $5,749,000 during 2023.  See Note 8 in the Notes to Consolidated Financial Statements for further details.

Equity
Additional paid-in capital increased $698,386,000 during the year ended December 31, 2023 primarily due to: (i) the issuance of common stock under the Company’s continuous common equity offering program (as discussed below under Liquidity and Capital Resources) and (ii) activity related to stock-based compensation (as discussed in Note 10 in the Notes to Consolidated Financial Statements). During the year ended December 31, 2023, EastGroup issued 4,094,896 shares of common stock under its continuous common equity offering program at a weighted average price of $170.77 per share, providing aggregate net proceeds to the Company of $691,478,000.

During the year ended December 31, 2023, Distributions in excess of earnings increased $31,575,000 as a result of dividends on common stock of $232,066,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $200,491,000.

Accumulated other comprehensive income decreased $11,483,000 during 2023. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 11 and 12 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2023 Compared to 2022
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the year ended December 31, 2023 was $200,491,000 ($4.43 per basic and $4.42 per diluted share) compared to $186,182,000 ($4.37 per basic and $4.36 per diluted share) for the year ended December 31, 2022. The following paragraphs provide further details with respect to these changes:

•PNOI increased by $59,290,000 ($1.31 per diluted share) for 2023 as compared to 2022.  PNOI increased $29,821,000 from newly developed and value-add properties, $19,557,000 from same property operations and $9,694,000 from 2022 and 2023 acquisitions. For the year 2023, lease termination fee income was $1,020,000 compared to $2,708,000 for 2022.  The Company recorded net reserves for uncollectible rent of $1,516,000 in 2023 compared to $138,000 in 2022. Straight-lining of rent increased PNOI by $11,898,000 and $9,991,000 in 2023 and 2022, respectively.

•EastGroup recognized Gains on sales of real estate investments of $17,965,000 ($0.40 per diluted share) during 2023 compared to $40,999,000 ($0.96 per diluted share) during 2022. The Company’s sales transactions are described in Note 2 of the Notes to Consolidated Financial Statements.

•Depreciation and amortization expense increased by $17,440,000 ($0.38 per diluted share) during 2023 compared to 2022. The increase is primarily due to the operating properties acquired by the Company in 2022 and 2023 and the properties transferred from Development and value-add properties in 2022 and 2023, partially offset by operating properties sold in 2022 and 2023.

•Interest expense increased by $9,497,000 ($0.21 per diluted share) during 2023 compared to 2022. See the table below for details.

•During 2023, EastGroup recognized gains on involuntary conversion and business interruption claims of $4,187,000 ($0.09 per diluted share). There were no gains on involuntary conversion and business interruption claims during 2022.

EastGroup entered into 91 leases with certain rent concessions on 3,282,000 square feet during 2023 with total rent concessions of $7,543,000 over the terms of the leases, compared to 114 leases with rent concessions on 4,798,000 square feet with total rent concessions of $7,378,000 over the terms of the leases in 2022.

The Company’s percentage of leased square footage for the operating portfolio was 98.7% at both December 31, 2023 and 2022.  Occupancy at the end of 2023 for the operating portfolio was 98.2% compared to 98.3% at December 31, 2022.

Interest Expense increased $9,497,000 for the year ended December 31, 2023 compared to the year ended December 31, 2022.  The following table presents the components of Interest Expense for 2023 and 2022:

	Years Ended December 31,
	2023	2022	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest — variable rate (excluding amortization of facility fees and debt issuance costs)	$2,804	4,241	(1,437)
Amortization of facility fees — unsecured bank credit facilities	1,005	713	292
Amortization of debt issuance costs — unsecured bank credit facilities	1,003	650	353
Total variable rate interest expense	4,812	5,604	(792)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (1) (excluding amortization of debt issuance costs)	58,428	44,492	13,936
Secured debt interest (excluding amortization of debt issuance costs)	51	89	(38)
Amortization of debt issuance costs — unsecured debt	909	704	205
Amortization of debt issuance costs — secured debt	31	3	28
Total fixed rate interest expense	59,419	45,288	14,131
Total interest	64,231	50,892	13,339
Less capitalized interest	(16,235)	(12,393)	(3,842)
TOTAL INTEREST EXPENSE	$47,996	38,499	9,497

(1) Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 12 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense decreased by $792,000 for 2023 as compared to 2022 primarily due to a decrease in average borrowings, partially offset by an increase in the Company’s weighted average variable interest rates on its unsecured bank credit facilities as shown in the following table:

	Years Ended December 31,
	2023	2022	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$49,384	182,478	(133,094)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	5.68%	2.32%

The Company’s fixed rate interest expense increased by $14,131,000 for 2023 as compared to 2022 primarily as a result of the unsecured debt activity described below. The details of the unsecured debt obtained in 2022 and 2023 are shown in the following table:

NEW UNSECURED DEBT IN 2022 AND 2023	Margin	Effectively Fixed Interest Rate	Date Obtained	Maturity Date	Amount
					(In thousands)
$100 Million Senior Unsecured Term Loan (1)(2)	0.95%	2.61%	03/31/2022	09/29/2028	$100,000
$150 Million Senior Unsecured Notes	Not applicable	3.03%	04/20/2022	04/20/2032	150,000
$50 Million Senior Unsecured Term Loan (1)	0.95%	4.09%	08/31/2022	08/30/2024	50,000
$75 Million Senior Unsecured Term Loan (1)	0.95%	4.00%	08/31/2022	08/31/2027	75,000
$75 Million Senior Unsecured Notes	Not applicable	4.90%	10/12/2022	10/12/2033	75,000
$75 Million Senior Unsecured Notes	Not applicable	4.95%	10/12/2022	10/12/2034	75,000
$100 Million Senior Unsecured Term Loan (1)	1.35%	5.27%	01/13/2023	01/13/2030	100,000
Weighted Average Effectively Fixed Interest Rate and Total Amount for 2022 and 2023		3.98%			$625,000

(1) The interest rates on these unsecured term loans are comprised of Term Secured Overnight Financing Rate (“SOFR”) plus a margin which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into interest rate swap agreements (further described in Note 12) to convert the loans’ Term SOFR rates to effectively fixed interest rates. The interest rates in the table above are the effectively fixed interest rates for the loans, including the effects of the interest rate swaps, as of December 31, 2023.
(2) This term loan was amended and refinanced effective September 29, 2023, as detailed below.

The increase in interest expense from the new unsecured debt was partially offset by the repayment of unsecured debt and the refinance of senior unsecured term loans during 2022 and 2023. In September 2023, the Company refinanced a $100,000,000 senior unsecured term loan, reducing the effectively fixed interest rate by approximately 45 basis points. In March 2022, the Company refinanced another $100,000,000 senior unsecured term loan, reducing the effectively fixed interest rate by approximately 60 basis points. The repayments on unsecured debt are shown in the following table:

UNSECURED DEBT REPAID IN 2022 AND 2023	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$75 Million Senior Unsecured Term Loan	3.03%	02/28/2022	$75,000
$65 Million Senior Unsecured Term Loan	2.31%	03/31/2023	65,000
$50 Million Senior Unsecured Notes	3.80%	08/28/2023	50,000
Weighted Average Effectively Fixed Interest Rate and Total Payoff Amount for 2022 and 2023	2.99%		$190,000

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased by $3,842,000 for 2023 as compared to 2022, due to increased borrowing rates and changes in development spending.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the years ended December 31, 2023 and 2022 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2023	2022
		(In thousands)
Upgrade on acquisitions	40 yrs	$1,892	618
Tenant improvements:
New tenants	Lease Life	16,352	13,224
Renewal tenants	Lease Life	3,503	3,687
Other:
Building improvements	5-40 yrs	8,085	9,853
Roofs	5-15 yrs	17,386	6,611
Parking lots	3-5 yrs	4,824	3,482
Other	5 yrs	1,508	1,969
Total real estate improvements (1)		$53,550	39,444

(1) Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Total real estate improvements	$53,550	39,444
Change in real estate property payables	(527)	197
Change in construction in progress	(1,907)	1,210
Real estate improvements on the Consolidated Statements of Cash Flows	$51,116	40,851

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2023 and 2022 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2023	2022
		(In thousands)
Development and value-add	Lease Life	$9,597	14,366
New tenants	Lease Life	9,379	10,392
Renewal tenants	Lease Life	12,696	12,095
Total capitalized leasing costs (1)		$31,672	36,853
Amortization of leasing costs		$22,133	18,950
(1) Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Total capitalized leasing costs	$31,672	36,853
Change in leasing commissions payables	332	419
Leasing commissions on the Consolidated Statements of Cash Flows	$32,004	37,272

2022 Compared to 2021
A discussion of changes in the Company’s results of operations between 2022 and 2021 has been omitted from this Form 10-K and can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”

under the heading “2022 Compared to 2021” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 15, 2023, and is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $338,202,000 for the year ended December 31, 2023.  The primary other sources of cash were from proceeds from common stock offerings; borrowings on unsecured bank credit facilities; proceeds from unsecured debt; and net proceeds from sales of real estate investments.  The Company distributed $225,625,000 in common stock dividends during 2023.  Other primary uses of cash were for repayments on unsecured bank credit facilities and unsecured debt; the construction and development of properties; purchases of real estate; capital improvements at various properties; and leasing commissions.

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in future years to be consistent in nature with those for the year ended December 31, 2023.

As of December 31, 2023, the Company was contractually obligated to pay the dividend declared in December 2023, which was paid in January 2024. An amount for dividends payable of $62,393,000 was included in Accounts payable and accrued expenses at December 31, 2023, which includes dividends payable on unvested restricted stock of $1,921,000, which are subject to continued service and will be paid upon vesting in future periods.

The following table summarizes certain information with respect to our indebtedness outstanding as of December 31, 2023:

UNSECURED DEBT (FIXED RATE) (1)	Weighted Average Interest Rate	Principal Payments Maturing
		(In thousands)
August 30, 2024	4.09%	$50,000
December 13, 2024	3.46%	60,000
December 15, 2024	3.48%	60,000
Year 2025	3.13%	145,000
Year 2026	2.57%	140,000
Year 2027	2.74%	175,000
Year 2028	3.10%	160,000
Year 2029 and beyond	3.66%	890,000
Total Unsecured Debt (Fixed Rate) (1)	3.37%	$1,680,000

(1) These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company’s $625,000,000 unsecured bank credit facility, which was increased in January 2023 by $200,000,000 from $425,000,000, is with a group of 11 banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company’s election) and an additional $125,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of December 31, 2023, was SOFR plus 76.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2023, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 6.130%. The Company has two standby letters of credit totaling $2,655,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company's $50,000,000 unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of December 31, 2023, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2023, the interest rate was 6.255% with no outstanding balance.

For both facilities, the margin and facility fee are subject to changes in the Company’s credit ratings. Although the Company’s current credit rating is Baa2, given the strength of the Company’s key credit metrics, initial pricing for the credit facilities is based on the BBB+/Baa1 credit ratings level. This favorable pricing level will be retained provided that the Company’s consolidated leverage ratio, as defined in the applicable agreements, remains less than 32.5%. The $625,000,000 facility also includes a sustainability-linked pricing component pursuant to which the applicable interest rate margin is reduced by one basis point if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the years ended December 31, 2023 and 2022, which allowed for the interest rate reduction in each of the years subsequent to achieving the metric. The margin was effectively reduced on this unsecured bank credit facility by one basis point, from 77.5 to 76.5 basis points.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining minimum debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2023.

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

In January 2023, the Company closed a $100,000,000 senior unsecured term loan with a seven-year term and interest only payments, which bears interest at the annual rate of SOFR plus an applicable margin (1.35% as of December 31, 2023) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 5.27%.

On March 31, 2023, EastGroup repaid a $65,000,000 senior unsecured term loan with a total effectively fixed interest rate of 2.31%. The loan, which was scheduled to mature on April 1, 2023, was repaid with no penalty.

In August 2023, the Company made a $50,000,000 principal repayment on senior unsecured notes with a fixed interest rate of 3.80%.

In September 2023, EastGroup repaid a mortgage loan with a balance of $1,905,000, an interest rate of 3.85% and an original maturity date of November 30, 2026. The Company had no remaining secured debt as of December 31, 2023.

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

As of December 31, 2023, EastGroup had total immediate liquidity of approximately $712,608,000, comprised of $40,263,000 of cash and cash equivalents and $672,345,000 of immediate availability on our unsecured credit facilities.

On October 25, 2023, we established an at-the-market common stock offering program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate gross sales price of up to $750,000,000, (the “Current 2023 ATM Program”). The Current 2023 ATM Program replaced our previous $750,000,000 ATM program (the “Prior ATM Program”), which was established on December 16, 2022, under which we had sold shares of our common stock having an aggregate gross sales price of $464,305,000 through October 25, 2023.

In connection with the Current 2023 ATM program, we may sell shares of our common stock through sales agents or through certain financial institutions acting as forward purchasers whereby, at our discretion, the forward counterparties may borrow from third parties and subsequently sell shares of our common stock. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock but defer settling and receiving the proceeds from the sale of shares until a later date. Additionally, the forward price that we expect to receive upon settlement of an agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the agreement.

During the year ended December 31, 2023, we sold a total of 4,094,896 shares of our common stock under our ATM programs at a weighted average price of $170.77 per share, for gross proceeds of $699,304,000, and net proceeds of $691,478,000, after deducting offering-related costs.

During the year ended December 31, 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under our Current 2023 ATM program with respect to 406,041 shares of common stock at a weighted average initial forward price of $183.92 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements. As of December 31, 2023, we had not settled any of the outstanding forward equity sale agreements by issuing shares of our common stock.

Subsequent to December 31, 2023, the Company partially settled the aforementioned outstanding forward equity sale agreements by issuing 272,342 shares of our common stock in exchange for net proceeds of $49,364,000, based on a weighted average forward price of $181.26 per share at settlement. As of February 14, 2024, the date of this Annual Report on Form 10-K, the remaining 133,699 shares of common stock, or approximately $24,333,000 of net proceeds, based on a forward price of $182.00 per share, are available for settlement prior to December 2024.

As of February 14, 2024, approximately $440,322,000 of common stock remains available to be sold under the Current 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

EastGroup’s other material cash requirements from known contractual and other obligations as of December 31, 2023 were as follows:

Cash Requirements (1)
(In thousands)
Real estate property obligations (2)	$18,347
Development and value-add obligations (3)	131,213
Tenant improvements obligations (4)	22,128
Total	$171,688

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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases and the value of in-place leases at the time of the acquisition.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease.  The amounts allocated to above and below market lease intangibles are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. In-place lease intangibles are valued based upon management’s assessment of factors such as an estimate of foregone rents and avoided leasing costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  These intangible assets are included in Other assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1(p) in the Notes to Consolidated Financial Statements.

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

The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed rate and variable rate debt as of December 31, 2023.

	2024	2025		2026	2027	2028	Thereafter	Total	Fair Value
Unsecured bank credit facilities — variable rate (in thousands)	$—	—	(1)	—	—	—	—	—	—	(2)
Weighted average interest rate	—	6.19%	(3)	—	—	—	—	6.19%
Unsecured debt — fixed rate (in thousands)	$170,000	145,000		140,000	175,000	160,000	890,000	1,680,000	1,548,655	(4)
Weighted average interest rate	3.65%	3.13%		2.57%	2.74%	3.10%	3.66%	3.37%

(1)The variable rate unsecured bank credit facilities mature in July 2025, and as of December 31, 2023, the Company had no borrowings on both the $625,000,000 unsecured bank credit facility and the $50,000,000 unsecured bank credit facility. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of December 31, 2023.
(4)The fair value of the Company’s fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of December 31, 2023, it does not consider those exposures or positions that could arise after that date.  Assuming there was a $100,000,000 balance on the unsecured bank credit facilities, and if interest rates changed by 10%, or approximately 62 basis points, interest expense and cash flows would increase or decrease by approximately $620,000 annually.This does not include variable rate debt that has been effectively fixed through the use of interest rate swaps.

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

EastGroup’s financial results are affected by general economic conditions in the markets in which the Company’s properties are located.  The state of the economy, or other adverse changes in general or local economic conditions could result in the inability of some of the Company’s existing tenants to make lease payments and may therefore increase the reserves for uncollectible rent.  It may also impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space.  In addition, an economic downturn or recession, could also lead to an increase in overall vacancy rates or a decline in rents the Company can charge to re-lease properties upon expiration of current leases.  In all of these cases, EastGroup’s cash flows would be adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is hereby incorporated by reference to the Company’s Consolidated Financial Statements beginning on page 39 of this Annual Report on Form 10-K. There were no material retrospective changes to the Consolidated Statements of Income and Comprehensive Income in any quarters in the two most recent fiscal years that would require disclosure of supplementary financial data.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)Internal Control Over Financial Reporting.

(a) Management’s report on internal control over financial reporting.

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

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent registered public accounting firm is KPMG LLP, Jackson, MS, Auditor Firm ID: 185.

The information required by Item 14 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of EastGroup Properties, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 28, 2021).
3.2	Amended and Restated Bylaws of EastGroup Properties, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed May 28, 2021).
4.1	Description of Securities (incorporated by reference to exhibit 4.1 to the Company’s Annual Report on Form 10-K filed February 16, 2022).
10.1*	EastGroup Properties, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 26, 2023).
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

10.4*
EastGroup Properties, Inc. Director Compensation Program Including the Independent Director Compensation Policy, as amended and restated as of May 25, 2023, pursuant to the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed July 26, 2023).

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

21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).

Exhibit Number	Description
24.1	Powers of attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (filed herewith).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (furnished herewith).
97.1*	EastGroup Properties, Inc. Compensation Recovery Policy (filed herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).
*    Indicates a management contract or any compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimated relative fair value assigned to land in an asset acquisition

As discussed in Note 1(j) to the consolidated financial statements, the Company acquired $165,116,000 of assets, net of liabilities assumed, related to real estate property acquisitions during 2023 that were accounted for as asset acquisitions, of which $44,676,000 of the acquisition cost was allocated to land. The acquisition cost in an asset acquisition is allocated among the individual components of both tangible and intangible assets and liabilities acquired based on their relative fair values.

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
February 14, 2024

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The design of any system of internal control over financial reporting is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2023.

/s/ EASTGROUP PROPERTIES, INC.
Ridgeland, Mississippi
February 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on Internal Control Over Financial Reporting

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 14, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Jackson, Mississippi
February 14, 2024

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except share and per share data)
ASSETS
Real estate properties	$4,853,548	4,395,972
Development and value-add properties	639,647	538,449
	5,493,195	4,934,421
Less accumulated depreciation	(1,273,723)	(1,150,814)
	4,219,472	3,783,607
Unconsolidated investment	7,539	7,230
Cash and cash equivalents	40,263	56
Other assets	251,939	244,944
TOTAL ASSETS	$4,519,213	4,035,837
LIABILITIES AND EQUITY
LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$(1,520)	168,454
Unsecured debt, net of debt issuance costs	1,676,347	1,691,259
Secured debt, net of debt issuance costs	—	2,031
Accounts payable and accrued expenses	146,337	136,988
Other liabilities	89,415	83,666
Total Liabilities	1,910,579	2,082,398
EQUITY
Stockholders’ Equity:
Common stock; $0.0001 par value; 70,000,000 shares authorized; 47,700,432 shares issued and outstanding at December 31, 2023 and 43,575,539 at December 31, 2022	5	4
Excess shares; $0.0001 par value; 30,000,000 shares authorized; zero shares issued	—	—
Additional paid-in capital	2,949,907	2,251,521
Distributions in excess of earnings	(366,473)	(334,898)
Accumulated other comprehensive income	24,888	36,371
Total Stockholders’ Equity	2,608,327	1,952,998
Noncontrolling interest in joint ventures	307	441
Total Equity	2,608,634	1,953,439
TOTAL LIABILITIES AND EQUITY	$4,519,213	4,035,837

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$566,179	486,817	409,412
Other revenue	4,412	208	63
	570,591	487,025	409,475
EXPENSES
Expenses from real estate operations	154,030	133,915	115,078
Depreciation and amortization	171,078	153,638	127,099
General and administrative	16,757	16,362	15,704
Indirect leasing costs	582	546	700
	342,447	304,461	258,581

OTHER INCOME (EXPENSE)
Interest expense	(47,996)	(38,499)	(32,945)
Gain on sales of real estate investments	17,965	40,999	38,859
Other	2,435	1,210	830
NET INCOME	200,548	186,274	157,638
Net income attributable to noncontrolling interest in joint ventures	(57)	(92)	(81)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	200,491	186,182	157,557
Other comprehensive income (loss) – interest rate swaps	(11,483)	35,069	12,054
TOTAL COMPREHENSIVE INCOME	$189,008	221,251	169,611
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$4.43	4.37	3.91
Weighted average shares outstanding — Basic	45,224	42,599	40,255
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$4.42	4.36	3.90
Weighted average shares outstanding — Diluted	45,331	42,712	40,377

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2020	$4	1,610,053	(329,667)	(10,752)	880	1,270,518
Net income	—	—	157,557	—	81	157,638
Net unrealized change in fair value of interest rate swaps	—	—	—	12,054	—	12,054
Common dividends declared – $3.58 per share	—	—	(145,946)	—	—	(145,946)
Stock-based compensation, net of forfeitures	—	9,847	—	—	—	9,847
Issuance of 1,551,181 shares of common stock, common stock offering, net of expenses	—	271,155	—	—	—	271,155
Withheld 30,252 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,240)	—	—	—	(4,240)
Contributions from noncontrolling interest	—	—	—	—	584	584
Net distributions to noncontrolling interest	—	5	—	—	(155)	(150)
BALANCE, DECEMBER 31, 2021	4	1,886,820	(318,056)	1,302	1,390	1,571,460
Net income	—	—	186,182	—	92	186,274
Net unrealized change in fair value of interest rate swaps	—	—	—	35,069	—	35,069
Common dividends declared – $4.70 per share	—	—	(203,024)	—	—	(203,024)
Stock-based compensation, net of forfeitures	—	10,802	—	—	—	10,802
Issuance of 393,406 shares of common stock, common stock offering, net of expenses	—	75,375	—	—	—	75,375
Issuance of 1,868,809 shares of common stock, net of expenses in the purchase of real estate	—	303,682	—	—	—	303,682
Withheld 34,251 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(7,265)	—	—	—	(7,265)
Withheld 770 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(111)	—	—	—	(111)
Net distributions to noncontrolling interest	—	—	—	—	(220)	(220)
Purchase of noncontrolling interest in joint venture	—	(17,782)	—	—	(821)	(18,603)
BALANCE, DECEMBER 31, 2022	4	2,251,521	(334,898)	36,371	441	1,953,439
Net income	—	—	200,491	—	57	200,548
Net unrealized change in fair value of interest rate swaps	—	—	—	(11,483)	—	(11,483)
Common dividends declared – $5.04 per share	—	—	(232,066)	—	—	(232,066)
Stock-based compensation, net of forfeitures	—	11,777	—	—	—	11,777
Issuance of 4,094,896 shares of common stock, common stock offering, net of expenses	1	691,477	—	—	—	691,478
Withheld 31,254 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,836)	—	—	—	(4,836)
Withheld 184 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(32)	—	—	—	(32)
Net distributions to noncontrolling interest	—	—	—	—	(191)	(191)
BALANCE, DECEMBER 31, 2023	$5	2,949,907	(366,473)	24,888	307	2,608,634

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
OPERATING ACTIVITIES
Net income	$200,548	186,274	157,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,078	153,638	127,099
Stock-based compensation expense	8,965	8,292	7,511
Gain on sales of real estate investments	(17,965)	(40,999)	(38,859)
Gain on sales of non-operating real estate	(446)	—	—
Gain on involuntary conversion and business interruption claims	(4,187)	—	—
Changes in operating assets and liabilities:
Accrued income and other assets	(15,415)	(9,291)	(11,572)
Accounts payable, accrued expenses and prepaid rent	(5,922)	17,176	13,298
Other	1,546	1,411	1,377
NET CASH PROVIDED BY OPERATING ACTIVITIES	338,202	316,501	256,492
INVESTING ACTIVITIES
Development and value-add properties	(388,213)	(494,073)	(418,855)
Purchases of real estate	(165,116)	(2,049)	(108,149)
Real estate improvements	(51,116)	(40,851)	(36,665)
Net proceeds from sales of real estate investments and non-operating real estate	41,539	51,006	44,260
Leasing commissions	(32,004)	(37,272)	(33,301)
Proceeds from involuntary conversion on real estate assets	5,029	—	—
Changes in accrued development costs	12,163	4,211	21,678
Changes in other assets and other liabilities	7,660	(2,120)	1,769
NET CASH USED IN INVESTING ACTIVITIES	(570,058)	(521,148)	(529,263)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	471,624	942,173	625,520
Repayments on unsecured bank credit facilities	(641,624)	(981,383)	(541,310)
Proceeds from unsecured debt	100,000	525,000	175,000
Repayments on unsecured debt	(115,000)	(75,000)	(40,000)
Repayments on secured debt	(1,970)	(60,096)	(76,920)
Debt issuance costs	(1,818)	(2,067)	(2,678)
Distributions paid to stockholders (not including dividends accrued)	(225,625)	(193,936)	(131,759)
Proceeds from common stock offerings	692,312	75,622	273,409
Common stock offering related costs	(834)	(247)	(312)
Other	(5,002)	(29,756)	(3,807)
NET CASH PROVIDED BY FINANCING ACTIVITIES	272,063	200,310	277,143
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,207	(4,337)	4,372
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	56	4,393	21
CASH AND CASH EQUIVALENTS AT END OF YEAR	$40,263	56	4,393
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $16,235, $12,393, and $9,028 for 2023, 2022 and 2021, respectively	$47,228	34,110	31,658
Cash paid for operating lease liabilities	2,042	1,793	1,707
Common stock issued in the purchase of real estate	—	303,682	—
Debt assumed in the purchase of real estate	—	60,000	—
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$2,379	559	13,056
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 and 2021

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

As of December 31, 2023, 2022 and 2021, EastGroup had a 95% controlling interest in a joint venture arrangement owning 6.5 acres of land in San Diego, known by the Company as the Miramar land. During the year ended December 31, 2023, EastGroup acquired 29.3 acres of land in Denver, known by the Company as Arista 36 Business Park Land. A joint venture was formed through which EastGroup owns a 99.5% controlling interest in the property. As of December 31, 2023, EastGroup continued to hold a controlling interest in these two joint venture arrangements.

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

(b)Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to, among other things, distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2023, 2022 and 2021 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The Company’s income tax treatment of share distributions is based on its taxable income, calculated in accordance with the Internal Revenue Code, which differs from U.S. generally accepted accounting principles (“GAAP”). The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended 2023, 2022 and 2021.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2023	2022	2021
Common Share Distributions:	(Per share)
Ordinary dividends	$5.02083	4.53746	3.61656
Nondividend distributions	—	—	—
Unrecaptured Section 1250 capital gain	—	—	—
Other capital gain	—	—	—
Total Common Share Distributions (1)	$5.02083	4.53746	3.61656

(1) Pursuant to Internal Revenue Code of 1986, as amended, Section 857(b)(9), cash distributions made on January 12, 2024 with a record date of December 29, 2023 were treated as received by shareholders on December 31, 2023 to the extent of 2023 undistributed earnings and profits. Cash distributions made on January 13, 2023 with a record date of December 30, 2022 were treated as received by shareholders on December 31, 2022 to the extent of 2022 undistributed earnings and profits. Cash distributions made on January 15, 2022 with a record date of December 31, 2021 were treated as received by shareholders on December 31, 2021 to the extent of 2021 undistributed earnings and profits.

EastGroup applies the principles of Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2023 and 2022.

(c)Income Recognition
The Company’s primary source of revenue is rental income from business distribution space. Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the terms of the individual leases.  The Company maintains allowances for doubtful accounts receivable, including straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Reserves for uncollectible accounts are recorded as a reduction to revenue. Revenue is recognized on payments received from tenants for early terminations after all criteria have been met in accordance with ASC 842, Leases.

The Company’s primary source of revenue is rental income from business distribution space; as such, the Company is a lessor on a significant number of leases. The Company applies the principles of ASC 842, Leases. Initial indirect costs (primarily legal costs related to lease negotiations) are expensed rather than capitalized. EastGroup recorded Indirect leasing costs of $582,000, $546,000 and $700,000 on the Consolidated Statements of Income and Comprehensive Income during the years ended December 31, 2023, 2022 and 2021, respectively.

As permitted by ASC 842, Leases, EastGroup made an accounting policy election by class of underlying asset to not separate non-lease components (such as common area maintenance) of a contract from the lease component to which they relate when specific criteria are met. The Company believes its leases meet the criteria.

The table below presents the components of Income from real estate operations for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)

Lease income — operating leases	$424,063	364,957	306,658
Variable lease income (1)	142,116	121,860	102,754
Income from real estate operations	$566,179	486,817	409,412

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

Future Minimum Rental Receipts Under Non-Cancelable Leases
The Company’s leases with its customers may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate. In calculating the disclosures presented below, the Company included the fixed, non-cancelable terms of the leases. The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2023:

Years Ending December 31,	(In thousands)
2024	$439,737
2025	399,694
2026	334,605
2027	248,466
2028	182,399
Thereafter	419,378
Total minimum receipts	$2,024,279

The Company recognizes gains on sales of real estate in accordance with the principles set forth in the Codification. For each transaction, the Company evaluates whether the guidance in ASC 606, Revenue from Contracts with Customers, or ASC 610, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets, is applicable. Upon closing of real estate transactions, the provisions of the Codification require consideration of whether the seller has a controlling financial interest in the entity that holds the nonfinancial asset after the transaction. In addition, the seller evaluates whether a contract exists under ASC 606 and whether the counterparty obtained control of each nonfinancial asset that is sold. If a contract exists and the

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

counterparty obtained control of each nonfinancial asset, the seller derecognizes the assets at the close of the transaction with resulting gains or losses reflected on the Consolidated Statements of Income and Comprehensive Income.

(d)Real Estate Properties
EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the years ended December 31, 2023, 2022 and 2021, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $141,003,000, $125,199,000 and $104,910,000 for 2023, 2022 and 2021, respectively.

(e)Development and Value-Add Properties
Development and value-add properties consists of properties in lease-up and under construction and prospective development (primarily land). Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use.  Acquired properties meeting either of the following two conditions are considered value-add properties:  (1) Less than 75% leased as of the acquisition date (or will be less than 75% occupied within one year of acquisition date based on near term lease roll), or (2) 20% or greater of the acquisition cost will be spent to redevelop the property.

Costs associated with development (i.e., land, construction costs, interest expense, property taxes and other costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development projects based on development activity.  As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant.  The Company transfers properties from Development and value-add properties to Real estate properties as follows: (i) for development properties, at the earlier of 90% occupancy or one year after completion of the shell construction, and (ii) for value-add properties, at the earlier of 90% occupancy or one year after acquisition. Upon the earlier of 90% occupancy or one year after completion/value-add acquisition date of the shell construction, capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases and depreciation commences on the entire property (excluding the land).

(f)Real Estate Sold and Held for Sale
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of December 31, 2023 or 2022.

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

During the year ended December 31, 2023, the Company sold two land parcels and three operating properties. During the year ended December 31, 2022, the Company sold three operating properties. The results of operations and gains and losses on sales for the properties sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales of operating properties are included in Gain on sales of real estate investments. The gains

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and losses on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

The Company did not consider its sales in 2022 or 2023 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. These sales are discussed further in Note 2.

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

(i)Amortization
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method, and the amortization is included in Interest Expense. Amortization of debt issuance costs was $1,943,000, $1,357,000 and $1,296,000 for 2023, 2022 and 2021, respectively. Amortization of facility fees was $1,005,000, $713,000 and $751,000 for 2023, 2022 and 2021, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  The related amortization expense is included in Depreciation and amortization. Leasing costs amortization expense was $22,133,000, $18,950,000 and $16,209,000 for 2023, 2022 and 2021, respectively.

Amortization expense for in-place lease intangibles is disclosed below in Real Estate Property Acquisitions and Acquired Intangibles.

(j)Real Estate Property Acquisitions and Acquired Intangibles
Upon acquisition of real estate properties, EastGroup applies the principles of ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2023, 2022 and 2021 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company has capitalized acquisition costs related to its 2023, 2022 and 2021 acquisitions.
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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases and the value of in-place leases at the time of the acquisition.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease. The amounts allocated to above and below market lease intangibles are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. In-place lease intangibles are valued based upon management’s assessment of factors such as an estimate of foregone rents and avoided leasing costs during the expected lease-up periods considering current market conditions

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and costs to execute similar leases.  These intangible assets are included in Other assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease.

Amortization of above and below market lease intangibles, which increased rental income by $2,483,000, $2,565,000 and $1,048,000 in 2023, 2022 and 2021, respectively, is included in Income from real estate operations.  Amortization expense for in-place lease intangibles, which was $7,942,000, $9,489,000 and $5,980,000 for 2023, 2022 and 2021, respectively, is included in Depreciation and amortization.

Projected amortization of in-place lease intangibles for the next five years as of December 31, 2023 is as follows:

Years Ending December 31,	(In thousands)
2024	$6,611
2025	5,421
2026	3,656
2027	1,837
2028	887
Thereafter	1,793
Total projected amortization of in-place lease intangibles	$20,205

EastGroup acquired real estate properties during 2023, 2022 and 2021 as discussed in Note 2. The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the real estate property acquisitions during the years ended December 31, 2023, 2022 and 2021.

	Costs Incurred During the Years Ended December 31,
ACQUIRED ASSETS AND ASSUMED LIABILITIES	2023	2022	2021
	(In thousands)
Land	$44,676	127,402	42,554
Buildings and building improvements	111,082	335,335	225,645
Tenant and other improvements	4,346	11,502	4,907
Right of use assets — Ground leases (operating)	—	—	12,708
Total real estate properties acquired	160,104	474,239	285,814
In-place lease intangibles (1)	7,242	11,871	9,949
Above market lease intangibles (1)	—	—	6
Below market lease intangibles (2)	(2,230)	(4,059)	(3,836)
Operating lease liabilities — Ground leases (3)	—	—	(12,708)
Total assets acquired, net of liabilities assumed	$165,116	482,051	279,225
(1)In-place lease intangibles and above market lease intangibles are each included in Other assets on the Consolidated Balance Sheets. These costs are amortized over the remaining terms of the associated leases in place at the time of acquisition.
(2)Below market lease intangibles are included in Other liabilities on the Consolidated Balance Sheets. These costs are amortized over the remaining terms of the associated leases in place at the time of acquisition.
(3)Operating lease liabilities — Ground leases are included in Other liabilities on the Consolidated Balance Sheets.

The leases in the properties acquired during 2023, 2022 and 2021 had a weighted average remaining lease term at acquisition of approximately 8.0 years, 3.9 years and 2.9 years, respectively.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill and other intangibles existed during the years ended December 31, 2023, 2022 and 2021.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(l)Equity Offerings
Underwriting commissions and offering costs incurred in connection with common stock offerings and at-the-market equity offering programs have been reflected as a reduction of additional paid-in capital.

Under relevant accounting guidance, sales of common stock under forward equity sale agreements (as discussed in Note 9 Common Stock Activity) are not deemed to be liabilities, and furthermore, meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

(m)Earnings per Share
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

Diluted EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  The Company calculates diluted EPS by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive securities including shares issuable under forward equity sale agreements and unvested restricted stock using the treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. See Note 13 Earnings per Share for details.

(n)Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and to disclose material contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

(o)Risks and Uncertainties
The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position. Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt or meet other financial obligations.

(p)Recent Accounting Pronouncements
EastGroup has evaluated all FASB Accounting Standards Updates (“ASU”) recently released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The primary provision of the ASU is to require disclosure of incremental segment information, such as significant segment expenses regularly provided to the Company’s chief decision makers, the title and position of such individuals, and the manner in which the individuals use such information in assessing segment performance and the allocation of resources.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources. Entities with a single reportable segment are required to provide the disclosures required by the amendment and existing segment disclosure requirements in accordance with Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Amendments should be applied retrospectively to all prior periods presented in the financial statements. EastGroup does not expect the adoption to have a material impact on its financial condition, results of operations or disclosures.
(q)Classification of Book Overdraft on Consolidated Statements of Cash Flows
The Company classifies changes in book overdraft in which the bank has not advanced cash to the Company to cover outstanding checks as an operating activity. Such amounts are included in Accounts payable, accrued expenses and prepaid rent in the Operating Activities section on the Consolidated Statements of Cash Flows.

(r)Reclassifications
Certain reclassifications have been made in the 2022 and 2021 consolidated financial statements to conform to the 2023 presentation.

(2)REAL ESTATE PROPERTIES AND DEVELOPMENT AND VALUE-ADD PROPERTIES

The Company’s Real estate properties and Development and value-add properties at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(In thousands)
Real estate properties:
Land	$814,364	730,445
Buildings and building improvements	3,336,615	3,012,319
Tenant and other improvements	684,573	633,817
Right of use assets — Ground leases (operating) (1)	17,996	19,391
Development and value-add properties (2)	639,647	538,449
	5,493,195	4,934,421
Less accumulated depreciation	(1,273,723)	(1,150,814)
	$4,219,472	3,783,607

(1)See Ground Leases discussion below for information regarding the Company’s right of use assets for ground leases.
(2)Value-add properties are defined in Note 1(e).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of real estate properties acquired for the years ended December 31, 2023, 2022 and 2021 follows:

		(Unaudited)
REAL ESTATE PROPERTIES ACQUIRED	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
2023
OPERATING PROPERTIES ACQUIRED (2)
Craig Corporate Center	Las Vegas, NV	156,000	04/18/2023	$34,365
Blue Diamond Business Park	Las Vegas, NV	254,000	09/05/2023	52,973
McKinney Logistics Center	Dallas, TX	193,000	10/02/2023	25,739
Park at Myatt	Nashville, TN	171,000	11/03/2023	30,793
Pelzer Point Commerce Center 1	Greenville, SC	213,000	12/21/2023	21,246
Total operating property acquisitions		987,000		165,116
Total value-add property acquisitions		—		—
Total acquired assets in 2023 (5)		987,000		$165,116
2022
OPERATING PROPERTIES ACQUIRED (2)
Cebrian Distribution Center and Reed Distribution Center (3)	Sacramento, CA	329,000	06/01/2022	$49,726
6th Street Business Center, Benicia Distribution Center 1-5, Ettie Business Center, Laura Alice Business Center, Preston Distribution Center, Sinclair Distribution Center, Transit Distribution Center and Whipple Business Center (3)	San Francisco, CA	1,377,000	06/01/2022	309,404
Total operating property acquisitions		1,706,000		359,130
VALUE-ADD PROPERTIES ACQUIRED (4)
Cypress Preserve 1 & 2	Houston, TX	516,000	03/28/2022	54,462
Zephyr Distribution Center	San Francisco, CA	82,000	04/08/2022	29,017
Mesa Gateway Commerce Center	Phoenix, AZ	147,000	04/15/2022	18,315
Access Point 3	Greenville, SC	299,000	07/12/2022	21,127
Total value-add property acquisitions		1,044,000		122,921
Total acquired assets in 2022 (5)		2,750,000		$482,051
2021
OPERATING PROPERTIES ACQUIRED (2)
Southpark Distribution Center 2	Phoenix, AZ	79,000	06/10/2021	$9,177
DFW Global Logistics Centre	Dallas, TX	611,000	08/26/2021	89,829
Progress Center 3	Atlanta, GA	50,000	09/23/2021	5,000
Texas Avenue	Austin, TX	20,000	10/15/2021	4,143
Total operating property acquisitions		760,000		108,149
VALUE-ADD PROPERTIES ACQUIRED (4)
Access Point 1	Greenville, SC	156,000	01/15/2021	10,501
Northpoint 200	Atlanta, GA	79,000	01/21/2021	6,516
Access Point 2	Greenville, SC	159,000	05/19/2021	10,743
Cherokee 75 Business Center 2	Atlanta, GA	105,000	06/17/2021	8,837
Siempre Viva Distribution Center 3-6	San Diego, CA	547,000	12/01/2021	134,479
Total value-add property acquisitions		1,046,000		171,076
Total acquired assets in 2021 (5)		1,806,000		$279,225
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
(4)Value-add properties are defined in Note 1(e).
(5)Excludes acquired development land as detailed below.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also during 2023, EastGroup purchased 328.3 acres of development land in seven markets for $70,664,000. During 2022, EastGroup purchased 456.3 acres of development land in 10 markets for $123,717,000. During 2021, EastGroup purchased 365.8 acres of development land in five markets for $41,065,000.

Sales of Real Estate
The Company sold operating properties during 2023, 2022 and 2021 as shown in the table below. The results of operations and gains and losses on sales for the properties sold during the periods presented are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales of operating properties are included in Gain on sales of real estate investments. The Company did not consider its sales in 2023, 2022 or 2021 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

A summary of Gain on sales of real estate investments for the years ended December 31, 2023, 2022 and 2021 follows:

		(Unaudited)
REAL ESTATE PROPERTIES SOLD	Location	Size	Date Sold	Net Sales Price	Basis	Recognized Gain
		(Square feet)		(In thousands)
2023
World Houston 23	Houston, TX	125,000	03/31/2023	$9,327	4,518	4,809
Ettie Business Center	San Francisco, CA	29,000	11/20/2023	11,638	8,845	2,793
Los Angeles Corporate Center	Los Angeles, CA	77,000	12/29/2023	16,006	5,643	10,363
Total for 2023		231,000		$36,971	19,006	17,965
2022
Metro Business Park	Phoenix, AZ	189,000	01/06/2022	$32,851	5,880	26,971
Cypress Creek Business Park (1)	Fort Lauderdale, FL	56,000	03/31/2022	5,282	1,901	3,381
World Houston 15 East	Houston, TX	42,000	05/11/2022	12,873	2,226	10,647
Total for 2022		287,000		$51,006	10,007	40,999
2021
Jetport Commerce Park	Tampa, FL	284,000	11/09/2021	$44,260	5,401	38,859

(1)Cypress Creek Business Park is located on a ground lease. In conjunction with the sale of the property, the Company fully amortized the associated right-of-use asset and liability of $1,745,000.

The table above includes sales of operating properties. During the year ended December 31, 2023, the Company also sold 11.9 acres of land in Houston and Fort Worth for $4,750,000 and recognized gains on the sales of $446,000. The Company did not sell any land during the years ended December 31, 2022 or 2021. The gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

Development and Value-Add Properties
As of December 31, 2023, the Company’s development and value-add program consisted of projects in lease-up, under construction and prospective development (primarily land), as detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development projects for 2023 were $16,235,000 compared to $12,393,000 for 2022 and $9,028,000 for 2021. In addition, EastGroup capitalized internal development costs of $10,472,000 during the year ended December 31, 2023, compared to $9,985,000 during 2022 and $7,713,000 in 2021.

Total capital invested for development and value-add properties during 2023 was $388,213,000, which primarily consisted of improvement costs of $301,596,000 on development and value-add properties, $70,664,000 for new land investments, and costs of $15,953,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s Development and Value-Add Properties for the year ended December 31, 2023 follows:

	(Unaudited)		(Unaudited)
	Actual or Estimated Building Size	Cumulative Costs Incurred as of 12/31/2023	Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	1,352,000	$162,356	$180,600
Under construction	2,725,000	212,568	395,100
Total lease-up and under construction	4,077,000	374,924	$575,700
Prospective development (primarily land)	10,792,000	264,723
Total Development and value-add properties as of December 31, 2023	14,869,000	$639,647

Total Development and value-add properties transferred to Real estate properties during the year ended December 31, 2023	2,341,000	$271,568	(1)

(1) Represents cumulative costs at the date of transfer.

Ground Leases
As of December 31, 2023 and 2022, the Company operated one property in Florida, four properties in Texas and one property in Arizona that are subject to ground leases.  The ground leases have terms of 40 to 50 years, expiration dates of August 2031 to October 2058, and renewal options of 15 to 35 years, except for the one lease in Arizona which is automatically and perpetually renewed annually.  The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. With the renewal options included, expiration dates range from August 2051 to January 2070. Total ground lease expenditures for the years ended December 31, 2023, 2022 and 2021 were $1,758,000, $1,755,000 and $1,354,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  These future changes in payments will be considered variable payments and will not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease term as of December 31, 2023, for the ground leases is 35 years.

EastGroup applies ASC 842, Leases, for its ground leases, which are classified as operating leases. There were no new ground leases in 2023 or 2022. As of December 31, 2023 and 2022, the unamortized balances of the Company’s right of use assets for its ground leases were $17,996,000 and $19,391,000, respectively. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

The following schedule indicates approximate future minimum ground lease payments for these properties by year as of December 31, 2023:

Future Minimum Ground Lease Payments as of December 31, 2023

Years Ending December 31,	(In thousands)
2024	$1,496
2025	1,531
2026	1,567
2027	1,567
2028	1,573
Thereafter	50,298
Total minimum payments	58,032
Imputed interest (1)	(39,274)
Total ground lease liabilities	$18,758

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)UNCONSOLIDATED INVESTMENT

The Company owns a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2026 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $7,539,000 at December 31, 2023, and $7,230,000 at December 31, 2022.

(4)OTHER ASSETS

A summary of the Company’s Other assets follows:

	December 31,
	2023	2022
	(In thousands)
Leasing costs (principally commissions)	$158,741	140,273
Accumulated amortization of leasing costs	(57,646)	(48,249)
Leasing costs (principally commissions), net of accumulated amortization	101,095	92,024

Acquired in-place lease intangibles	39,600	37,181
Accumulated amortization of acquired in-place lease intangibles	(19,395)	(16,276)
Acquired in-place lease intangibles, net of accumulated amortization	20,205	20,905

Acquired above market lease intangibles	482	496
Accumulated amortization of acquired above market lease intangibles	(318)	(251)
Acquired above market lease intangibles, net of accumulated amortization	164	245

Straight-line rents receivable	72,360	61,452
Accounts receivable	9,984	9,568
Interest rate swap assets	27,366	38,352
Right of use assets - Office leases (operating)	2,828	2,050
Goodwill	990	990
Escrow deposits and prepaid costs for pending transactions	745	2,522
Prepaid insurance	7,208	2,681
Receivable for insurance proceeds	1,425	2,828
Prepaid expenses and other assets	7,569	11,327
Total Other assets	$251,939	244,944

(5)UNSECURED BANK CREDIT FACILITIES

The Company’s borrowings on unsecured bank credit facilities are detailed below:

	December 31,
	2023	2022
	(In thousands)
Unsecured bank credit facilities — variable rate, carrying amount	$—	170,000
Unamortized debt issuance costs	(1,520)	(1,546)
Unsecured bank credit facilities, net of debt issuance costs	$(1,520)	168,454

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Until January 10, 2023, EastGroup had $425,000,000 and $50,000,000 unsecured bank credit facilities with margins over London Interbank Offered Rate (“LIBOR”) of 77.5 basis points, facility fees of 15 basis points and maturity dates of July 30, 2025. The Company amended and restated these credit facilities effective January 10, 2023, expanding the total capacity on its unsecured bank credit facilities from $475,000,000 to $675,000,000 and replacing LIBOR with Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate.

The Company’s $625,000,000 unsecured bank credit facility, which was increased in January 2023 by $200,000,000 from $425,000,000, is with a group of 11 banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company’s election) and an additional $125,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of December 31, 2023, was SOFR plus 76.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2023, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 6.130%. The Company has two standby letters of credit totaling $2,655,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company’s $50,000,000 unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of December 31, 2023, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2023, the interest rate was 6.255% with no outstanding balance.

For both facilities, the margin and facility fee are subject to changes in the Company’s credit ratings. Although the Company’s current credit rating is Baa2, given the strength of the Company’s key credit metrics, initial pricing for the credit facilities is based on the BBB+/Baa1 credit ratings level. This favorable pricing level will be retained provided that the Company’s consolidated leverage ratio, as defined in the applicable agreements, remains less than 32.5%. The $625,000,000 facility also includes a sustainability-linked pricing component pursuant to which the applicable interest rate margin is reduced by one basis point if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the years ended December 31, 2023 and 2022, which allowed for the interest rate reduction in each of the years subsequent to achieving the metric. The margin was effectively reduced on this unsecured bank credit facility by one basis point, from 77.5 to 76.5 basis points.

Average unsecured bank credit facilities borrowings were $49,384,000 in 2023, $182,478,000 in 2022 and $95,629,000 in 2021, with weighted average interest rates (excluding amortization of facility fees and debt issuance costs) of 5.68% in 2023, 2.32% in 2022 and 1.01% in 2021.  Amortization of facility fees was $1,005,000, $713,000 and $751,000 for 2023, 2022 and 2021, respectively.  Amortization of debt issuance costs for the Company’s unsecured bank credit facilities was $1,003,000, $650,000 and $606,000 for 2023, 2022 and 2021, respectively.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining minimum debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2023.

(6)UNSECURED DEBT

The Company’s unsecured debt is detailed below:

	December 31,
	2023	2022
	(In thousands)
Unsecured debt - fixed rate, carrying amount (1)	$1,680,000	1,695,000
Unamortized debt issuance costs	(3,653)	(3,741)
Unsecured debt, net of debt issuance costs	$1,676,347	1,691,259

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the carrying amount of Unsecured debt follows:

				Balance at December 31,
	Margin	Interest Rate	Maturity Date	2023	2022
				(In thousands)
$65 Million Unsecured Term Loan (1)	1.10%	2.31%	04/01/2023	$—	65,000
$50 Million Senior Unsecured Notes	Not applicable	3.80%	08/28/2023	—	50,000
$50 Million Unsecured Term Loan (2)	0.95%	4.09%	08/30/2024	50,000	50,000
$60 Million Senior Unsecured Notes	Not applicable	3.46%	12/13/2024	60,000	60,000
$60 Million Senior Unsecured Notes	Not applicable	3.48%	12/15/2024	60,000	60,000
$50 Million Unsecured Term Loan (2)	1.10%	1.58%	03/18/2025	50,000	50,000
$20 Million Senior Unsecured Notes	Not applicable	3.80%	08/28/2025	20,000	20,000
$25 Million Senior Unsecured Notes	Not applicable	3.97%	10/01/2025	25,000	25,000
$50 Million Senior Unsecured Notes	Not applicable	3.99%	10/07/2025	50,000	50,000
$100 Million Unsecured Term Loan (2)	0.95%	2.10%	10/10/2026	100,000	100,000
$40 Million Senior Unsecured Notes	Not applicable	3.75%	12/15/2026	40,000	40,000
$100 Million Unsecured Term Loan (2) (3)	0.95%	1.80%	03/25/2027	100,000	100,000
$75 Million Unsecured Term Loan (2)	0.95%	4.00%	08/31/2027	75,000	75,000
$60 Million Senior Unsecured Notes	Not applicable	3.93%	04/10/2028	60,000	60,000
$100 Million Unsecured Term Loan (2) (4)	0.95%	2.61%	09/29/2028	100,000	100,000
$80 Million Senior Unsecured Notes	Not applicable	4.27%	03/28/2029	80,000	80,000
$75 Million Senior Unsecured Notes	Not applicable	3.47%	08/19/2029	75,000	75,000
$100 Million Unsecured Term Loan (2)	1.35%	5.27%	01/13/2030	100,000	—
$100 Million Senior Unsecured Notes	Not applicable	2.61%	10/14/2030	100,000	100,000
$125 Million Senior Unsecured Notes	Not applicable	2.74%	06/10/2031	125,000	125,000
$35 Million Senior Unsecured Notes	Not applicable	3.54%	08/15/2031	35,000	35,000
$150 Million Senior Unsecured Notes	Not applicable	3.03%	04/20/2032	150,000	150,000
$75 Million Senior Unsecured Notes	Not applicable	2.71%	10/14/2032	75,000	75,000
$75 Million Senior Unsecured Notes	Not applicable	4.90%	10/12/2033	75,000	75,000
$75 Million Senior Unsecured Notes	Not applicable	4.95%	10/12/2034	75,000	75,000
				$1,680,000	1,695,000

(1)The interest rates on this unsecured term loan was comprised of LIBOR plus a margin which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into interest rate swap agreements (further described in Note 12) to convert the loan's LIBOR rates to an effectively fixed interest rate. The interest rate in the table above is the effectively fixed interest rates for the loan, including the effects of the interest rate swaps, as of March 31, 2023, the payoff date.
(2)The interest rates on these unsecured term loans are comprised of Term SOFR plus a margin which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into interest rate swap agreements (further described in Note 12) to convert the loans’ Term SOFR rates to effectively fixed interest rates. The interest rates in the table above are the effectively fixed interest rates for the loans, including the effects of the interest rate swaps, as of December 31, 2023.
(3)This term loan was amended and refinanced effective March 25, 2022. The margin was reduced by approximately 60 basis points, changing the effectively fixed rate from 2.39% to 1.80%, and LIBOR was replaced with Term SOFR.
(4)This term loan was refinanced effective September 29, 2023. The margin was reduced by approximately 45 basis points, changing the effectively fixed rate from 3.06% to 2.61%.

In January 2023, the Company closed a $100,000,000 senior unsecured term loan with a term of seven years and interest only payments, which bears interest at the annual rate of SOFR plus an applicable margin (1.35% as of December 31, 2023) based on the Company’s senior unsecured long-term debt rating. The Company also entered into an interest rate swap agreement to convert the loan’s SOFR rate component to a fixed interest rate for the entire term of the loan providing a total effectively fixed interest rate of 5.27%.

On March 31, 2023, EastGroup repaid a $65,000,000 senior unsecured term loan with a total effectively fixed interest rate of 2.31%. The loan, which was scheduled to mature on April 1, 2023, was repaid with no penalty.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2022, EastGroup closed on a total of $525,000,000 of new unsecured debt with a weighted average effectively fixed interest rate of 3.82%. The Company refinanced a $100,000,000 unsecured term loan, reducing the interest rate by 60 basis points. EastGroup also repaid a $75,000,000 unsecured term loan with an effectively fixed interest rate of 3.03%.

During the year ended December 31, 2021, EastGroup closed on a total of $175,000,000 of new unsecured debt with a weighted average effectively fixed interest rate of 2.40%, refinanced a $100,000,000 unsecured term loan reducing the interest rate by 65 basis points, and repaid a $40,000,000 unsecured term loan with an effectively fixed interest rate of 2.34%.

The Company’s unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2023 and 2022.

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt (primarily unsecured), and/or proceeds from the issuance of equity instruments.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of December 31, 2023 are as follows:

Years Ending December 31,	(In thousands)
2024	$170,000
2025	145,000
2026	140,000
2027	175,000
2028	160,000
Thereafter	890,000
Total unsecured debt, before amortization of debt issuance costs	$1,680,000

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2023	2022
	(In thousands)
Property taxes payable	$9,508	6,823
Development costs payable	29,487	21,305
Retainage payable	14,992	11,011
Real estate improvements and capitalized leasing costs payable	5,275	5,182
Interest payable	8,493	9,597
Dividends payable	62,393	55,952
Book overdraft (1)	—	13,370
Other payables and accrued expenses	16,189	13,748
Total Accounts payable and accrued expenses	$146,337	136,988

(1) Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities. See Note 1(q).

(8)OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	December 31,
	2023	2022
	(In thousands)
Security deposits	$37,102	34,272
Prepaid rent and other deferred income	20,070	17,004
Operating lease liabilities — Ground leases	18,758	19,906
Operating lease liabilities — Office leases	2,882	2,139

Acquired below-market lease intangibles	11,451	10,735
Accumulated amortization of acquired below-market lease intangibles	(5,006)	(3,957)
Acquired below-market lease intangibles, net of accumulated amortization	6,445	6,778

Interest rate swap liabilities	2,478	1,981
Other liabilities	1,680	1,586
Total Other liabilities	$89,415	83,666

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2023:

	Years Ended December 31,
	2023	2022	2021
	Common Stock (in shares)
Shares outstanding at beginning of year	43,575,539	41,268,846	39,676,828
Common stock offerings	4,094,896	393,406	1,551,181
Common stock issued in the purchase of real estate	—	1,868,809	—
Incentive restricted stock granted	57,741	71,217	66,623
Incentive restricted stock forfeited	(1,015)	—	—
Director common stock awarded	—	161	4,466
Director restricted stock granted	4,134	5,696	—
Employee common stock awarded	575	2,425	—
Stock withheld for tax obligations	(31,438)	(35,021)	(30,252)
Shares outstanding at end of year	47,700,432	43,575,539	41,268,846

On October 25, 2023, we established an at-the-market common stock offering program (“ATM program”) pursuant to which we are able to sell from time to time shares of our common stock having an aggregate gross sales price of up to $750,000,000 (the “Current 2023 ATM Program”). The Current 2023 ATM Program replaces our previous $750,000,000 ATM program (the “Prior ATM Program”), which was established on December 16, 2022, under which we had sold shares of our common stock having an aggregate gross sales price of $464,305,000 through October 25, 2023. In addition, we previously established a $750,000,000 ATM program on December 20, 2019, under which we had sold shares of our common stock having an aggregate gross sales price of $444,533,000 through December 16, 2022.

In connection with the Current 2023 ATM program, we may sell shares of our common stock through sales agents or through certain financial institutions acting as forward purchasers whereby, at our discretion, the forward counterparties may borrow from third parties and subsequently sell shares of our common stock. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock but defer settling and receiving the proceeds from the sale of shares until a later date. Additionally, the forward price that we expect to receive upon settlement of an agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the agreement.

The following table presents the common stock issuance activity pursuant to the Company's ATM programs for the years ended December 31, 2023, 2022 and 2021:

Years Ended December 31,	Common Stock Issued (1)	Weighted Average Price	Net Proceeds
	(In shares)	(Per share)	(In thousands)
2023	4,094,896	$170.77	$691,478
2022	393,406	194.17	75,375
2021	1,551,181	176.77	271,155
(1) Excludes shares of common stock sold on a forward basis as described in the following paragraph.

During the year ended December 31, 2023, we entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under our Current 2023 ATM program with respect to 406,041 shares of common stock at a weighted average initial forward price of $183.92 per share. We did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements. As of December 31, 2023, we had not settled any of the outstanding forward equity sale agreements by issuing shares of our common stock. During the years ended December 31, 2022 and December 31, 2021, we did not enter into any forward equity sale agreements under our ATM programs.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, approximately $440,322,000 of common stock remains available to be sold under the Current 2023 ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

(10)STOCK-BASED COMPENSATION

Equity Incentive Plan
In April 2013, the Board of Directors adopted the EastGroup Properties, Inc. 2013 Equity Incentive Plan (the “2013 Equity Plan”) upon the recommendation of the Compensation Committee of the Company's Board of Directors (the “Committee”); the 2013 Equity Plan was approved by the Company’s stockholders and became effective May 29, 2013. The 2013 Equity Plan was further amended by the Board of Directors in March 2017. The 2013 Equity Plan permitted the grant of awards to employees and directors with respect to 2,000,000 shares of common stock.

In April 2023, the Board of Directors adopted the EastGroup Properties, Inc. 2023 Equity Incentive Plan (the “2023 Equity Plan”) upon the recommendation of the Committee; the 2023 Equity Plan was approved by the Company’s stockholders and became effective May 25, 2023. The 2023 Equity Plan permits the grant of awards to employees and directors with respect to 1,500,000 shares of common stock.

There were 1,484,116 shares available for grant under the 2023 Equity Plan as of December 31, 2023, and there were 1,422,437 and 1,477,241 shares available for grant under the 2013 Equity Plan as of December 31, 2022 and 2021, respectively. Typically, the Company issues new shares to fulfill stock grants.
Employee Equity Awards
The Company’s restricted stock program is designed to provide incentives for management to achieve goals established by the Committee. The awards act as a retention device, as they vest over time, allowing participants to benefit from dividends on shares as well as potential stock appreciation. Equity awards align management’s interests with the long-term interests of shareholders.

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

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model used to determine the grant date fair value of the multi-year market conditions component of the long-term compensation awards for 2023, 2022 and 2021:

	2023 Award	2022 Award	2021 Award

Valuation date	3/2/2023	3/3/2022	2/25/2021
Risk-free interest rate	4.68%	1.64%	0.39%
Expected share price volatility for the Company	31.01%	30.01%	30.51%
Expected share price volatility for peer group companies - low end of range	27.31%	26.32%	26.87%
Expected share price volatility for peer group companies - high end of range	51.26%	50.10%	54.25%
Expected dividend yield	3.02%	2.27%	2.27%
Number of simulation paths	1,000,000	1,000,000	1,000,000
Grant date fair value (in thousands)	$4,885	2,912	2,941

The risk-free interest rate is based on zero coupon risk-free rates matching the three-year time period of the market performance period. The expected share price volatilities are based on a mix of the historical and implied volatilities of the Company and the

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

peer group companies. The expected dividend yield is based on the expected annual cash dividend as of the valuation date divided by the Company’s stock price on the valuation date. These market based awards are expensed on a straight-line basis over the requisite service period (75% vests at the end of the three-year performance period and 25% vests the following year).

The following table presents the total shareholder return component of the long-term compensation awards for the four years ended December 31, 2023:

	2023 Award	2022 Award	2021 Award	2020 Award

Grant date	3/2/2023	3/3/2022	2/25/2021	3/6/2020
Performance period	1/1/23 - 12/31/25	1/1/22 - 12/31/24	1/1/21 - 12/31/23	1/1/20 - 12/31/22
Range of earnable shares - low end of range	—	—	—	—
Range of earnable shares - high end of range	44,725	27,212	36,400	25,261
Shares determined	N/A (1)	N/A (1)	N/A (1)	21,050
    (1) The performance conditions for this award have not yet been satisfied and the number of shares have not yet been determined.

The long term awards subject only to continuing employment are expensed on a straight-line basis over the requisite service period (25% vests in each of the following four years). The following table presents the service only component of the long-term compensation awards for the four years ended December 31, 2023:

	2023 Award	2022 Award	2021 Award	2020 Award

Grant date	3/2/2023	3/3/2022	2/25/2021	3/6/2020
Shares granted	9,583	5,830	7,801	7,217
Grant date share price	$165.83	193.54	138.93	131.36

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

The following table presents the Company performance measures component of the annual equity compensation awards for the three years ended December 31, 2023:

	2023 Award	2022 Award	2021 Award

Grant date	3/2/2023	3/3/2022	2/25/2021
Performance period	1/1/23 - 12/31/23	1/1/22 - 12/31/22	1/1/21 - 12/31/21
Range of earnable shares - low end of range	—	—	—
Range of earnable shares - high end of range	21,438	13,289	19,052
Shares determined	N/A (1)	12,761	18,798
Grant date share price	$165.83	193.54	138.93
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the individual performance goals component of the annual equity compensation awards for the three years ended December 31, 2023:

	2023 Award	2022 Award	2021 Award

Grant date	N/A (1)	2/15/2023	2/16/2022
Performance period	1/1/23 - 12/31/23	1/1/22 - 12/31/22	1/1/21 - 12/31/21
Range of earnable shares - low end of range	—	—	—
Range of earnable shares - high end of range	5,358	3,323	4,756
Shares determined	N/A (1)	3,022	4,374
Grant date share price	N/A (1)	$168.90	190.89
(1) The performance conditions for this award have not yet been satisfied and the grant date and number of shares have not yet been determined.

Equity compensation is also awarded to the Company’s non-executive officers, which are subject to service only conditions and expensed on a straight-line basis over the requisite service period (20% vests in each of the following five years). The total compensation expense is based upon the fair market value of the shares on the grant date. The following table presents the compensation awards to non-executive officers for the three years ended December 31, 2023:

	2023 Award	2022 Award	2021 Award

Grant date	6/20/2023	6/20/2022	7/7/2021
Shares granted	11,325	11,225	9,200
Grant date share price	$172.70	148.48	168.35

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

Stock-based compensation cost for employees was $11,013,000, $10,236,000 and $9,136,000 for 2023, 2022 and 2021, respectively, of which $2,812,000, $2,510,000 and $2,336,000 were capitalized as part of the Company’s development costs for the respective years. As of December 31, 2023, there was $4,219,000 of unrecognized compensation cost related to unvested restricted stock compensation for employees and directors that is expected to be recognized over a weighted average period of 2.8 years.

During the restricted period for awards no longer subject to contingencies, dividends are accrued based upon the number of shares expected to be awarded.  As of December 31, 2023, 2022 and 2021, accrued dividends on unvested restricted stock were $1,921,000, $1,610,000 and $1,585,000, respectively. Of the shares that vested in 2023, 2022 and 2021, 31,254 shares, 34,251 shares and 30,252 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2023, 2022 and 2021. As of the grant dates, the aggregate fair value of shares that were granted during 2023, 2022 and 2021 was $8,562,000, $8,654,000 and $7,682,000, respectively. As of the vesting dates, the aggregate fair value of shares that vested during 2023, 2022 and 2021 was $11,304,000, $17,124,000 and $10,322,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	96,708	$131.79	106,056	$116.37	113,125	$100.86
Granted (1) (2)	57,741	148.28	71,217	121.52	66,623	115.30
Forfeited	(1,015)	144.79	—	—	—	—
Vested	(73,152)	120.87	(80,565)	102.42	(73,692)	91.59
Unvested at end of year	80,282	153.43	96,708	131.79	106,056	116.37

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

Following is a vesting schedule of the total unvested shares for employees as of December 31, 2023:

Unvested Shares Vesting Schedule	Number of Shares
2024	41,741
2025	19,510
2026	9,983
2027	6,783
2028	2,265
Total Unvested Shares	80,282

Directors Equity Awards
The Board of Directors has adopted a policy under the 2023 Equity Plan pursuant to which awards will be made to non-employee Directors. The current policy provides that the Company shall automatically award an annual restricted share award to each non-employee Director who has been elected or re-elected as a member of the Board of Directors at the Annual Meeting. The number of shares shall be equal to $110,000 divided by the fair market value of a share on the date of such election. If a non-employee Director is elected or appointed to the Board of Directors other than at an Annual Meeting of the Company, the annual restricted share award shall be pro rated. The restricted shares vest in full on the earlier of the one-year anniversary of the date of grant or the next annual meeting of shareholders following the date of grant, subject to the non-employee director’s continued service on the Board through such vesting date, subject to certain exceptions. The shares are expensed on a straight-line basis over the service period. The policy also provides that each new non-employee Director appointed or elected will receive an automatic award of restricted shares of Common Stock on the effective date of election or appointment equal to $25,000 divided by the fair market value of the Company’s Common Stock on such date. These restricted shares will vest 25% per year over a four-year period upon the performance of future service as a Director, subject to certain exceptions. The shares are expensed on a straight-line basis over the service period.

Directors were granted 4,134 shares and 5,568 shares of common stock as annual restricted share awards during 2023 and 2022, respectively. Directors were issued 4,466 shares of common stock as annual retainer awards during 2021.

Stock-based compensation expense for directors was $764,000, $566,000 and $711,000 for 2023, 2022 and 2021, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to directors with the related weighted average grant date fair value share prices for 2023, 2022 and 2021. As of the grant dates, the aggregate fair value of shares that were granted during 2023, 2022 and 2021 was $661,000, $906,000 and zero, respectively. As of the vesting dates, the fair value of shares that vested during 2023, 2022 and 2021 was $904,000, $8,000 and $21,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	5,800	$158.31	156	$120.39	278	$112.45
Granted	4,134	159.79	5,696	159.00	—	—
Forfeited	—	—	—	—	—	—
Vested	(5,652)	158.00	(52)	120.39	(122)	102.30
Unvested at end of year	4,282	160.15	5,800	158.31	156	120.39

(11)COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income.  The components of Accumulated other comprehensive income (loss) for 2023, 2022 and 2021 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 12 for information regarding the Company’s interest rate swaps.

	Years Ended December 31,
	2023	2022	2021
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):	(In thousands)
Balance at beginning of year	$36,371	1,302	(10,752)
Other comprehensive income (loss) - interest rate swaps	(11,483)	35,069	12,054
Balance at end of year	$24,888	36,371	1,302

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

As of December 31, 2023, EastGroup had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $14,556,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserved the presentation of derivatives consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which was issued to defer the sunset date of Topic 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the year ended December 31, 2023.

As of December 31, 2023 and 2022, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount as of December 31, 2023	Notional Amount as of December 31, 2022
	(In thousands)
Interest Rate Swap	—	$65,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$50,000	$50,000
Interest Rate Swap	$100,000	$100,000
Interest Rate Swap	$75,000	$75,000
Interest Rate Swap	$50,000	$50,000
Interest Rate Swap	$100,000	$100,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2023 and 2022. See Note 16 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of December 31, 2023		Derivatives As of December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$27,366	Other assets	$38,352
Interest rate swap liabilities	Other liabilities	2,478	Other liabilities	1,981

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income recognized in Other comprehensive income (loss) on derivatives	$6,319	37,563	7,747
Amount of (income) loss reclassified from Accumulated other comprehensive income (loss) into Interest expense	(17,802)	(2,494)	4,307

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of December 31, 2023, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

(13)EARNINGS PER SHARE

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$200,491	186,182	157,557
Denominator – weighted average shares outstanding - Basic	45,224	42,599	40,255
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator – net income attributable to common stockholders	$200,491	186,182	157,557
Denominator:
Weighted average shares outstanding - Basic	45,224	42,599	40,255
Effect of dilutive securities	107	113	122
Diluted weighted average shares outstanding - Diluted	45,331	42,712	40,377

(14)DEFINED CONTRIBUTION PLAN

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $1,246,000, $1,158,000 and $1,106,000 for 2023, 2022 and 2021, respectively.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2023 and 2022.

	December 31,
	2023		2022
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$40,263	40,263	56	56
Interest rate swap assets	27,366	27,366	38,352	38,352
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	—	—	170,000	169,684
Unsecured debt (2)	1,680,000	1,548,655	1,695,000	1,548,221
Interest rate swap liabilities	2,478	2,478	1,981	1,981

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17)SUBSEQUENT EVENTS

Subsequent to December 31, 2023, EastGroup partially settled the outstanding forward equity sale agreements under our Current 2023 ATM program by issuing 272,342 shares of common stock in exchange for net proceeds of $49,364,000, based on a weighted average forward price of $181.26 per share at settlement.

In January 2024, the Company acquired Brightstar Land, which contains 34.3 acres of development land in Atlanta for approximately $3,200,000. This site will accommodate the planned future development of two buildings containing approximately 314,000 square feet.

Also in January 2024, EastGroup acquired Spanish Ridge Industrial Park in Las Vegas, which includes three recently developed business distribution buildings totaling 231,000 square feet, for approximately $55,000,000. The buildings are currently 100% leased.

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
Westport Commerce Center	$980	3,800	4,444	980	8,244	—	9,224	5,821	1994	1983/87
Benjamin Distribution Center 1 & 2	843	3,963	2,188	883	6,111	—	6,994	4,715	1997	1996
Benjamin Distribution Center 3	407	1,503	809	407	2,312	—	2,719	1,862	1999	1988
Palm River Center	1,190	4,625	3,860	1,190	8,485	—	9,675	6,160	1997/98	1990/97/98
Palm River North 1 & 3	1,005	4,688	3,489	1,005	8,177	—	9,182	5,669	1998	2000
Palm River North 2	634	4,418	514	634	4,932	—	5,566	3,859	1997/98	1999
Palm River South 1	655	3,187	1,153	655	4,340	—	4,995	2,426	2000	2005
Palm River South 2	655	—	5,378	655	5,378	—	6,033	3,046	2000	2006
Walden Distribution Center 1	337	3,318	1,883	337	5,201	—	5,538	2,952	1997/98	2001
Walden Distribution Center 2	465	3,738	1,769	465	5,507	—	5,972	3,769	1998	1998
Oak Creek Distribution Center 1	1,109	6,126	1,909	1,109	8,035	—	9,144	5,375	1998	1998
Oak Creek Distribution Center 2	647	3,603	2,199	647	5,802	—	6,449	3,659	2003	2001
Oak Creek Distribution Center 3	439	—	3,620	556	3,503	—	4,059	1,718	2005	2007
Oak Creek Distribution Center 4	682	6,472	1,069	682	7,541	—	8,223	4,148	2005	2001
Oak Creek Distribution Center 5	724	—	6,083	916	5,891	—	6,807	3,206	2005	2007
Oak Creek Distribution Center 6	642	—	5,845	812	5,675	—	6,487	3,024	2005	2008
Oak Creek Distribution Center 7	740	—	6,467	740	6,467	—	7,207	1,431	2005	2017
Oak Creek Distribution Center 8	843	—	6,308	1,051	6,100	—	7,151	1,657	2005	2015
Oak Creek Distribution Center 9	618	—	5,195	781	5,032	—	5,813	2,235	2005	2009
Oak Creek Distribution Center A	185	—	1,552	185	1,552	—	1,737	737	2005	2008
Oak Creek Distribution Center B	227	—	1,592	227	1,592	—	1,819	763	2005	2008
Oak Creek Distribution Center C Land	355	—	1,291	355	1,291	—	1,646	79	2005	n/a
Airport Commerce Center	1,257	4,012	1,209	1,257	5,221	—	6,478	3,511	1998	1998
Westlake Distribution Center	1,333	6,998	2,945	1,333	9,943	—	11,276	7,142	1998	1998/99
Expressway Commerce Center 1	915	5,346	1,780	915	7,126	—	8,041	4,512	2002	2004
Expressway Commerce Center 2	1,013	3,247	1,228	1,013	4,475	—	5,488	2,773	2003	2001

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Silo Bend Distribution Center	4,131	27,497	6,251	4,132	33,747	—	37,879	12,986	2011	1987/90
Tampa East Distribution Center	791	4,758	808	791	5,566	—	6,357	2,357	2011	1984
Tampa West Distribution Center	2,139	8,502	2,057	2,140	10,558	—	12,698	4,019	2011	1975/93/94
Madison Distribution Center	495	2,779	575	495	3,354	—	3,849	1,376	2012	2007
Madison Distribution Center 2 & 3	624	—	7,309	624	7,309	—	7,933	2,107	2012	2015
Madison Distribution Center 4 & 5	565	—	8,462	565	8,462	—	9,027	2,451	2012	2016
Grand Oaks 75 Business Center 1	3,572	12,979	373	3,572	13,352	—	16,924	2,212	2019	2017
Grand Oaks 75 Business Center 2	2,589	10,226	2,379	2,589	12,605	—	15,194	1,765	2019	2019
Grand Oaks 75 Business Center 3	1,767	—	9,890	1,770	9,887	—	11,657	760	2019	2021
Grand Oaks 75 Business Center 4	2,334	—	16,976	2,338	16,972	—	19,310	432	2019	2022
Orlando
Chancellor Center	291	1,711	592	291	2,303	—	2,594	1,713	1996/97	1996/97
Exchange Distribution Center 1	603	2,414	2,733	603	5,147	—	5,750	4,058	1994	1975
Exchange Distribution Center 2	300	945	538	300	1,483	—	1,783	1,078	2002	1976
Exchange Distribution Center 3	320	997	547	320	1,544	—	1,864	1,081	2002	1980
Sunbelt Distribution Center	1,472	5,745	7,173	1,472	12,918	—	14,390	10,489	1989/97/98	1974/87/97/98
John Young Commerce Center 1	497	2,444	1,812	497	4,256	—	4,753	3,009	1997/98	1997/98
John Young Commerce Center 2	512	3,613	736	512	4,349	—	4,861	3,247	1998	1999
Sunport Center 1	555	1,977	1,276	555	3,253	—	3,808	2,197	1999	1999
Sunport Center 2	597	3,271	2,288	597	5,559	—	6,156	4,282	1999	2001
Sunport Center 3	642	3,121	1,320	642	4,441	—	5,083	3,059	1999	2002
Sunport Center 4	642	2,917	2,339	642	5,256	—	5,898	3,547	1999	2004
Sunport Center 5	750	2,509	4,104	750	6,613	—	7,363	3,629	1999	2005
Sunport Center 6	672	—	3,781	672	3,781	—	4,453	2,029	1999	2006
Southridge Commerce Park 1	373	—	5,574	373	5,574	—	5,947	3,604	2003	2006
Southridge Commerce Park 2	342	—	4,865	342	4,865	—	5,207	2,846	2003	2007
Southridge Commerce Park 3	547	—	5,859	547	5,859	—	6,406	3,078	2003	2007
Southridge Commerce Park 4	506	—	5,051	506	5,051	—	5,557	2,679	2003	2006
Southridge Commerce Park 5	382	—	4,832	382	4,832	—	5,214	2,786	2003	2006
Southridge Commerce Park 6	571	—	6,252	571	6,252	—	6,823	2,988	2003	2007

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Southridge Commerce Park 7	520	—	6,976	520	6,976	—	7,496	3,516	2003	2008
Southridge Commerce Park 8	531	—	6,739	531	6,739	—	7,270	2,885	2003	2008
Southridge Commerce Park 9	468	—	6,486	468	6,486	—	6,954	2,828	2003	2012
Southridge Commerce Park 10	414	—	4,937	414	4,937	—	5,351	1,663	2003	2012
Southridge Commerce Park 11	513	—	5,975	513	5,975	—	6,488	2,163	2003	2012
Southridge Commerce Park 12	2,025	—	17,364	2,025	17,364	—	19,389	7,435	2005	2008
Horizon Commerce Park 1	991	—	6,927	991	6,927	—	7,918	2,303	2008	2014
Horizon Commerce Park 2	1,111	—	7,763	1,111	7,763	—	8,874	2,476	2008	2014
Horizon Commerce Park 3	991	—	6,652	991	6,652	—	7,643	1,797	2008	2016
Horizon Commerce Park 4	1,097	—	8,626	1,097	8,626	—	9,723	2,641	2008	2015
Horizon Commerce Park 5	1,108	—	8,642	1,108	8,642	—	9,750	2,159	2008	2017
Horizon Commerce Park 6	1,099	—	11,231	1,099	11,231	—	12,330	2,066	2008	2019
Horizon Commerce Park 7	962	—	7,669	962	7,669	—	8,631	2,156	2008	2017
Horizon Commerce Park 8 & 9	1,590	—	16,652	1,590	16,652	—	18,242	2,325	2008	2019
Horizon Commerce Park 10	846	—	6,623	846	6,623	—	7,469	1,262	2009	2018
Horizon Commerce Park 11	1,101	—	9,892	1,101	9,892	—	10,993	1,616	2009	2019
Horizon Commerce Park 12	1,416	—	10,636	1,416	10,636	—	12,052	2,391	2009	2017
Horizon West 1	1,326	—	11,076	1,326	11,076	—	12,402	209	2020	2023
Horizon West 2 & 3	2,895	—	16,024	2,895	16,024	—	18,919	1,385	2020	2021
Horizon West 4	4,047	—	23,956	4,047	23,956	—	28,003	677	2020	2022
Jacksonville
Deerwood Distribution Center	1,147	1,799	6,765	1,147	8,564	—	9,711	5,386	1989	1978
Phillips Distribution Center	1,375	2,961	6,154	1,375	9,115	—	10,490	6,597	1994	1984/95
Lake Pointe Business Park	3,442	6,450	11,873	3,442	18,323	—	21,765	14,976	1993	1986/87
Ellis Distribution Center	540	7,513	4,477	540	11,990	—	12,530	6,771	1997	1977
Westside Distribution Center	2,011	15,374	11,524	2,011	26,898	—	28,909	16,934	1997/2008	1984/85
Beach Commerce Center	476	1,899	1,121	476	3,020	—	3,496	1,887	2000	2000
Interstate Distribution Center	1,879	5,700	2,454	1,879	8,154	—	10,033	5,506	2005	1990
Flagler Center	7,317	14,912	1,312	7,317	16,224	—	23,541	3,984	2016	1997 & 2005
Ft. Lauderdale/Palm Beach area
Linpro Commerce Center	613	2,243	4,305	616	6,545	—	7,161	5,224	1996	1986

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Lockhart Distribution Center	—	3,489	3,596	—	7,085	2,794	9,879	5,738	1997	1986
Interstate Commerce Center	485	2,652	2,208	485	4,860	—	5,345	3,294	1998	1988
Executive Airport Distribution Ctr	1,991	4,857	6,633	1,991	11,490	—	13,481	6,653	2001	2004/06
Sample 95 Business Park	2,202	8,785	5,199	2,202	13,984	—	16,186	10,309	1996/98	1990/99
Blue Heron Distribution Center	975	3,626	3,219	975	6,845	—	7,820	4,806	1999	1986
Blue Heron Distribution Center 2	1,385	4,222	2,267	1,385	6,489	—	7,874	4,093	2004	1988
Blue Heron Distribution Center 3	450	—	2,995	450	2,995	—	3,445	1,458	2004	2009
Weston Commerce Park	4,163	9,951	2,014	4,163	11,965	—	16,128	2,583	2016	1998
Fort Myers
SunCoast Commerce Center 1	911	—	5,431	928	5,414	—	6,342	2,312	2005	2008
SunCoast Commerce Center 2	911	—	5,533	928	5,516	—	6,444	2,582	2005	2007
SunCoast Commerce Center 3	1,720	—	7,292	1,763	7,249	—	9,012	3,156	2006	2008
SunCoast Commerce Center 4	1,733	—	7,705	1,762	7,676	—	9,438	1,846	2006	2017
SunCoast Commerce Center 5	1,511	—	6,880	1,594	6,797	—	8,391	1,506	2006	2019
SunCoast Commerce Center 6	1,537	—	7,139	1,594	7,082	—	8,676	1,197	2006	2019
SunCoast Commerce Center 7	1,533	—	7,175	1,533	7,175	—	8,708	686	2006	2020
SunCoast Commerce Center 8	1,533	—	6,851	1,533	6,851	—	8,384	1,096	2006	2020
SunCoast Commerce Center 10	732	—	12,565	732	12,565	—	13,297	24	2020	2023
SunCoast Commerce Center 11	785	—	9,038	785	9,038	—	9,823	299	2020	2023
SunCoast Commerce Center 12	785	—	7,831	785	7,831	—	8,616	290	2020	2022
Miami
Gateway Commerce Park 1	5,746	—	17,785	5,746	17,785	—	23,531	3,719	2016	2018
Gateway Commerce Park 3	5,491	—	13,086	3,176	15,401	—	18,577	724	2016	2022
Gateway Commerce Park 4	4,711	—	19,502	4,711	19,502	—	24,213	1,692	2016	2020
Gateway Commerce Park 5	5,746	—	18,255	5,357	18,644	—	24,001	3,576	2016	2019
CALIFORNIA
San Francisco area
Wiegman Distribution Center 1	2,197	8,788	3,338	2,308	12,015	—	14,323	8,405	1996	1986/87
Wiegman Distribution Center 2	2,579	4,316	867	2,579	5,183	—	7,762	1,520	2012	1998
Huntwood Distribution Center	3,842	15,368	4,450	3,842	19,818	—	23,660	14,420	1996	1988

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
San Clemente Distribution Center	893	2,004	1,023	893	3,027	—	3,920	2,288	1997	1978
Yosemite Distribution Center	259	7,058	2,691	731	9,277	—	10,008	5,978	1999	1974/87
6th Street Business Center	1,438	9,513	7	1,438	9,520	—	10,958	406	2022	1966
Benicia Distribution Center 1	6,632	36,362	—	6,632	36,362	—	42,994	1,733	2022	2005
Benicia Distribution Center 2	7,027	36,679	523	7,027	37,202	—	44,229	1,671	2022	2001
Benicia Distribution Center 3	2,136	9,792	14	2,136	9,806	—	11,942	459	2022	1998
Benicia Distribution Center 4	3,191	12,993	—	3,191	12,993	—	16,184	685	2022	1979
Benicia Distribution Center 5	3,161	16,885	34	3,161	16,919	—	20,080	759	2022	2007
Laura Alice Business Center	1,174	2,437	—	1,174	2,437	—	3,611	129	2022	2000
Preston Distribution Center	7,261	33,833	934	7,261	34,767	—	42,028	1,520	2022	1998
Sinclair Distribution Center	12,488	27,259	462	12,488	27,721	—	40,209	1,214	2022	1983
Transit Distribution Center	21,317	10,635	2	21,317	10,637	—	31,954	566	2022	1971
Whipple Business Center	17,984	15,344	500	17,984	15,844	—	33,828	754	2022	1986
Zephyr Distribution Center	18,033	10,602	411	18,033	11,013	—	29,046	762	2022	1991
Los Angeles area
Eucalyptus Distribution Center	11,392	11,498	934	11,392	12,432	—	23,824	2,133	2018	1988
Kingsview Industrial Center	643	2,573	792	643	3,365	—	4,008	2,557	1996	1980
Dominguez Distribution Center	2,006	8,025	4,140	2,006	12,165	—	14,171	8,049	1996	1977
Main Street Distribution Center	1,606	4,103	1,276	1,606	5,379	—	6,985	3,585	1999	1999
Walnut Business Center	2,885	5,274	3,153	2,885	8,427	—	11,312	6,197	1996	1966/90
Washington Distribution Center	1,636	4,900	1,612	1,636	6,512	—	8,148	3,996	1997	1996/97
Chino Distribution Center	2,544	10,175	2,151	2,544	12,326	—	14,870	10,346	1998	1980
Ramona Distribution Center	3,761	5,751	755	3,761	6,506	—	10,267	1,463	2014	1984
Industry Distribution Center 1	10,230	12,373	5,056	10,230	17,429	—	27,659	12,503	1998	1959
Industry Distribution Center 3	—	3,012	(140)	—	2,872	—	2,872	2,859	2007	1992
Chestnut Business Center	1,674	3,465	682	1,674	4,147	—	5,821	2,515	1998	1999
Rancho Distribution Center	16,180	11,140	803	16,180	11,943	—	28,123	1,257	2020	2006
Fresno
Shaw Commerce Center	2,465	11,627	8,598	2,465	20,225	—	22,690	14,823	1998	1978/81/87
San Diego
Eastlake Distribution Center	3,046	6,888	3,935	3,046	10,823	—	13,869	6,736	1997	1989

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Miramar Land	13,980	—	29	13,981	28	—	14,009	4	2019	n/a
Ocean View Corporate Center	6,577	7,105	1,981	6,577	9,086	—	15,663	4,447	2010	2005
Rocky Point Distribution Center 1	8,857	13,388	17	8,857	13,405	—	22,262	2,478	2019	2019
Rocky Point Distribution Center 2	7,623	11,614	1,423	7,623	13,037	—	20,660	1,435	2019	2019
Siempre Viva Distribution Center 1	4,628	9,211	368	4,628	9,579	—	14,207	1,469	2018	2003
Siempre Viva Distribution Center 2	2,868	5,694	125	2,877	5,810	—	8,687	785	2019	2002
Siempre Viva Distribution Center 3-6	31,815	100,861	612	31,815	101,473	—	133,288	6,700	2021	2001-2003
Speed Distribution Center	15,282	—	57,147	15,114	57,315	—	72,429	2,968	2019	2022
Sacramento
Cebrian Distribution Center	2,360	13,488	226	2,360	13,714	—	16,074	700	2022	1975
Reed Distribution Center	4,647	28,195	359	4,647	28,554	—	33,201	1,386	2022	1990
TENNESSEE
Nashville
Park at Myatt	2,463	27,813	—	2,463	27,813	—	30,276	170	2023	2022
TEXAS
Dallas
Allen Station 1 & 2	5,815	17,612	2,190	5,815	19,802	—	25,617	4,684	2018	2001
Interstate Warehouse 1 & 2	1,746	4,941	4,145	1,746	9,086	—	10,832	8,015	1988	1978
Interstate Warehouse 3	519	2,008	1,693	519	3,701	—	4,220	2,881	2000	1979
Interstate Warehouse 4	416	2,481	927	416	3,408	—	3,824	2,182	2004	2002
Interstate Warehouse 5, 6, & 7	1,824	4,106	2,869	1,824	6,975	—	8,799	4,700	2009	1979/80/81
LakePort 1-3	2,984	—	22,641	2,984	22,641	—	25,625	3,133	2018	2020
LakePort 4 & 5	2,716	—	21,536	2,716	21,536	—	24,252	454	2018	2023
Logistics Center 6 & 7	—	12,605	3,219	—	15,824	1,634	17,458	2,777	2019	2018
Venture Warehouses	1,452	3,762	3,249	1,452	7,011	—	8,463	6,172	1988	1979
ParkView Commerce Center 1-3	2,663	—	19,198	2,663	19,198	—	21,861	5,542	2014	2015
Shady Trail Distribution Center	635	3,621	1,593	635	5,214	—	5,849	3,322	2003	1998
Valwood Distribution Center	4,361	34,405	5,400	4,361	39,805	—	44,166	15,763	2012	1986/87/97/98
Northfield Distribution Center	12,470	50,713	8,932	12,471	59,644	—	72,115	23,294	2013	1999-2001/03/04/08
CreekView 1 & 2	3,275	—	14,939	3,275	14,939	—	18,214	4,468	2015	2017

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
CreekView 3 & 4	2,600	—	13,669	2,600	13,669	—	16,269	3,707	2015	2018
CreekView 5 & 6	2,682	—	12,910	2,681	12,911	—	15,592	2,446	2016	2020
CreekView 7 & 8	2,640	—	15,290	2,640	15,290	—	17,930	2,206	2016	2020
CreekView 9 & 10	3,985	—	12,277	3,987	12,275	—	16,262	606	2020	2022
The Rock at Star Business Park	5,296	27,223	295	5,296	27,518	—	32,814	5,038	2020	2019
DFW Global Logistics Centre	—	86,564	1,049	—	87,613	10,886	98,499	7,335	2021	2014/15
McKinney 3 & 4	4,228	—	22,694	4,228	22,694	—	26,922	900	2020	2022
McKinney Logistics Center	6,899	18,216	37	6,899	18,253	—	25,152	197	2023	2022
Fort Worth
Arlington Tech Centre 1 & 2	2,510	10,096	3,409	2,515	13,500	—	16,015	2,033	2019	2019
Arlington Tech Centre 3	1,725	—	8,403	1,725	8,403	—	10,128	128	2020	2023
Basswood 1 & 2	4,086	—	20,376	4,087	20,375	—	24,462	1,138	2019	2022
Parc North 1-4	4,615	26,358	7,923	4,615	34,281	—	38,896	9,198	2016	2016
Parc North 5	1,286	—	8,047	1,286	8,047	—	9,333	1,613	2016	2019
Parc North 6	1,233	—	9,622	1,233	9,622	—	10,855	1,639	2016	2019
Houston
World Houston Int’l Business Ctr 1 & 2	660	5,893	3,426	660	9,319	—	9,979	5,605	1998	1996
World Houston Int’l Business Ctr 3 & 4	820	5,130	1,404	707	6,647	—	7,354	4,189	1998	1998
World Houston Int’l Business Ctr 6	425	2,423	1,003	425	3,426	—	3,851	2,255	1998	1998
World Houston Int’l Business Ctr 7 & 8	680	4,584	5,642	680	10,226	—	10,906	7,466	1998	1998
World Houston Int’l Business Ctr 9	800	4,355	3,118	800	7,473	—	8,273	4,366	1998	1998
World Houston Int’l Business Ctr 10	933	4,779	1,270	933	6,049	—	6,982	3,618	2001	1999
World Houston Int’l Business Ctr 11	638	3,764	1,820	638	5,584	—	6,222	3,706	1999	1999
World Houston Int’l Business Ctr 12	340	2,419	854	340	3,273	—	3,613	1,903	2000	2002
World Houston Int’l Business Ctr 13	282	2,569	1,140	282	3,709	—	3,991	2,566	2000	2002
World Houston Int’l Business Ctr 14	722	2,629	1,642	722	4,271	—	4,993	2,905	2000	2003
World Houston Int’l Business Ctr 15	249	—	2,802	249	2,802	—	3,051	1,664	2000	2007
World Houston Int’l Business Ctr 16	519	4,248	2,150	519	6,398	—	6,917	3,941	2000	2005
World Houston Int’l Business Ctr 17	373	1,945	1,116	373	3,061	—	3,434	1,741	2000	2004
World Houston Int’l Business Ctr 19	373	2,256	1,384	373	3,640	—	4,013	2,443	2000	2004

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
World Houston Int’l Business Ctr 20	1,008	1,948	2,218	1,008	4,166	—	5,174	2,955	2000	2004
World Houston Int’l Business Ctr 21	436	—	4,190	436	4,190	—	4,626	2,408	2000/03	2006
World Houston Int’l Business Ctr 22	436	—	4,697	436	4,697	—	5,133	2,734	2000	2007
World Houston Int’l Business Ctr 24	837	—	6,535	838	6,534	—	7,372	3,572	2005	2008
World Houston Int’l Business Ctr 25	508	—	4,636	508	4,636	—	5,144	2,426	2005	2008
World Houston Int’l Business Ctr 26	445	—	3,495	445	3,495	—	3,940	1,585	2005	2008
World Houston Int’l Business Ctr 27	837	—	5,485	838	5,484	—	6,322	3,022	2005	2008
World Houston Int’l Business Ctr 28	550	—	4,825	550	4,825	—	5,375	2,643	2005	2009
World Houston Int’l Business Ctr 29	782	—	4,162	974	3,970	—	4,944	1,865	2007	2009
World Houston Int’l Business Ctr 30	981	—	6,128	1,222	5,887	—	7,109	3,054	2007	2009
World Houston Int’l Business Ctr 31	684	—	4,778	684	4,778	—	5,462	2,244	2008	2011
World Houston Int’l Business Ctr 31B	546	—	3,739	546	3,739	—	4,285	1,744	2008	2012
World Houston Int’l Business Ctr 32	1,225	—	5,663	1,526	5,362	—	6,888	2,198	2007	2012
World Houston Int’l Business Ctr 33	1,166	—	8,228	1,166	8,228	—	9,394	3,076	2011	2013
World Houston Int’l Business Ctr 34	439	—	3,490	439	3,490	—	3,929	1,320	2005	2012
World Houston Int’l Business Ctr 35	340	—	2,610	340	2,610	—	2,950	867	2005	2012
World Houston Int’l Business Ctr 36	684	—	5,078	684	5,078	—	5,762	2,010	2011	2013
World Houston Int’l Business Ctr 37	759	—	6,786	759	6,786	—	7,545	2,625	2011	2013
World Houston Int’l Business Ctr 38	1,053	—	7,881	1,053	7,881	—	8,934	3,031	2011	2013
World Houston Int’l Business Ctr 39	620	—	5,310	621	5,309	—	5,930	1,661	2011	2014
World Houston Int’l Business Ctr 40	1,072	—	9,426	1,072	9,426	—	10,498	2,967	2011	2014
World Houston Int’l Business Ctr 41	649	—	6,111	649	6,111	—	6,760	1,904	2011	2014
World Houston Int’l Business Ctr 42	571	—	4,814	571	4,814	—	5,385	1,335	2011	2015
World Houston Int’l Business Ctr 43	443	—	6,137	443	6,137	—	6,580	1,145	2011	2019
World Houston Int’l Business Ctr 44	653	—	8,546	653	8,546	—	9,199	1,081	2011	2020
World Houston Int’l Business Ctr 45	3,243	—	13,745	3,243	13,745	—	16,988	1,963	2015	2019
World Houston Int'l Business Ctr 47	2,798	—	14,438	2,798	14,438	—	17,236	521	2015	2022
Glenmont Business Park	936	6,161	3,717	937	9,877	—	10,814	6,837	1998	1999/2000
Beltway Crossing Business Park 1	458	5,712	3,456	458	9,168	—	9,626	6,149	2002	2001
Beltway Crossing Business Park 2	415	—	3,264	415	3,264	—	3,679	1,787	2005	2007

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Beltway Crossing Business Park 3	460	—	3,409	460	3,409	—	3,869	1,893	2005	2008
Beltway Crossing Business Park 4	460	—	3,413	460	3,413	—	3,873	1,872	2005	2008
Beltway Crossing Business Park 5	701	—	5,361	701	5,361	—	6,062	3,008	2005	2008
Beltway Crossing Business Park 6	618	—	6,444	618	6,444	—	7,062	2,994	2005	2008
Beltway Crossing Business Park 7	765	—	6,321	765	6,321	—	7,086	3,186	2005	2009
Beltway Crossing Business Park 8	721	—	5,799	721	5,799	—	6,520	2,905	2005	2011
Beltway Crossing Business Park 9	418	—	2,118	418	2,118	—	2,536	815	2007	2012
Beltway Crossing Business Park 10	733	—	4,132	733	4,132	—	4,865	1,535	2007	2012
Beltway Crossing Business Park 11	690	—	4,575	690	4,575	—	5,265	1,578	2007	2013
West Road Business Park 1	621	—	4,248	541	4,328	—	4,869	1,492	2012	2014
West Road Business Park 2	981	—	4,955	854	5,082	—	5,936	1,654	2012	2014
West Road Business Park 3	597	—	4,301	520	4,378	—	4,898	1,190	2012	2015
West Road Business Park 4	621	—	4,730	541	4,810	—	5,351	1,625	2012	2015
West Road Business Park 5	484	—	4,379	421	4,442	—	4,863	1,175	2012	2018
Ten West Crossing 1	566	—	3,166	566	3,166	—	3,732	1,254	2012	2013
Ten West Crossing 2	829	—	4,534	833	4,530	—	5,363	2,108	2012	2013
Ten West Crossing 3	609	—	4,571	613	4,567	—	5,180	1,833	2012	2013
Ten West Crossing 4	694	—	4,569	699	4,564	—	5,263	1,801	2012	2014
Ten West Crossing 5	933	—	5,991	940	5,984	—	6,924	2,103	2012	2014
Ten West Crossing 6	640	—	4,741	644	4,737	—	5,381	1,640	2012	2014
Ten West Crossing 7	584	—	5,492	589	5,487	—	6,076	1,947	2012	2015
Ten West Crossing 8	1,126	—	9,554	1,135	9,545	—	10,680	2,010	2012	2019
Northwest Crossing 1-3	5,665	—	20,342	5,665	20,342	—	26,007	2,249	2019	2020
Grand West Crossing 1	2,733	—	10,968	2,726	10,975	—	13,701	304	2019	2022
Cypress Preserve 1 & 2	9,952	43,457	1,993	9,952	45,450	—	55,402	2,587	2022	2019
El Paso
Butterfield Trail	—	20,725	11,032	—	31,757	2,682	34,439	24,208	1997/2000	1987/95
Rojas Commerce Park	900	3,659	4,114	900	7,773	—	8,673	6,289	1999	1986
Americas Ten Business Center 1	526	2,778	1,687	526	4,465	—	4,991	2,866	2001	2003
Americas Ten Business Center 2	2,516	—	11,867	2,518	11,865	—	14,383	583	2020	2022

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
San Antonio
Alamo Downs Distribution Center	1,342	6,338	5,309	1,342	11,647	—	12,989	5,836	2004	1986/2002
Arion Business Park 1-13, 15	4,143	31,432	11,501	4,143	42,933	—	47,076	25,527	2005	1988-2000/06
Arion Business Park 14	423	—	3,988	423	3,988	—	4,411	2,237	2005	2006
Arion Business Park 16	427	—	3,838	427	3,838	—	4,265	2,010	2005	2007
Arion Business Park 17	616	—	4,564	616	4,564	—	5,180	3,006	2005	2007
Arion Business Park 18	418	—	2,470	418	2,470	—	2,888	1,381	2005	2008
Wetmore Business Center 1-4	1,494	10,804	4,655	1,494	15,459	—	16,953	9,662	2005	1998/99
Wetmore Business Center 5	412	—	3,898	412	3,898	—	4,310	2,296	2006	2008
Wetmore Business Center 6	505	—	4,258	505	4,258	—	4,763	2,253	2006	2008
Wetmore Business Center 7	546	—	5,359	546	5,359	—	5,905	2,819	2006	2008
Wetmore Business Center 8	1,056	—	8,462	1,056	8,462	—	9,518	4,473	2006	2008
Fairgrounds Business Park	1,644	8,209	2,970	1,644	11,179	—	12,823	6,701	2007	1985/86
Rittiman Distribution Center	1,083	6,649	1,033	1,083	7,682	—	8,765	2,670	2011	2000
Thousand Oaks Distribution Center 1	607	—	5,687	607	5,687	—	6,294	2,365	2008	2012
Thousand Oaks Distribution Center 2	794	—	4,867	794	4,867	—	5,661	1,985	2008	2012
Thousand Oaks Distribution Center 3	772	—	4,728	772	4,728	—	5,500	1,941	2008	2013
Thousand Oaks Distribution Center 4	753	—	4,771	753	4,771	—	5,524	1,763	2013	2015
Alamo Ridge Business Park 1	623	—	8,527	623	8,527	—	9,150	3,430	2007	2015
Alamo Ridge Business Park 2	402	—	5,368	402	5,368	—	5,770	1,796	2007	2015
Alamo Ridge Business Park 3	907	—	10,144	907	10,144	—	11,051	2,510	2007	2017
Alamo Ridge Business Park 4	354	—	7,817	355	7,816	—	8,171	2,635	2007	2017
Eisenhauer Point Business Park 1 & 2	1,881	—	14,801	1,881	14,801	—	16,682	4,488	2015	2016
Eisenhauer Point Business Park 3	577	—	6,139	577	6,139	—	6,716	1,978	2015	2017
Eisenhauer Point Business Park 4	555	—	4,832	555	4,832	—	5,387	1,270	2015	2017
Eisenhauer Point Business Park 5	818	—	7,047	818	7,047	—	7,865	1,857	2015	2018
Eisenhauer Point Business Park 6	569	—	4,869	569	4,869	—	5,438	910	2015	2018
Eisenhauer Point Business Park 7 & 8	1,000	—	22,243	2,593	20,650	—	23,243	4,153	2016	2019
Eisenhauer Point Business Park 9	632	—	5,729	632	5,729	—	6,361	861	2016	2019
Tri-County Crossing 1 & 2	1,623	—	14,864	1,623	14,864	—	16,487	3,386	2017	2019
Tri-County Crossing 3 & 4	1,733	—	14,519	1,733	14,519	—	16,252	2,336	2017	2020

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Tri-County Crossing 5	871	—	10,411	871	10,411	—	11,282	609	2017	2022
Tri-County Crossing 6	1,033	—	9,555	1,033	9,555	—	10,588	554	2017	2022
Ridgeview 1 & 2	2,004	—	18,889	2,004	18,889	—	20,893	2,701	2018	2020
Ridgeview 3	839	—	8,564	839	8,564	—	9,403	442	2018	2022
Austin
45 Crossing	10,028	—	15,331	10,028	15,331	—	25,359	639	2021	2022
Colorado Crossing Distribution Center	4,602	19,757	2,109	4,596	21,872	—	26,468	8,809	2014	2009
Greenhill Distribution Center	802	3,273	410	802	3,683	—	4,485	765	2018	1999
Settlers Crossing 1	1,211	—	8,208	1,211	8,208	—	9,419	1,721	2017	2019
Settlers Crossing 2	1,306	—	7,554	1,306	7,554	—	8,860	1,866	2017	2019
Settlers Crossing 3 & 4	2,774	—	17,331	2,774	17,331	—	20,105	2,217	2017	2020
Southpark Corporate Center 3 & 4	2,670	14,756	1,965	2,670	16,721	—	19,391	6,145	2015	1995
Southpark Corporate Center 5-7	1,301	7,589	1,833	1,301	9,422	—	10,723	2,312	2017	1995
Springdale Business Center	2,824	8,398	2,029	2,824	10,427	—	13,251	3,111	2015	2000
Wells Point One	907	4,904	958	907	5,862	—	6,769	1,225	2020	2001
ARIZONA
Phoenix area
Broadway Industrial Park 1	837	3,349	3,083	837	6,432	—	7,269	4,820	1996	1971
Broadway Industrial Park 2	455	482	430	455	912	—	1,367	632	1999	1971
Broadway Industrial Park 3	775	1,742	1,175	775	2,917	—	3,692	1,903	2000	1983
Broadway Industrial Park 4	380	1,652	1,160	380	2,812	—	3,192	2,008	2000	1986
Broadway Industrial Park 5	353	1,090	850	353	1,940	—	2,293	1,344	2002	1980
Broadway Industrial Park 6	599	1,855	1,595	599	3,450	—	4,049	2,072	2002	1979
Broadway Industrial Park 7	450	650	370	450	1,020	—	1,470	462	2011	1999
Kyrene Distribution Center	1,490	4,453	2,945	1,490	7,398	—	8,888	5,013	1999	1981/2001
Falcon Field Business Center	1,312	—	8,010	1,312	8,010	—	9,322	1,966	2015	2018
Southpark Distribution Center	918	2,738	2,005	918	4,743	—	5,661	3,390	2001	2000
Southpark Distribution Center 2	1,785	6,882	1,600	1,785	8,482	—	10,267	695	2021	1995
Santan 10 Distribution Center 1	846	2,647	711	846	3,358	—	4,204	2,085	2001	2005
Santan 10 Distribution Center 2	1,088	—	5,533	1,088	5,533	—	6,621	3,074	2004	2007

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Chandler Freeways	1,525	—	7,512	1,525	7,512	—	9,037	2,636	2012	2013
Kyrene 202 Business Park 1	653	—	5,875	653	5,875	—	6,528	1,794	2011	2014
Kyrene 202 Business Park 2	387	—	3,452	387	3,452	—	3,839	1,080	2011	2014
Kyrene 202 Business Park 3, 4 & 5	1,244	—	12,004	1,244	12,004	—	13,248	2,531	2011	2018
Kyrene 202 Business Park 6	936	—	8,415	936	8,415	—	9,351	2,558	2011	2015
51st Avenue Distribution Center	300	2,029	1,678	300	3,707	—	4,007	2,568	1998	1987
East University Distribution Center 1 & 2	1,120	4,482	2,126	1,120	6,608	—	7,728	5,561	1998	1987/89
East University Distribution Center 3	444	698	587	444	1,285	—	1,729	699	2010	1981
55th Avenue Distribution Center	912	3,717	2,214	917	5,926	—	6,843	4,615	1998	1987
Interstate Commons Distribution Center 1	311	1,416	1,277	311	2,693	—	3,004	1,886	1999	1988
Interstate Commons Distribution Center 2	2,298	7,088	3,008	2,298	10,096	—	12,394	1,571	2019	1988/2001
Interstate Commons Distribution Center 3	242	—	3,314	242	3,314	—	3,556	1,570	2000	2008
Airport Commons Distribution Center	1,000	1,510	1,987	1,000	3,497	—	4,497	2,646	2003	1971
40th Avenue Distribution Center	703	—	6,402	703	6,402	—	7,105	3,035	2004	2008
Sky Harbor Business Park	5,839	—	23,880	5,839	23,880	—	29,719	10,752	2006	2008
Sky Harbor Business Park 6	807	—	2,165	807	2,165	—	2,972	590	2014	2015
Ten Sky Harbor Business Center	1,568	—	5,236	1,569	5,235	—	6,804	1,578	2015	2016
Gilbert Crossroads A & B	2,825	—	14,145	2,825	14,145	—	16,970	2,314	2018	2020
Gilbert Crossroads C & D	3,602	—	19,874	3,602	19,874	—	23,476	2,187	2018	2021
Mesa Gateway Commerce Center	3,514	14,801	3,246	3,514	18,047	—	21,561	587	2022	2022
Tucson
Country Club Commerce Center 1	506	3,564	4,485	693	7,862	—	8,555	4,683	1997/2003	1994/2003
Country Club Commerce Center 2	442	3,381	1,429	709	4,543	—	5,252	1,974	2007	2000
Country Club Commerce Center 3 & 4	1,407	—	12,632	1,575	12,464	—	14,039	6,123	2007	2009
Country Club Commerce Center 5	2,885	—	21,848	2,886	21,847	—	24,733	3,776	2016	2018
Airport Distribution Center	1,403	4,672	1,880	1,403	6,552	—	7,955	4,646	1998/2000	1995
Benan Distribution Center	707	1,842	928	707	2,770	—	3,477	1,804	2005	2001
NORTH CAROLINA
Charlotte area
NorthPark Business Park	2,758	15,932	6,448	2,758	22,380	—	25,138	13,276	2006	1987-89
Lindbergh Business Park	470	3,401	1,156	470	4,557	—	5,027	2,416	2007	2001/03

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Commerce Park Center 1	765	4,303	1,152	765	5,455	—	6,220	3,022	2007	1983
Commerce Park Center 2	335	1,603	568	335	2,171	—	2,506	1,036	2010	1987
Commerce Park Center 3	558	2,225	1,232	558	3,457	—	4,015	1,786	2010	1981
Nations Ford Business Park	3,924	16,171	6,641	3,924	22,812	—	26,736	13,177	2007	1989/94
Airport Commerce Center	1,454	10,136	2,995	1,454	13,131	—	14,585	6,919	2008	2001/02
Airport Commerce Center 3	855	—	8,045	855	8,045	—	8,900	1,782	2008	2019
Interchange Park 1	986	7,949	772	986	8,721	—	9,707	4,105	2008	1989
Interchange Park 2	746	1,456	410	746	1,866	—	2,612	677	2013	2000
Ridge Creek Distribution Center 1	1,284	13,163	1,471	1,284	14,634	—	15,918	6,452	2008	2006
Ridge Creek Distribution Center 2	3,033	11,497	2,180	3,033	13,677	—	16,710	5,688	2011	2003
Ridge Creek Distribution Center 3	2,459	11,147	823	2,459	11,970	—	14,429	3,554	2014	2013
Lakeview Business Center	1,392	5,068	1,618	1,392	6,686	—	8,078	2,703	2011	1996
Steele Creek 1	993	—	4,372	1,010	4,355	—	5,365	1,854	2013	2014
Steele Creek 2	941	—	4,779	957	4,763	—	5,720	1,893	2013	2014
Steele Creek 3	1,464	—	7,278	1,469	7,273	—	8,742	2,422	2013	2014
Steele Creek 4	684	—	4,178	687	4,175	—	4,862	1,480	2013	2015
Steele Creek 5	610	—	5,239	631	5,218	—	5,849	924	2013/14/15	2019
Steele Creek 6	867	—	7,391	919	7,339	—	8,258	1,929	2013/14	2016
Steele Creek 7	1,207	—	8,370	1,253	8,324	—	9,577	2,002	2013/14/15	2017
Steele Creek 8	544	—	7,773	673	7,644	—	8,317	359	2016/17	2022
Steele Creek 9	949	—	10,202	1,090	10,061	—	11,151	1,784	2016	2019
Steele Creek 10	1,221	—	10,401	1,509	10,113	—	11,622	774	2016	2021
Steele Creek 11 & 12	1,866	—	24,793	1,866	24,793	—	26,659	441	2016/17	2023
Waterford Distribution Center	654	3,392	972	654	4,364	—	5,018	2,097	2008	2000
SOUTH CAROLINA
Greenville
385 Business Park	1,308	10,822	529	1,308	11,351	—	12,659	2,029	2019	2019
Access Point 1	884	9,606	2,545	893	12,142	—	13,035	1,384	2021	2021
Access Point 2	1,010	9,604	1,729	1,012	11,331	—	12,343	761	2021	2021
Access Point 3	1,335	19,339	3,677	1,335	23,016	—	24,351	753	2022	2022

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Pelzer Point Commerce Center 1	1,308	19,433	—	1,308	19,433	—	20,741	—	2023	2021
GEORGIA
Atlanta
Shiloh 400 Business Center 1 & 2	3,092	14,216	3,123	3,064	17,367	—	20,431	4,778	2017	2008
Broadmoor Commerce Park 1	1,307	3,560	1,282	1,307	4,842	—	6,149	1,493	2017	1999
Broadmoor Commerce Park 2	519	—	7,409	519	7,409	—	7,928	1,465	2017	2018
Hurricane Shoals 1 & 2	4,284	12,449	4,274	4,284	16,723	—	21,007	4,183	2017	2017
Hurricane Shoals 3	497	—	9,842	644	9,695	—	10,339	1,007	2017	2020
Progress Center 1 & 2	1,297	9,015	420	1,297	9,435	—	10,732	2,817	2017	2017
Progress Center 3	465	4,285	15	465	4,300	—	4,765	307	2021	2008
Gwinnett 316	531	3,617	21	531	3,638	—	4,169	589	2018	1990
Cherokee 75 Business Center 1	1,183	6,727	18	1,183	6,745	—	7,928	780	2020	2020
Cherokee 75 Business Center 2	1,336	7,495	490	1,337	7,984	—	9,321	621	2021	2021
Northpoint 200	1,102	5,140	648	1,104	5,786	—	6,890	781	2021	2021
I-20 West Business Center	1,670	—	13,405	1,647	13,428	—	15,075	214	2021	2023
LOUISIANA
New Orleans
Elmwood Business Park	2,861	6,337	6,496	2,861	12,833	—	15,694	10,114	1997	1979
Riverbend Business Park	2,557	17,623	12,261	2,557	29,884	—	32,441	20,198	1997	1984
COLORADO
Denver
Airways Business Center	6,137	39,637	1,599	6,137	41,236	—	47,373	6,011	2019	2007/08
Rampart Distribution Center 1	1,023	3,861	2,611	1,023	6,472	—	7,495	5,626	1988	1987
Rampart Distribution Center 2	230	2,977	1,581	230	4,558	—	4,788	3,681	1996/97	1997
Rampart Distribution Center 3	1,098	3,884	2,827	1,098	6,711	—	7,809	4,668	1997/98	1999
Rampart Distribution Center 4	590	—	8,346	590	8,346	—	8,936	2,514	2012	2014
Concord Distribution Center	1,051	4,773	1,284	1,051	6,057	—	7,108	3,074	2007	2000
Centennial Park	750	3,319	2,156	750	5,475	—	6,225	2,674	2007	1990
NEVADA
Las Vegas
Arville Distribution Center	4,933	5,094	1,250	4,933	6,344	—	11,277	2,910	2009	1997

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Jones Corporate Park	13,068	26,325	2,408	13,068	28,733	—	41,801	6,400	2016	2016
Southwest Commerce Center	9,008	16,576	4,206	9,008	20,782	—	29,790	2,970	2019	2019
Blue Diamond Business Park	20,093	31,119	9	20,093	31,128	—	51,221	285	2023	2022
Craig Corporate Center	13,913	18,848	63	13,913	18,911	—	32,824	390	2023	2018
MISSISSIPPI
Jackson area
Interchange Business Park	343	5,007	5,848	343	10,855	—	11,198	8,233	1997	1981
Tower Automotive	—	9,958	1,959	17	11,900	—	11,917	6,902	2001	2002
Metro Airport Commerce Center 1	303	1,479	1,265	303	2,744	—	3,047	1,893	2001	2003
	812,194	1,916,485	2,106,873	814,364	4,021,188	17,996	4,853,548	1,273,108

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Development and Value-Add Properties (d):
CALIFORNIA
Hercules Land	3,561	—	—	3,561	—	—	3,561	—	2022	n/a
Reed Land	3,040	—	568	3,041	567	—	3,608	—	2022	n/a
FLORIDA
Oak Creek Distribution Center Land	106	—	720	352	474	—	826	—	2005	n/a
Horizon Commerce Park Land	650	—	426	650	426	—	1,076	—	2008/09	n/a
Gateway Commerce Park 2	3,224	—	18,901	3,224	18,901	—	22,125	267	2016	2023
Gateway Commerce Park Land	2,350	—	5,462	4,665	3,147	—	7,812	—	2016	n/a
SunCoast Commerce Center 9	1,011	—	13,012	1,011	13,012	—	14,023	—	2020	n/a
SunCoast Commerce Land	961	—	3,309	3,317	953	—	4,270	—	2020	n/a
Horizon West 6	1,188	—	7,897	1,188	7,897	—	9,085	—	2020	n/a
Horizon West 10	4,904	—	35,563	4,905	35,562	—	40,467	194	2020	2023
Horizon West Land	6,168	—	7,262	6,169	7,261	—	13,430	—	2020	n/a
Gateway South Dade 1 & 2	6,700	—	15,040	6,700	15,040	—	21,740	—	2022	n/a
Gateway South Dade Land	9,089	—	6,931	9,089	6,931	—	16,020	—	2022	n/a
MCO Logistics Center	6,769	—	10,728	6,771	10,726	—	17,497	—	2022	n/a
Lakeside Station Land	6,847	—	464	6,852	459	—	7,311	—	2023	n/a
Crossroads Logistics Park Land	15,146	—	1,475	15,147	1,474	—	16,621	—	2023	n/a
TEXAS
World Houston Golf Course Land	1,636	—	2,770	1,824	2,582	—	4,406	—	2011	n/a
Ridgeview Land	430	—	393	430	393	—	823	—	2018	n/a
Basswood 3-5	5,671	—	32,163	5,672	32,162	—	37,834	—	2019	n/a
Basswood Land	4,738	—	2,614	4,738	2,614	—	7,352	—	2019	n/a
Grand West Crossing Land	6,024	—	2,720	6,024	2,720	—	8,744	—	2019	n/a
McKinney 1 & 2	3,419	—	18,965	3,419	18,965	—	22,384	—	2020	2023
McKinney Land	4,593	—	3	4,593	3	—	4,596	—	2020	n/a
Stonefield 35 1-3	6,031	—	28,237	5,985	28,283	—	34,268	81	2021	2023
Texas Avenue Land	4,143	—	2,154	4,161	2,136	—	6,297	—	2021	n/a
Springwood Business Park 1 & 2	6,208	—	25,012	6,214	25,006	—	31,220	33	2021	2023
Heritage Grove Land	15,295	—	1,718	15,352	1,661	—	17,013	—	2022	n/a
Cypress Preserve Land	14,724	—	2,066	14,724	2,066	—	16,790	—	2022	n/a
Eisenhauer Point Business Park 10-12	4,894	—	14,352	4,894	14,352	—	19,246	—	2022	n/a

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Eisenhauer Point 13-14 Land	2,742	—	461	2,746	457	—	3,203	—	2022	n/a
Cameron Land	30,776	—	1,966	30,772	1,970	—	32,742	—	2022	n/a
Northeast Trade Center Land	6,177	—	2,292	6,177	2,292	—	8,469	—	2023	n/a
Denton 35 Exchange 1 & 2	5,690	—	1,173	5,690	1,173	—	6,863	—	2023	n/a
Basswood North Land	23,996	—	379	23,996	379	—	24,375	—	2023	n/a
COLORADO
Arista 36 Business Park 1-3	5,878	—	8,883	5,878	8,883	—	14,761	—	2023	n/a
ARIZONA
Gateway Interchange Land	18,318	—	3,027	18,319	3,026	—	21,345	—	2022/2023	n/a
NORTH CAROLINA
Skyway Logistics Park 1 & 2	3,744	—	5,416	3,744	5,416	—	9,160	—	2021	n/a
Skyway Logistics Park Land	8,294	—	2,996	8,293	2,997	—	11,290	—	2021	n/a
SOUTH CAROLINA
Hillside 1	498	—	11,395	499	11,394	—	11,893	40	2021	2023
Hillside Land	1,095	—	4,330	1,096	4,329	—	5,425	—	2021	n/a
Hillside 4 Land	1,280	—	242	1,280	242	—	1,522	—	2022	n/a
Pelzer Point Commerce Center 2 Land	1,103	1,097	3	1,103	1,100	—	2,203	—	2023	n/a
GEORGIA
Cass White 1 & 2	2,923	—	24,671	2,923	24,671	—	27,594	—	2021	n/a
Riverside Parkway 1 & 2	1,955	—	23,970	1,958	23,967	—	25,925	—	2021	n/a
Braselton Commerce Center 3	1,425	—	7,414	1,575	7,264	—	8,839	—	2022	n/a
Braselton Land	4,048	—	672	4,057	663	—	4,720	—	2022	n/a
Greenway Land	5,785	—	2,383	5,785	2,383	—	8,168	—	2022	n/a
MISSISSIPPI
Metro Airport Commerce Center 2 Land	307	—	398	307	398	—	705	—	2001	n/a
	275,554	1,097	362,996	280,870	358,777	—	639,647	615
Total real estate owned (a)(b)	$1,087,748	1,917,582	2,469,869	1,095,234	4,379,965	17,996	5,493,195	1,273,723

(a)  Changes in Real Estate Properties and Development and Value-Add Properties follow:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at beginning of year	$4,934,421	4,051,325	3,519,085
Purchases of real estate properties	160,105	353,221	104,205
Development of real estate properties and value-add properties	388,213	506,154	415,260
Improvements to real estate properties	51,643	40,654	36,692
Right-of-use assets, net – ground leases	(1,395)	(3,244)	11,562
Real estate assets held for sale	—	—	(18,233)
Carrying amount of investments sold	(33,022)	(9,811)	(15,288)
Write-off of improvements	(6,770)	(3,878)	(1,958)
Balance at end of year (1)	$5,493,195	4,934,421	4,051,325

(1) Includes noncontrolling interest in joint ventures of $774,000, $700,000 and $1,379,000 at December 31, 2023, 2022 and 2021, respectively.

Changes in the accumulated depreciation on real estate properties follow:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at beginning of year	$1,150,814	1,035,617	955,328
Depreciation expense	141,003	125,199	104,910
Real estate assets held for sale	—	—	(12,538)
Accumulated depreciation on assets sold	(11,759)	(6,068)	(10,178)
Other	(6,335)	(3,934)	(1,905)
Balance at end of year	$1,273,723	1,150,814	1,035,617

(b)The estimated aggregate cost of real estate properties at December 31, 2023 for federal income tax purposes was approximately $5,124,320,000 before estimated accumulated tax depreciation of $959,555,000.  The federal income tax return for the year ended December 31, 2023, has not been filed and accordingly, this estimate is based on preliminary data.

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

(e)The right of use assets for ground leases, net of accumulated amortization, are included in Real Estate Properties on the Consolidated Balance Sheets.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTGROUP PROPERTIES, INC.

By: /s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer, President and Director
February 14, 2024

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

/s/ D. Pike Aloian	/s/ H. Eric Bolton, Jr.
D. Pike Aloian, Director	H. Eric Bolton, Jr., Director
February 14, 2024	February 14, 2024

/s/ Donald F. Colleran	/s/ David M. Fields
Donald F. Colleran, Director	David M. Fields, Director
February 14, 2024	February 14, 2024

/s/ Mary Elizabeth McCormick	/s/ Katherine M. Sandstrom
Mary Elizabeth McCormick, Director	Katherine M. Sandstrom, Director
February 14, 2024	February 14, 2024

/s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer,
President and Director
(Principal Executive Officer)
February 14, 2024

/s/ STACI H. TYLER
Staci H. Tyler, Senior Vice-President, Chief Accounting
Officer, Chief Administrative Officer and Secretary
(Principal Accounting Officer)
February 14, 2024

/s/ BRENT W. WOOD
Brent W. Wood, Executive Vice-President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
February 14, 2024