Form 10-Q
period 2024-03-31
EASTGROUP PROPERTIES INC
filed 2024-04-24
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
or

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of April 23, 2024 was 48,144,312.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2024

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Real estate properties	$4,927,921	4,853,548
Development and value-add properties	670,250	639,647
	5,598,171	5,493,195
Less accumulated depreciation	(1,299,905)	(1,273,723)
	4,298,266	4,219,472
Unconsolidated investment	7,816	7,539
Cash and cash equivalents	15,625	40,263
Other assets	255,298	251,939
TOTAL ASSETS	$4,577,005	4,519,213

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$(1,281)	(1,520)
Unsecured debt, net of debt issuance costs	1,676,573	1,676,347
Accounts payable and accrued expenses	155,255	146,337
Other liabilities	87,099	89,415
Total Liabilities	1,917,646	1,910,579

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 48,010,613 shares issued and outstanding at March 31, 2024 and 47,700,432 at December 31, 2023	5	5
Excess shares; $0.0001 par value; 30,000,000 shares authorized; zero shares issued	—	—
Additional paid-in capital	2,997,210	2,949,907
Distributions in excess of earnings	(368,954)	(366,473)
Accumulated other comprehensive income	30,782	24,888
Total Stockholders’ Equity	2,659,043	2,608,327
Noncontrolling interest in joint ventures	316	307
Total Equity	2,659,359	2,608,634
TOTAL LIABILITIES AND EQUITY	$4,577,005	4,519,213

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
REVENUES
Income from real estate operations	$154,074	133,964
Other revenue	150	1,061
	154,224	135,025
EXPENSES
Expenses from real estate operations	43,003	36,186
Depreciation and amortization	45,169	41,014
General and administrative	6,681	5,204
Indirect leasing costs	177	140
	95,030	82,544
OTHER INCOME (EXPENSE)
Interest expense	(10,061)	(13,025)
Gain on sales of real estate investments	8,751	4,809
Other	774	439
NET INCOME	58,658	44,704
Net income attributable to noncontrolling interest in joint ventures	(14)	(14)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	58,644	44,690
Other comprehensive income (loss) — interest rate swaps	5,894	(10,262)
TOTAL COMPREHENSIVE INCOME	$64,538	34,428
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.23	1.02
Weighted average shares outstanding — Basic	47,860	43,751
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.22	1.02
Weighted average shares outstanding — Diluted	47,961	43,823

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the three months ended March 31, 2024:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2023	$5	2,949,907	(366,473)	24,888	307	2,608,634
Net income	—	—	58,644	—	14	58,658
Net unrealized change in fair value of interest rate swaps	—	—	—	5,894	—	5,894
Common dividends declared — $1.27 per share	—	—	(61,125)	—	—	(61,125)
Stock-based compensation, net of forfeitures	—	4,147	—	—	—	4,147
Issuance of 272,342 shares of common stock, common stock offering, net of expenses	—	49,294	—	—	—	49,294
Withheld 33,381 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(6,125)	—	—	—	(6,125)
Withheld 68 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(13)	—	—	—	(13)
Net distributions to noncontrolling interest	—	—	—	—	(67)	(67)
Contributions from noncontrolling interest	—	—	—	—	62	62
BALANCE, MARCH 31, 2024	$5	2,997,210	(368,954)	30,782	316	2,659,359

For the three months ended March 31, 2023:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2022	$4	2,251,521	(334,898)	36,371	441	1,953,439
Net income	—	—	44,690	—	14	44,704
Net unrealized change in fair value of interest rate swaps	—	—	—	(10,262)	—	(10,262)
Common dividends declared — $1.25 per share	—	—	(55,414)	—	—	(55,414)
Stock-based compensation, net of forfeitures	—	3,477	—	—	—	3,477
Issuance of 652,909 shares of common stock, common stock offering, net of expenses	—	105,321	—	—	—	105,321
Withheld 31,254 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,836)	—	—	—	(4,836)
Withheld 46 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(7)	—	—	—	(7)
Net distributions to noncontrolling interest	—	—	—	—	(40)	(40)
BALANCE, MARCH 31, 2023	$4	2,355,476	(345,622)	26,109	415	2,036,382

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$58,658	44,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,169	41,014
Stock-based compensation expense	3,507	2,784
Gain on sales of real estate investments	(8,751)	(4,809)
Gain on sales of non-operating real estate	(222)	(81)
Gain on involuntary conversion and business interruption claims	—	(1,027)
Changes in operating assets and liabilities:
Accrued income and other assets	4,485	1,005
Accounts payable, accrued expenses and prepaid rent	13,851	9,674
Other	203	197
NET CASH PROVIDED BY OPERATING ACTIVITIES	116,900	93,461
INVESTING ACTIVITIES
Development and value-add properties	(57,771)	(64,112)
Purchases of real estate	(54,859)	—
Real estate improvements	(14,829)	(15,777)
Net proceeds from sales of real estate investments and non-operating real estate	17,397	10,765
Leasing commissions	(6,295)	(7,921)
Changes in accrued development costs	(7,204)	12,271
Changes in other assets and other liabilities	329	(49)
NET CASH USED IN INVESTING ACTIVITIES	(123,232)	(64,823)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	19,564	143,872
Repayments on unsecured bank credit facilities	(19,564)	(241,845)
Proceeds from unsecured debt	—	100,000
Repayments on unsecured debt	—	(65,000)
Repayments on secured debt	—	(24)
Debt issuance costs	(15)	(1,631)
Distributions paid to stockholders (not including dividends accrued)	(61,442)	(55,173)
Proceeds from common stock offerings	49,364	105,716
Common stock offering related costs	(70)	(395)
Other	(6,143)	(4,824)
NET CASH USED IN FINANCING ACTIVITIES	(18,306)	(19,304)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,638)	9,334
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,263	56
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,625	9,390
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $4,853 and $3,735 for 2024 and 2023, respectively	$3,788	7,756
Cash paid for operating lease liabilities	688	569

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)BASIS OF PRESENTATION
The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2023 and the notes thereto.

(2)PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of EastGroup, its wholly owned subsidiaries and the investee of any joint ventures in which the Company has a controlling interest.

As of March 31, 2024 and December 31, 2023, EastGroup had a 95% controlling interest in a joint venture arrangement owning 6.5 acres of land in San Diego, known by the Company as Miramar Land. During the year ended December 31, 2023, a joint venture, in which EastGroup owns a 99.5% interest, acquired 29.3 acres of land in Denver, known by the Company as Arista 36 Business Park 1-3. As of March 31, 2024 and December 31, 2023, EastGroup continued to hold a controlling interest in these two joint venture arrangements.

The Company records 100% of the assets, liabilities, revenues and expenses of the buildings and land held in joint ventures with the noncontrolling interests provided for in accordance with the joint venture agreements.

The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center 2.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(3)USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and to disclose material contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

(4)LEASE REVENUE
The Company’s primary source of revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Lease income — operating leases	$114,200	100,696
Variable lease income (1)	39,874	33,268
Income from real estate operations	$154,074	133,964

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

(5)REAL ESTATE PROPERTIES
EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the three month periods ended March 31, 2024 and 2023, the Company did not identify any impairment charges which should be recorded.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $37,205,000 and $33,846,000 for the three months ended March 31, 2024 and 2023, respectively.

The Company’s Real estate properties and Development and value-add properties at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Real estate properties:
Land	$835,795	814,364
Buildings and building improvements	3,382,163	3,336,615
Tenant and other improvements	692,300	684,573
Right of use assets — Ground leases (operating) (1)	17,663	17,996
Development and value-add properties (2)	670,250	639,647
	5,598,171	5,493,195
Less accumulated depreciation	(1,299,905)	(1,273,723)
	$4,298,266	4,219,472

(1)EastGroup applies the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases, and its related Accounting Standards Updates (“ASUs”) to account for its ground leases, which are classified as operating leases. The related operating lease liabilities for ground leases are included in Other liabilities on the Consolidated Balance Sheets.
(2)Value-add properties are defined in Note 6.

(6)DEVELOPMENT AND VALUE-ADD PROPERTIES
Development and value-add properties consists of properties in lease-up, under construction, and prospective development (primarily land). Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use. Acquired properties meeting either of the following two conditions are considered value-add properties: (1) Less than 75% leased as of the acquisition date (or will be less than 75% occupied within one year of acquisition date based on near term lease roll), or (2) 20% or greater of the acquisition cost will be spent to redevelop the property.

Costs associated with development (i.e., land, construction costs, interest expense, property taxes and other costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development projects based on development activity. As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant. The Company transfers properties from Development and value-add properties to Real estate properties as follows: (1) for development properties, at the earlier of 90% occupancy or one year after completion of the shell construction, and (2) for value-add properties, at the earlier of 90% occupancy or one year after acquisition. Upon the earlier of 90% occupancy or one year after completion of the shell construction/value-add acquisition date, capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases and depreciation commences on the entire property (excluding the land).

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2023 and the first three months of 2024 are considered to be acquisitions of groups of similar identifiable assets;

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2023 and 2024 acquisitions.

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

The purchase price is also allocated among the following categories of intangible assets: the above or below market component of in-place leases and the value of leases in-place at the time of acquisition.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease. The amounts allocated to above and below market lease intangibles are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. In-place lease intangibles are valued based upon management’s assessment of factors such as an estimate of foregone rents and avoided leasing costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  These intangible assets are included in Other assets on the Consolidated Balance Sheets and are amortized over the remaining terms of the existing leases.

Amortization of above and below market lease intangibles, which increased rental income by $607,000 and $599,000 for the three months ended March 31, 2024 and 2023, respectively, is included in Income from real estate operations. Amortization expense for in-place lease intangibles, which was $1,926,000 and $1,962,000 for the three months ended March 31, 2024 and 2023, respectively, is included in Depreciation and amortization.

During the three months ended March 31, 2024, EastGroup acquired the following property:

REAL ESTATE PROPERTY ACQUIRED IN 2024	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating property acquired (2)(3)
Spanish Ridge Industrial Park	Las Vegas, NV	231,000	01/23/2024	$54,859
(1)Cost is calculated in accordance with FASB ASC 805, Business Combinations, and represents the sum of the purchase price, closing costs and capitalized acquisition costs.
(2)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets.
(3)Excludes acquired development land as discussed below.

There were no value-add acquisitions during the three months ended March 31, 2024.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisition identified in the table above which was acquired during the three months ended March 31, 2024.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2024	Cost
(In thousands)
Land	$18,855
Buildings and building improvements	31,003
Tenant and other improvements	2,208
Total real estate properties acquired	52,066
In-place lease intangibles (1)	2,714
Above market lease intangibles (1)	121
Below market lease intangibles (2)	(42)
Total assets acquired, net of liabilities assumed	$54,859
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

The leases in the property acquired during the three months ended March 31, 2024 had a weighted average remaining lease term at acquisition of approximately 6.2 years.

Also during the three months ended March 31, 2024, EastGroup purchased 34.3 acres of development land in Atlanta for $3,302,000.

During 2023, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2023	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)(3)
Craig Corporate Center	Las Vegas, NV	156,000	04/18/2023	$34,365
Blue Diamond Business Park	Las Vegas, NV	254,000	09/05/2023	52,973
McKinney Logistics Center	Dallas, TX	193,000	10/02/2023	25,739
Park at Myatt	Nashville, TN	171,000	11/03/2023	30,793
Pelzer Point Commerce Center 1	Greenville, SC	213,000	12/21/2023	21,246
Total operating property acquisitions		987,000		$165,116
(1)Cost is calculated in accordance with FASB ASC 805, Business Combinations, and represents the sum of the purchase price, closing costs and capitalized acquisition costs.
(2)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets.
(3)Excludes acquired development land as discussed below.

There were no value-add acquisitions during the year ended December 31, 2023.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the year ended December 31, 2023.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2023	Cost
(In thousands)
Land	$44,676
Buildings and building improvements	111,082
Tenant and other improvements	4,346
Total real estate properties acquired	160,104
In-place lease intangibles (1)	7,242
Below market lease intangibles (2)	(2,230)
Total assets acquired, net of liabilities assumed	$165,116
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

The leases in the properties acquired during the year ended December 31, 2023 had a weighted average remaining lease term at acquisition of approximately 8.0 years.

Also during 2023, EastGroup purchased 328.3 acres of development land in seven markets for $70,664,000.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three month periods ended March 31, 2024 and 2023.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of March 31, 2024 and December 31, 2023.

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

Results of operations and gains and losses on sales for properties sold are reported in continuing operations on the Consolidated Statements of Income and Comprehensive Income. The gains and losses on sales of operating properties are included in Gain on sales of real estate investments.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of Gain on sales of real estate investments for the three months ended March 31, 2024 and the year ended December 31, 2023 follows:

REAL ESTATE PROPERTIES SOLD	Location	Size	Date Sold	Net Sales Price	Basis	Recognized Gain
		(Square feet)		(In thousands)
2024
Interchange Business Park and Metro Airport Commerce Center	Jackson, MS	159,000	03/05/2024	$13,614	4,863	8,751
2023
World Houston 23	Houston, TX	125,000	03/31/2023	$9,327	4,518	4,809
Ettie Business Center	San Francisco, CA	29,000	11/20/2023	11,638	8,845	2,793
Los Angeles Corporate Center	Los Angeles, CA	77,000	12/29/2023	16,006	5,643	10,363
Total for 2023		231,000		$36,971	19,006	17,965

The table above includes sales of operating properties. During the three months ended March 31, 2024, the Company also sold 3.9 acres of land in San Francisco for $4,000,000 and recognized a gain on the sale of $222,000. During the year ended December 31, 2023, the Company sold 11.9 acres of land in Houston and Fort Worth for $4,750,000 and recognized gains on the sales of $446,000. The gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

The Company did not consider its sales in 2024 or 2023 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Leasing costs (principally commissions)	$163,486	158,741
Accumulated amortization of leasing costs	(59,955)	(57,646)
Leasing costs (principally commissions), net of accumulated amortization	103,531	101,095

Acquired in-place lease intangibles	38,851	39,600
Accumulated amortization of acquired in-place lease intangibles	(17,858)	(19,395)
Acquired in-place lease intangibles, net of accumulated amortization	20,993	20,205

Acquired above market lease intangibles	603	482
Accumulated amortization of acquired above market lease intangibles	(343)	(318)
Acquired above market lease intangibles, net of accumulated amortization	260	164

Straight-line rents receivable	74,495	72,360
Accounts receivable	6,197	9,984
Interest rate swap assets	31,005	27,366
Right of use assets — Office leases (operating)	2,674	2,828
Goodwill	990	990
Escrow deposits and prepaid costs for pending transactions	1,219	745
Prepaid insurance	3,462	7,208
Receivable for insurance proceeds	1,294	1,425
Prepaid expenses and other assets	9,178	7,569
Total Other assets	$255,298	251,939

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10) DEBT

The Company’s debt is detailed below:

	March 31, 2024	December 31, 2023
	(In thousands)
Unsecured bank credit facilities — variable rate, carrying amount	$—	—
Unamortized debt issuance costs	(1,281)	(1,520)
Unsecured bank credit facilities, net of debt issuance costs	(1,281)	(1,520)

Unsecured debt — fixed rate, carrying amount (1)	1,680,000	1,680,000
Unamortized debt issuance costs	(3,427)	(3,653)
Unsecured debt, net of debt issuance costs	1,676,573	1,676,347

Total unsecured debt, net of debt issuance costs	$1,675,292	1,674,827

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company has a $625,000,000 unsecured bank credit facility with a group of 11 banks; the facility has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $125,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of March 31, 2024, was Secured Overnight Financing Rate (“SOFR”) plus 76.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2024, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 6.194%. The Company has two standby letters of credit totaling $2,655,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2024, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2024, the interest rate was 6.215% with no outstanding balance.

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

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of March 31, 2024, are as follows:

Years Ending December 31,	(In thousands)
2024 — Remainder of year	$170,000
2025	145,000
2026	140,000
2027	175,000
2028	160,000
2029 and beyond	890,000
Total	$1,680,000

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Property taxes payable	$26,627	9,508
Development costs payable	22,623	29,487
Retainage payable	14,652	14,992
Real estate improvements and capitalized leasing costs payable	8,194	5,275
Interest payable	14,287	8,493
Dividends payable	62,076	62,393
Other payables and accrued expenses	6,796	16,189
Total Accounts payable and accrued expenses	$155,255	146,337

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Security deposits	$38,877	37,102
Prepaid rent and other deferred income	19,471	20,070
Operating lease liabilities — Ground leases	18,481	18,758
Operating lease liabilities — Office leases	2,726	2,882

Acquired below market lease intangibles	10,640	11,451
Accumulated amortization of below market lease intangibles	(4,786)	(5,006)
Acquired below market lease intangibles, net of accumulated amortization	5,854	6,445

Interest rate swap liabilities	223	2,478
Other liabilities	1,467	1,680
Total Other liabilities	$87,099	89,415

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

	Three Months Ended March 31,
	2024	2023
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$24,888	36,371
Other comprehensive income (loss) - interest rate swaps	5,894	(10,262)
Balance at end of period	$30,782	26,109

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The Company’s objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.

As of March 31, 2024, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $15,649,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

The Company’s valuation methodology for over-the-counter (“OTC”) derivatives is to discount cash flows based on SOFR market data. Uncollateralized or partially-collateralized trades include appropriate economic adjustments for funding costs and credit risk. The Company calculates its derivative valuations using mid-market prices.

As of March 31, 2024 and December 31, 2023, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Notional Value of Interest Rate Derivatives	March 31, 2024	December 31, 2023
	(In thousands)
Interest Rate Swap	$100,000	100,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	50,000	50,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	75,000	75,000
Interest Rate Swap	50,000	50,000
Interest Rate Swap	100,000	100,000

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. See Note 18 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of March 31, 2024		Derivatives As of December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$31,005	Other assets	$27,366
Interest rate swap liabilities	Other liabilities	223	Other liabilities	2,478

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$10,640	(6,197)
Amount of (income) reclassified from Accumulated other comprehensive income into Interest expense	(4,746)	(4,065)

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of March 31, 2024, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — net income attributable to common stockholders	$58,644	44,690
Denominator — weighted average shares outstanding — Basic	47,860	43,751
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — net income attributable to common stockholders	$58,644	44,690
Denominator:
Weighted average shares outstanding — Basic	47,860	43,751
Effect of dilutive securities	101	72
Weighted average shares outstanding — Diluted	47,961	43,823

(16) EQUITY OFFERINGS
Underwriting commissions and offering costs incurred in connection with common stock offerings and at-the-market equity offering programs have been reflected as a reduction of Additional paid-in capital.

Under relevant accounting guidance, sales of common stock under forward equity sale agreements are not deemed to be liabilities, and furthermore, meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

On October 25, 2023, we established an at-the-market common stock offering program pursuant to which we are able to sell, from time to time, shares of our common stock having an aggregate gross sales price of up to $750,000,000 (the “Current 2023 ATM Program”). The Current 2023 ATM Program replaces our previous $750,000,000 ATM program, which was established on December 16, 2022, under which we had sold shares of our common stock having an aggregate gross sales price of $464,305,000 through October 25, 2023.

In connection with the Current 2023 ATM Program, we may sell shares of our common stock directly through sales agents or through certain financial institutions acting as forward purchasers whereby, at our discretion, the forward counterparties may borrow from third parties and subsequently sell shares of our common stock. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock but defer settling and receiving the proceeds from the sale of shares until a later date. Additionally, the forward price that we expect to receive upon settlement of an agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the agreement.

Direct Common Stock Issuance Activity
The following table presents the common stock issuance activity sold directly through sales agents pursuant to the Company's ATM programs:

Period	Common Stock Issued (1)	Weighted Average Price	Net Proceeds
	(In shares)	(Per share)	(In thousands)
Three months ended March 31, 2024	—	$—	$—
Twelve months ended December 31, 2023	4,094,896	170.77	691,478
(1) Excludes shares of common stock sold on a forward basis as described in the following paragraphs.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Forward Equity Offerings
During the three months ended March 31, 2024, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under our Current 2023 ATM Program with respect to 286,671 shares of common stock with an initial weighted average forward price of $181.95 per share. The Company did not receive any proceeds from the sale of common shares by the forward purchasers at the time it entered into forward equity sale agreements.

During the year ended December 31, 2023, EastGroup entered into forward equity sale agreements with respect to 406,041 shares of common stock with an initial weighted average forward price of $183.92 per share. The Company did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.

During the three months ended March 31, 2024, the Company settled outstanding forward equity sale agreements that were previously entered into under our Current 2023 ATM Program by issuing 272,342 shares of common stock in exchange for net proceeds of approximately $49,294,000.

(17) STOCK-BASED COMPENSATION
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

The annual equity compensation awards include components based on certain annual Company performance measures and individual annual performance goals over the upcoming year. The certain Company performance measures for 2024 are: (i) funds from operations (“FFO”) per share, (ii) cash same property net operating income change, (iii) debt-to-EBITDAre ratio, and (iv) fixed charge coverage. The Company begins recognizing expense for its estimate of the shares that could be earned pursuant to these awards on the grant date; the expense is adjusted to estimated performance levels during the performance period and to actual upon the determination of the awards. The shares are expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period (34% vests at the end of the one year performance period and 33% vests in each of the following two years). Any shares issued pursuant to the individual annual performance goals are determined by the Committee in its discretion

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
following the performance period. The Company begins recognizing the expense for the shares on the grant date and will expense on a straight-line basis over the remaining service period (34% vests at the end of the one year performance period and 33% vests in each of the following two years).

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

Stock-based compensation cost for employees was $3,976,000 for the three months ended March 31, 2024, of which $640,000 was capitalized as part of the Company’s development costs. For the three months ended March 31, 2023, stock-based compensation cost for employees was $3,252,000, of which $693,000 was capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $171,000 for the three months ended March 31, 2024, and $225,000 for the same period in 2023.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the three months ended March 31, 2024, the Company withheld 33,381 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the three months ended March 31, 2024 was $8,891,000. As of the vesting dates, the aggregate fair value of shares that vested during the three months ended March 31, 2024 was $14,330,000.

Award Activity:	Three Months Ended March 31, 2024
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	84,564	$153.78
Granted (1) (2)	71,088	125.07
Forfeited	—	—
Vested	(78,008)	124.15
Unvested at end of period	77,644	$157.27

(1) Includes shares granted in prior years for which performance conditions have been satisfied and the number of shares have been determined.
(2) Does not include the restricted shares that may be earned if the performance goals established in 2022 and 2023 for long-term performance and in 2024 for annual and long-term performance are achieved. Depending on the actual level of achievement of the goals at the end of the open performance periods, the number of shares earned could range from zero to 135,501.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$15,625	15,625	40,263	40,263
Interest rate swap assets	31,005	31,005	27,366	27,366
Financial Liabilities:
Unsecured debt (2)	1,680,000	1,572,339	1,680,000	1,548,655
Interest rate swap liabilities	223	223	2,478	2,478
(1) Carrying amounts shown in the table are included on the Consolidated Balance Sheets under the indicated captions, except as explained below.
(2) Carrying amounts and fair values shown in the table exclude debt issuance costs (see Note 10 for additional information).

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•Cash and cash equivalents:  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts approximate fair value due to the short maturity of those instruments.

•Interest rate swap assets (included in Other assets on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, SOFR swap curves, observable for substantially the full term of the contract (Level 2 input). See Note 14 for additional information on the Company’s interest rate swaps.

•Unsecured debt:  The fair value of the Company’s unsecured debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers (Level 2 input), excluding the effects of debt issuance costs.

•Interest rate swap liabilities (included in Other liabilities on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, SOFR swap curves, observable for substantially the full term of the contract (Level 2 input). See Note 14 for additional information on the Company’s interest rate swaps.

(19) RISKS AND UNCERTAINTIES
The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt or meet other financial obligations.

(20) LEGAL MATTERS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.

(21) RECENT ACCOUNTING PRONOUNCEMENTS

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

(22) SUBSEQUENT EVENTS
Subsequent to March 31, 2024, EastGroup settled outstanding forward equity sale agreements under our Current 2023 ATM Program by issuing 133,699 shares of common stock in exchange for net proceeds of approximately $24,496,000.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect EastGroup Properties Inc.’s (the “Company” or “EastGroup”) expectations and projections about the Company’s future results, performance, prospects, plans and opportunities. The Company has attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “goals,” “plans” or variations of such words and similar expressions or the negative of such words, although not all forward-looking statements contain such words. These forward-looking statements are based on information currently available to the Company and are subject to a number of known and unknown assumptions, risks, uncertainties and other factors that may cause the Company’s actual results, performance, plans or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required by law.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as such factors may be updated from time to time in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2024, economic uncertainty and stock market volatility have continued due to a number of factors, including rising inflation, increasing interest rates, and geopolitical conflict. While these factors have not had a significant adverse impact on EastGroup to date, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company's leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. During the three months ended March 31, 2024, the Company settled outstanding forward equity sale agreements that were previously entered into under our current at-the-market common stock offering program (“Current 2023 ATM Program”) by issuing 272,342 shares of common stock in exchange for net proceeds of approximately $49,294,000. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary source of revenue is rental income.  During the three months ended March 31, 2024, EastGroup executed new and renewal leases on 1,998,000 square feet (representing 3.6% of the operating portfolio’s total square footage of 55,358,000). For new and renewal leases signed during the first three months of 2024, average rental rates increased by 57.8% as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $1.22 for the three months ended March 31, 2024, compared to $1.02 for the same period of 2023, a 19.6% increase. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire period from January 1, 2023 through March 31, 2024), increased 4.9% for the three months ended March 31, 2024, as compared to the same period in 2023.

EastGroup’s operating portfolio was 98.0% leased and 97.7% occupied as of March 31, 2024, compared to 98.7% and 97.9%, respectively, at March 31, 2023.  As of April 23, 2024, the operating portfolio was 97.4% leased and 97.0% occupied. As of March 31, 2024, leases approximating 7.4% of the operating portfolio, based on a percentage of annualized based rent, were scheduled to expire during the remainder of 2024. This percentage was reduced to 6.2% as of April 23, 2024.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the three months ended March 31, 2024, EastGroup acquired 34.3 acres of development land in Atlanta for $3,302,000. The Company also began construction of two development projects containing a total of 388,000 square feet in Tampa and San Antonio.  EastGroup also transferred a development project (133,000 square feet) in Miami from Development and value-add properties to Real estate properties, with costs of $22,228,000 at the date of transfer. As of March 31, 2024, EastGroup’s development and value-add program consisted of 19 projects (4,332,000 square feet) located in 13 markets. The projected total investment for the development projects, which were collectively 29.3% leased as of April 23, 2024, is $611,200,000, of which $203,816,000 remained to be invested as of March 31, 2024.

During the three months ended March 31, 2024, EastGroup acquired an operating property in Las Vegas containing 231,000 square feet for $54,859,000. There were no value-add property acquisitions during the period.

During the three months ended March 31, 2024, EastGroup sold a group of operating properties in the Jackson, Mississippi market containing 159,000 square feet and 3.9 acres of land in San Francisco, generating gross sales proceeds of $18,050,000. The Company recognized $8,751,000 in Gain on sales of real estate investments and $222,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the three months ended March 31, 2024.

The Company typically initially funds its development and acquisition programs through its $675,000,000 unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. Moody’s Investors Service has assigned the Company’s issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current and prior year reporting periods. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three months ended March 31, 2024, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2023 through March 31, 2024. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
NET INCOME	$58,658	44,704
Gain on sales of real estate investments	(8,751)	(4,809)
Gain on sales of non-operating real estate	(222)	(81)
Interest income	(275)	(81)
Other revenue	(150)	(1,061)
Indirect leasing costs	177	140
Depreciation and amortization	45,169	41,014
Company’s share of depreciation from unconsolidated investment	31	31
Interest expense	10,061	13,025
General and administrative expense	6,681	5,204
Noncontrolling interest in PNOI of consolidated joint ventures	(16)	(16)
PROPERTY NET OPERATING INCOME (“PNOI”)	111,363	98,070
PNOI from 2023 and 2024 acquisitions	(3,397)	—
PNOI from 2023 and 2024 development and value-add properties	(6,555)	(1,039)
PNOI from 2023 and 2024 operating property dispositions	(177)	(670)
Other PNOI	81	111
SAME PNOI	101,315	96,472
Lease termination fee income from same properties	(147)	(55)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$101,168	96,417

PNOI was calculated as follows for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Income from real estate operations	$154,074	133,964
Expenses from real estate operations	(43,003)	(36,186)
Noncontrolling interest in PNOI of consolidated joint ventures	(16)	(16)
PNOI from 50% owned unconsolidated investment	308	308
PROPERTY NET OPERATING INCOME (“PNOI”)	$111,363	98,070

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$58,644	44,690
Depreciation and amortization	45,169	41,014
Company’s share of depreciation from unconsolidated investment	31	31
Depreciation and amortization from noncontrolling interest	(1)	(1)
Gain on sales of real estate investments	(8,751)	(4,809)
Gain on sales of non-operating real estate	(222)	(81)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS	94,870	80,844
Gain on involuntary conversion and business interruption claims	—	(1,027)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS — EXCLUDING GAIN ON INVOLUNTARY CONVERSION AND BUSINESS INTERRUPTION CLAIMS	$94,870	79,817
Net income attributable to common stockholders per diluted share	$1.22	1.02
FFO attributable to common stockholders per diluted share	$1.98	1.84
FFO attributable to common stockholders per diluted share — excluding gain on involuntary conversion and business interruption claims	$1.98	1.82
Diluted shares for earnings per share and funds from operations per share	47,961	43,823

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2024 was $58,644,000 ($1.23 per basic and $1.22 per diluted share), compared to $44,690,000 ($1.02 per basic and diluted share) for the same period in 2023. See Results of Operations for further analysis.

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year. For the three months ended March 31, 2024, FFO was $1.98 per share compared with $1.84 per share for the same period of 2023, an increase of 7.6%. FFO increased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the increase in PNOI and the decrease in interest expense.

•For the three months ended March 31, 2024, PNOI increased by $13,293,000, or 13.6%, as compared to the same period in 2023. PNOI increased $5,516,000 from newly developed and value-add properties, $4,843,000 from same property operations, and $3,397,000 from 2023 and 2024 acquisitions; PNOI decreased $493,000 from operating properties sold in 2023 and 2024.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire period from January 1, 2023 through March 31, 2024. Same PNOI, excluding income from lease terminations, increased 4.9% for the three months ended March 31, 2024, as compared to the same period in 2023.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2023 through March 31, 2024). Same property average occupancy was 97.5% for the three months ended March 31, 2024, compared to 98.4% for the same period of 2023.

•The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2023 through March 31, 2024). The same property average rental rate was $8.05 per square foot for the three months ended March 31, 2024, compared to $7.60 per square foot for the same period of 2023.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2024 was 97.7%.  Quarter-end occupancy ranged from 97.7% to 98.2% over the previous four quarters ended March 31, 2023 to December 31, 2023.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (3.6% of the operating portfolio’s total square footage) averaged 57.8% for the three months ended March 31, 2024.

•Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three months ended March 31, 2024 was $147,000, compared to $55,000 for the same period of 2023.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net reserves for uncollectible rent of $775,000 for the three months ended March 31, 2024, compared to $369,000 for the same period of 2023. We evaluate the collectability of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent, we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the three months ended March 31, 2024.

FINANCIAL CONDITION
EastGroup’s Total Assets were $4,577,005,000 at March 31, 2024, an increase of $57,792,000 from December 31, 2023.  Total Liabilities increased $7,067,000 to $1,917,646,000, and Total Equity increased $50,725,000 to $2,659,359,000 during the same period.  The following paragraphs explain these changes in additional detail.

Assets

Real Estate Properties
Real estate properties increased $74,373,000 during the three months ended March 31, 2024, primarily due to: (i) the acquisition of one operating property; (ii) the transfer of one project from Development and value-add properties to Real estate properties; (iii) capital improvements at the Company’s properties; and (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. The increases were partially offset by the sale of a group of operating properties.

During the three months ended March 31, 2024, EastGroup acquired the following property:

REAL ESTATE PROPERTY ACQUIRED IN 2024	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating property acquired (2)(3)
Spanish Ridge Industrial Park	Las Vegas, NV	231,000	01/23/2024	$54,859
(1)Cost is calculated in accordance with FASB ASC 805, Business Combinations, and represents the sum of the purchase price, closing costs and capitalized acquisition costs. Refer to Note 7 in the Notes to Consolidated Financial Statements for further details.
(2)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets.
(3)Excludes acquired development land as discussed below.

During the three months ended March 31, 2024, the Company made capital improvements of $11,691,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $674,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During the three months ended March 31, 2024, EastGroup sold a group of operating properties in the Jackson, Mississippi market containing 159,000 square feet, generating gross sales proceeds of $14,050,000. The Company recognized $8,751,000 in Gain on sales of real estate investments during the three months ended March 31, 2024.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at March 31, 2024 consisted of projects in lease-up and under construction of $407,384,000 and prospective development (primarily land) of $262,866,000.  The Company’s total investment in Development and value-add properties at March 31, 2024 was $670,250,000 compared to $639,647,000 at December 31, 2023.  Total capital invested for development during the first three months of 2024 was $57,771,000, which consisted of improvement costs of $53,795,000 on development and value-add properties, $3,302,000 for new land investments, and costs of $674,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $2,223,000 for the three months ended March 31, 2024, compared to $2,455,000 for the same period of 2023.

There were no value-add acquisitions during the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company acquired 34.3 acres of development land in Atlanta for $3,302,000. Costs associated with this acquisition are included in the Development and Value-Add Properties table. These increases were offset by the transfer of one development and value-add project to Real estate properties during the three months ended March 31, 2024 with a total investment of $22,228,000 as of the date of transfer.

During the three months ended March 31, 2024, EastGroup sold 3.9 acres of land in San Francisco, generating gross sales proceeds of $4,000,000. The Company recognized $222,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the three months ended March 31, 2024.

A summary of the Company's Development and Value-Add Properties for the three months ended March 31, 2024 follows:

	Actual or Estimated Building Size	Cumulative Costs Incurred as of 3/31/2024	Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	1,330,000	$161,965	$177,800
Under construction	3,002,000	245,419	433,400
Total lease-up and under construction	4,332,000	407,384	$611,200
Prospective development (primarily land)	10,633,000	262,866
Total Development and value-add properties as of March 31, 2024	14,965,000	$670,250

Total Development and value-add properties transferred to Real estate properties during the three months ended March 31, 2024	133,000	$22,228	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $26,182,000 during the three months ended March 31, 2024, primarily due to depreciation expense, partially offset by the sale of operating properties.

Other Assets
Other assets increased $3,359,000 during the three months ended March 31, 2024.  See Note 9 in the Notes to Consolidated Financial Statements for further details.

Liabilities
Unsecured bank credit facilities, net of debt issuance costs increased $239,000 during the three months ended March 31, 2024, mainly due to borrowings of $19,564,000 and the amortization of debt issuance costs during the period, partially offset by repayments of $19,564,000 during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs increased $226,000 during the three months ended March 31, 2024, primarily due to the amortization of debt issuance costs during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $8,918,000 during the three months ended March 31, 2024.  Refer to Note 11 in the Notes to Consolidated Financial Statements for further details.

Other liabilities decreased $2,316,000 during the three months ended March 31, 2024.  Refer to Note 12 in the Notes to Consolidated Financial Statements for further details.

Equity
Additional paid-in capital increased $47,303,000 during the three months ended March 31, 2024, primarily due to the issuance of common stock under the Company’s Current 2023 ATM Program (as discussed in Liquidity and Capital Resources) and activity related to stock-based compensation (as discussed in Note 17 in the Notes to Consolidated Financial Statements). During the three months ended March 31, 2024, the Company settled outstanding forward equity sale agreements that were previously entered into under our Current 2023 ATM Program by issuing 272,342 shares of common stock in exchange for net proceeds of approximately $49,294,000.

For the three months ended March 31, 2024, Distributions in excess of earnings increased $2,481,000 as a result of dividends on common stock of $61,125,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $58,644,000.

Accumulated other comprehensive income increased $5,894,000 during the three months ended March 31, 2024. The increase resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 13 and 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2024 was $58,644,000 ($1.23 per basic and $1.22 per diluted share), compared to $44,690,000 ($1.02 per basic and diluted share) for the same period in 2023. The following paragraphs provide further details with respect to these changes:

•PNOI increased by $13,293,000 ($0.28 per diluted share), or 13.6%, for the three months ended March 31, 2024, as compared to the same period in 2023. PNOI increased $5,516,000 from newly developed and value-add properties, $4,843,000 from same property operations, and $3,397,000 from 2023 and 2024 acquisitions; PNOI decreased $493,000 from operating properties sold in 2023 and 2024. Lease termination fee income was $147,000 and $55,000 for the three month periods ended March 31, 2024 and 2023, respectively. The Company recorded net reserves for uncollectible rent of $775,000 and $369,000 for the three months ended March 31, 2024 and 2023, respectively. Straight-lining of rent increased Income from real estate operations by $2,483,000 and $3,442,000 for the three months ended March 31, 2024 and 2023, respectively.

•EastGroup recognized Gains on sales of real estate investments of $8,751,000 ($0.18 per diluted share) during the three months ended March 31, 2024. The Company recognized Gains on sales of real estate investments of $4,809,000 ($0.11 per diluted share) during the same period of 2023. The Company’s 2023 and 2024 sales transactions are described in Note 8 of the Notes to Consolidated Financial Statements.

•Depreciation and amortization expense increased by $4,155,000 ($0.09 per diluted share) during the three months ended March 31, 2024, as compared to the same period in 2023. The increase is primarily due to the operating properties acquired by the Company in 2023 and 2024 and the properties transferred from Development and value-add properties in 2023 and 2024, partially offset by operating properties sold in 2023 and 2024.

•Interest expense decreased by $2,964,000 ($0.06 per diluted share) during the three months ended March 31, 2024, as compared to the same period of 2023. Refer to the table below for additional details.

•EastGroup recognized no gains on involuntary conversion and business interruption claims during the three months ended March 31, 2024. During the same period of 2023, the Company recognized gains on involuntary conversion and business interruption claims of $1,027,000 ($0.02 per diluted share).

EastGroup entered into 33 leases with certain rent concessions on 1,542,000 square feet during the three months ended March 31, 2024, with total rent concessions of $2,569,000 over the terms of the leases. During the same period of 2023, the Company entered into 18 leases with certain rent concessions on 1,196,000 square feet with total rent concessions of $3,168,000 over the terms of the leases.

The Company’s percentage of leased square footage for the operating portfolio was 98.0% at March 31, 2024, compared to 98.7% at March 31, 2023.  Occupancy for the Company’s operating portfolio at March 31, 2024 was 97.7% compared to 97.9% at March 31, 2023.

The following table presents the components of Interest expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest — variable rate (excluding amortization of facility fees and debt issuance costs)	$42	1,139	(1,097)
Amortization of facility fees — unsecured bank credit facilities	252	242	10
Amortization of debt issuance costs — unsecured bank credit facilities	253	244	9
Total variable rate interest expense	547	1,625	(1,078)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (excluding amortization of debt issuance costs) (1)	14,141	14,876	(735)
Secured debt interest (excluding amortization of debt issuance costs)	—	19	(19)
Amortization of debt issuance costs — unsecured debt	226	239	(13)
Amortization of debt issuance costs — secured debt	—	1	(1)
Total fixed rate interest expense	14,367	15,135	(768)
Total interest	14,914	16,760	(1,846)
Less capitalized interest	(4,853)	(3,735)	(1,118)
TOTAL INTEREST EXPENSE	$10,061	13,025	(2,964)
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.

The Company’s variable rate interest expense decreased by $1,078,000 for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a decrease in average borrowings, partially offset by an increase in the Company’s weighted average variable interest rates on its unsecured bank credit facilities, as shown in the following table:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$2,704	86,795	(84,091)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	6.29%	5.32%

The Company’s fixed rate interest expense decreased by $768,000 for the three months ended March 31, 2024, as compared to the same period in 2023, primarily as a result of the unsecured debt activity described below. During the three months ended March 31, 2024, EastGroup did not obtain, repay, or refinance any unsecured debt.

The following table presents the details of unsecured debt repayments during the year ended December 31, 2023:

UNSECURED DEBT REPAID IN 2023	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$65 Million Senior Unsecured Term Loan	2.31%	03/31/2023	$65,000
$50 Million Senior Unsecured Notes	3.80%	08/28/2023	50,000
Weighted Average/Total Amount for 2023	2.96%		$115,000

In September 2023, the Company refinanced a $100,000,000 senior unsecured term loan, reducing the effectively fixed interest rate by approximately 45 basis points.

The decrease in interest expense from unsecured debt repayments and refinancing was partially offset by new unsecured debt obtained during the year ended December 31, 2023:

NEW UNSECURED DEBT IN 2023	Margin	Effectively Fixed Interest Rate	Date Obtained	Maturity Date	Amount
					(In thousands)
$100 Million Senior Unsecured Term Loan (1)	1.35%	5.27%	01/13/2023	01/13/2030	$100,000

(1) The interest rate on this unsecured term loan is comprised of Term Secured Overnight Financing Rate (“SOFR”) plus a margin, which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap agreement (further described in Note 14 in the Notes to Consolidated Financial Statements) to convert the loan’s Term SOFR rate to an effectively fixed interest rate. The interest rate in the table above is the effectively fixed interest rate for the loan, including the effect of the interest rate swap, as of March 31, 2024.

EastGroup’s financing and debt maturities are further described in Liquidity and Capital Resources.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $1,118,000 during the three months ended March 31, 2024, as compared to the same period of 2023, due to increased borrowing rates and changes in development spending.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three months ended March 31, 2024 and 2023 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2024	2023
		(In thousands)
Upgrade on acquisitions	40 yrs	$37	270
Tenant improvements:
New tenants	Lease term	2,337	5,441
Renewal tenants	Lease term	835	911
Other:
Building improvements	5-40 yrs	3,075	2,203
Roofs	5-15 yrs	3,810	7,070
Parking lots	3-5 yrs	759	842
Other	5 yrs	838	150
Total real estate improvements (1)		$11,691	16,887

(1)Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Total real estate improvements	$11,691	16,887
Change in real estate property payables	(649)	(887)
Change in construction in progress	3,787	(223)
Real estate improvements on the Consolidated Statements of Cash Flows	$14,829	15,777

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three months ended March 31, 2024 and 2023 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2024	2023
		(In thousands)
Development and value-add	Lease term	$1,991	4,550
New tenants	Lease term	4,051	2,137
Renewal tenants	Lease term	2,523	2,363
Total capitalized leasing costs (1)		$8,565	9,050
Amortization of leasing costs		$6,038	5,206
(1)Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Total capitalized leasing costs	$8,565	9,050
Change in leasing commissions payables	(2,270)	(1,129)
Leasing commissions on the Consolidated Statements of Cash Flows	$6,295	7,921

LIQUIDITY AND CAPITAL RESOURCES
We closely monitor our liquidity and capital resources. The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in the coming year to be consistent in nature with those for the three months ended March 31, 2024.

Net cash provided by operating activities was $116,900,000 for the three months ended March 31, 2024.  The primary other sources of cash were proceeds from common stock offerings; borrowings on unsecured bank credit facilities; and net proceeds from sales of real estate investments and non-operating real estate.  The Company distributed $61,442,000 in common stock dividends during the three months ended March 31, 2024.  Other primary uses of cash were for the construction and development of properties; purchases of real estate; repayments on unsecured bank credit facilities; and capital improvements at various properties.

As of March 31, 2024, the Company was contractually obligated to pay the dividend declared in March 2024, which was paid in April 2024. An amount for dividends payable of $62,076,000 was included in Accounts payable and accrued expenses at March 31, 2024, which includes dividends payable on unvested restricted stock of $1,201,000, which are subject to continued service and will be paid upon vesting in future periods.

The following table summarizes certain information with respect to our indebtedness outstanding as of March 31, 2024:

UNSECURED DEBT (FIXED RATE) (1)	Weighted Average Interest Rate	Principal Payments Maturing
		(In thousands)
August 30, 2024	4.08%	$50,000
December 13, 2024	3.46%	60,000
December 15, 2024	3.48%	60,000
Year 2025	3.13%	145,000
Year 2026	2.56%	140,000
Year 2027	2.74%	175,000
Year 2028	3.10%	160,000
Year 2029 and beyond	3.66%	890,000
Total Unsecured Debt (Fixed Rate) (1)	3.37%	$1,680,000

(1) These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company’s $625,000,000 unsecured bank credit facility is with a group of 11 banks and has a maturity date of July 30, 2025. The credit facility contains options for two six-month extensions (at the Company’s election) and an additional $125,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of March 31, 2024, was SOFR plus 76.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2024, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 6.194%. The Company has two standby letters of credit totaling $2,655,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company's $50,000,000 unsecured bank credit facility has a maturity date of July 30, 2025, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2024, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2024, the interest rate was 6.215% with no outstanding balance.

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

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining minimum debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at March 31, 2024.

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

For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt or convertible bond markets in the future as a means to raise capital.

As of March 31, 2024, EastGroup had total immediate liquidity of approximately $764,105,000, comprised of $15,625,000 of cash and cash equivalents, $672,345,000 of availability on our unsecured credit facilities, and approximately $76,135,000 of net proceeds available on our outstanding forward equity sale agreements.

On October 25, 2023, we established the Current 2023 ATM Program pursuant to which we are able to sell, from time to time, shares of our common stock having an aggregate gross sales price of up to $750,000,000. The Current 2023 ATM Program replaced our previous $750,000,000 ATM program, which was established on December 16, 2022, under which we had sold shares of our common stock having an aggregate gross sales price of $464,305,000 through October 25, 2023.

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

During the three months ended March 31, 2024, the Company did not sell any shares of our common stock directly through sales agents under the Current 2023 ATM Program.

During the three months ended March 31, 2024, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward purchasers under our Current 2023 ATM Program with respect to 286,671 shares of common stock with an initial weighted average forward price of $181.95 per share. The Company did not receive any proceeds from the sale of common shares by the forward purchasers at the time it entered into forward equity sale agreements.

During the year ended December 31, 2023, EastGroup entered into forward equity sale agreements with respect to 406,041 shares of common stock with an initial weighted average forward price of $183.92 per share. The Company did not receive any proceeds from the sale of common shares by the forward purchasers at the time we entered into forward equity sale agreements.

During the three months ended March 31, 2024, the Company settled outstanding forward equity sale agreements that were previously entered into under our Current 2023 ATM Program by issuing 272,342 shares of common stock in exchange for net proceeds of approximately $49,294,000.

Subsequent to March 31, 2024, EastGroup settled outstanding forward equity sale agreements that were previously entered into under our Current 2023 ATM Program by issuing 133,699 shares of common stock in exchange for net proceeds of approximately $24,496,000. As of April 23, 2024, the Company has 286,671 shares of common stock, or approximately $52,160,000 of gross proceeds, available for settlement prior to the expiration of the applicable settlement period, ranging from February 2025 through April 2025.

Under the Current 2023 ATM Program, approximately $388,162,000 of common stock remains available to be sold. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2023, did not materially change during the three months ended March 31, 2024.

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

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 21 in the Notes to Consolidated Financial Statements.

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

The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of March 31, 2024.

	April – December 2024	2025		2026	2027	2028	Thereafter	Total	Fair Value
Unsecured bank credit facilities — variable rate (in thousands)	$—	—	(1)	—	—	—	—	—	—	(2)
Weighted average interest rate	—	6.20%	(3)	—	—	—	—	6.20%
Unsecured debt — fixed rate (in thousands)	$170,000	145,000		140,000	175,000	160,000	890,000	1,680,000	1,572,339	(4)
Weighted average interest rate	3.65%	3.13%		2.56%	2.74%	3.10%	3.66%	3.37%

(1)The variable-rate unsecured bank credit facilities mature in July 2025 and, as of March 31, 2024, have zero drawn on both the $625,000,000 unsecured bank credit facility and the $50,000,000 unsecured bank credit facility. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of March 31, 2024.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of March 31, 2024, it does not consider those exposures or positions that could arise after that date.  Assuming there was a $100,000,000 balance on the unsecured bank credit facilities, and if interest rates change by 10% or approximately 62 basis points, interest expense and cash flows would increase or decrease by approximately $620,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s first fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2023, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 through January 31, 2024 (1)	16,253	$183.54	—	—
February 1, 2024 through February 29, 2024 (1)	17,162	183.47	—	—
March 1, 2024 through March 31, 2024 (1)	34	180.21	—	—
Total	33,449	$183.50	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock or the vesting of shares of restricted stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024:

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

Date:  April 24, 2024

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer, Chief Administrative Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer