Form 10-Q
period 2024-06-30
EASTGROUP PROPERTIES INC
filed 2024-07-24
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
or

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of July 23, 2024 was 48,730,228.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2024

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
Real estate properties	$5,039,199	4,853,548
Development and value-add properties	693,072	639,647
	5,732,271	5,493,195
Less accumulated depreciation	(1,336,535)	(1,273,723)
	4,395,736	4,219,472
Unconsolidated investment	7,393	7,539
Cash and cash equivalents	39,400	40,263
Other assets	272,164	251,939
TOTAL ASSETS	$4,714,693	4,519,213

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$(4,100)	(1,520)
Unsecured debt, net of debt issuance costs	1,676,799	1,676,347
Accounts payable and accrued expenses	188,837	146,337
Other liabilities	86,210	89,415
Total Liabilities	1,947,746	1,910,579

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 48,652,525 shares issued and outstanding at June 30, 2024 and 47,700,432 at December 31, 2023	5	5
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	3,112,554	2,949,907
Distributions in excess of earnings	(375,556)	(366,473)
Accumulated other comprehensive income	29,687	24,888
Total Stockholders’ Equity	2,766,690	2,608,327
Noncontrolling interest in joint ventures	257	307
Total Equity	2,766,947	2,608,634
TOTAL LIABILITIES AND EQUITY	$4,714,693	4,519,213

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES
Income from real estate operations	$157,333	138,811	311,407	272,775
Other revenue	1,757	1,076	1,907	2,137
	159,090	139,887	313,314	274,912
EXPENSES
Expenses from real estate operations	43,851	37,767	86,854	73,953
Depreciation and amortization	45,663	42,295	90,832	83,309
General and administrative	4,741	4,384	11,422	9,588
Indirect leasing costs	220	149	397	289
	94,475	84,595	189,505	167,139
OTHER INCOME (EXPENSE)
Interest expense	(9,832)	(12,575)	(19,893)	(25,600)
Gain on sales of real estate investments	—	—	8,751	4,809
Other	518	748	1,292	1,187
NET INCOME	55,301	43,465	113,959	88,169
Net income attributable to noncontrolling interest in joint ventures	(14)	(15)	(28)	(29)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	55,287	43,450	113,931	88,140
Other comprehensive income (loss) — interest rate swaps	(1,095)	10,202	4,799	(60)
TOTAL COMPREHENSIVE INCOME	$54,192	53,652	118,730	88,080
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.15	0.97	2.37	1.99
Weighted average shares outstanding — Basic	48,248	44,656	48,054	44,204
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.14	0.97	2.37	1.99
Weighted average shares outstanding — Diluted	48,345	44,734	48,153	44,279

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the six months ended June 30, 2024:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2023	$5	2,949,907	(366,473)	24,888	307	2,608,634
Net income	—	—	58,644	—	14	58,658
Net unrealized change in fair value of interest rate swaps	—	—	—	5,894	—	5,894
Common dividends declared — $1.27 per share	—	—	(61,125)	—	—	(61,125)
Stock-based compensation, net of forfeitures	—	4,147	—	—	—	4,147
Issuance of 272,342 shares of common stock, common stock offering, net of expenses	—	49,294	—	—	—	49,294
Withheld 33,381 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(6,125)	—	—	—	(6,125)
Withheld 68 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(13)	—	—	—	(13)
Net distributions to noncontrolling interest	—	—	—	—	(67)	(67)
Contributions from noncontrolling interest	—	—	—	—	62	62
BALANCE, MARCH 31, 2024	5	2,997,210	(368,954)	30,782	316	2,659,359
Net income	—	—	55,287	—	14	55,301
Net unrealized change in fair value of interest rate swaps	—	—	—	(1,095)	—	(1,095)
Common dividends declared – $1.27 per share	—	—	(61,889)	—	—	(61,889)
Stock-based compensation, net of forfeitures	—	2,644	—	—	—	2,644
Issuance of 639,299 shares of common stock, common stock offering, net of expenses	—	112,710	—	—	—	112,710
Withheld 57 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(10)	—	—	—	(10)
Net distributions to noncontrolling interest	—	—	—	—	(73)	(73)
BALANCE, JUNE 30, 2024	$5	3,112,554	(375,556)	29,687	257	2,766,947

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$113,959	88,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,832	83,309
Stock-based compensation expense	5,751	4,954
Gain on sales of real estate investments	(8,751)	(4,809)
Gain on sales of non-operating real estate	(222)	(446)
Gain on involuntary conversion and business interruption claims	(1,708)	(2,069)
Changes in operating assets and liabilities:
Accrued income and other assets	(9,820)	(13,004)
Accounts payable, accrued expenses and prepaid rent	48,621	22,291
Other	1,099	384
NET CASH PROVIDED BY OPERATING ACTIVITIES	239,761	178,779
INVESTING ACTIVITIES
Development and value-add properties	(122,898)	(172,940)
Purchases of real estate	(107,804)	(34,365)
Real estate improvements	(34,871)	(28,733)
Net proceeds from sales of real estate investments and non-operating real estate	17,397	13,821
Leasing commissions	(16,517)	(16,548)
Proceeds from involuntary conversion on real estate assets	2,450	1,339
Changes in accrued development costs	(9,205)	20,614
Changes in other assets and other liabilities	468	8,009
NET CASH USED IN INVESTING ACTIVITIES	(270,980)	(208,803)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	31,863	275,080
Repayments on unsecured bank credit facilities	(31,863)	(445,080)
Proceeds from unsecured debt	—	100,000
Repayments on unsecured debt	—	(65,000)
Repayments on secured debt	—	(49)
Debt issuance costs	(3,086)	(1,649)
Distributions paid to stockholders (not including dividends accrued)	(122,337)	(110,411)
Proceeds from common stock offerings	162,111	283,511
Common stock offering related costs	(107)	(441)
Other	(6,225)	(4,911)
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,356	31,050
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(863)	1,026
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,263	56
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,400	1,082
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $9,890 and $7,613 for 2024 and 2023, respectively	$18,968	25,019
Cash paid for operating lease liabilities	1,253	1,134

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

As of June 30, 2024 and December 31, 2023, EastGroup had a 95% controlling interest in a joint venture arrangement owning 6.5 acres of land in San Diego, known by the Company as Miramar Land. During the year ended December 31, 2023, a joint venture, in which EastGroup owns a 99.5% interest, acquired 29.3 acres of land in Denver, known by the Company as Arista 36 Business Park 1-3. As of June 30, 2024 and December 31, 2023, EastGroup continued to hold a controlling interest in these two joint venture arrangements.

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

(4)LEASE REVENUE
The Company’s primary source of revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Lease income — operating leases	$117,138	104,150	231,338	204,846
Variable lease income (1)	40,195	34,661	80,069	67,929
Income from real estate operations	$157,333	138,811	311,407	272,775

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

(5)REAL ESTATE PROPERTIES
EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the six month periods ended June 30, 2024 and 2023, the Company did not identify any impairment charges which should be recorded.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $37,646,000 and $74,851,000 for the three and six months ended June 30, 2024, respectively, and $34,690,000 and $68,536,000 for the same periods in 2023.

The Company’s Real estate properties and Development and value-add properties at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Real estate properties:
Land	$850,349	814,364
Buildings and building improvements	3,459,744	3,336,615
Tenant and other improvements	711,773	684,573
Right of use assets — Ground leases (operating) (1)	17,333	17,996
Development and value-add properties (2)	693,072	639,647
	5,732,271	5,493,195
Less accumulated depreciation	(1,336,535)	(1,273,723)
	$4,395,736	4,219,472

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

(6)DEVELOPMENT AND VALUE-ADD PROPERTIES
Development and value-add properties consists of properties in lease-up, under construction, and prospective development (primarily land). Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use. Acquired properties meeting either of the following two conditions are considered value-add properties: (1) Less than 75% leased as of the acquisition date (or will be less than 75% occupied within one year of the acquisition date based on near term lease roll), or (2) 20% or greater of the acquisition cost will be spent to redevelop the property.

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

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2023 and the first six months of 2024 are considered to be acquisitions of groups of similar identifiable assets;

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

Amortization of above and below market lease intangibles, which is included in Income from real estate operations, increased rental income by $546,000 and $1,153,000 for the three and six months ended June 30, 2024, respectively, and $696,000 and $1,295,000 for the same periods in 2023. Amortization expense for in-place lease intangibles, which is included in Depreciation and amortization, was $1,893,000 and $3,819,000 for the three and six months ended June 30, 2024, respectively, and $2,174,000 and $4,136,000 for the same periods in 2023.

During the six months ended June 30, 2024, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2024	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)(3)
Spanish Ridge Industrial Park	Las Vegas, NV	231,000	01/23/2024	$54,859
147 Exchange	Raleigh, NC	274,000	05/03/2024	52,945
Total operating property acquisitions		505,000		$107,804
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

There were no value-add acquisitions during the six months ended June 30, 2024.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the six months ended June 30, 2024.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2024	Cost
(In thousands)
Land	$28,251
Buildings and building improvements	69,476
Tenant and other improvements	4,267
Total real estate properties acquired	101,994
In-place lease intangibles (1)	6,269
Above market lease intangibles (1)	121
Below market lease intangibles (2)	(580)
Total assets acquired, net of liabilities assumed	$107,804
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

The leases in the properties acquired during the six months ended June 30, 2024 had a weighted average remaining lease term at acquisition of approximately 5.9 years.

Also during the six months ended June 30, 2024, EastGroup purchased 34.3 acres of development land in Atlanta for $3,302,000.

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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three and six month periods ended June 30, 2024 and 2023.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of June 30, 2024 and December 31, 2023.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of Gain on sales of real estate investments for the six months ended June 30, 2024 and the year ended December 31, 2023 follows:

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

The table above includes sales of operating properties. During the six months ended June 30, 2024, the Company also sold 3.9 acres of land in San Francisco for $4,000,000 and recognized a gain on the sale of $222,000. During the year ended December 31, 2023, the Company sold 11.9 acres of land in Houston and Fort Worth for $4,750,000 and recognized gains on the sales of $446,000. The gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

The Company did not consider its sales in 2024 or 2023 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Leasing costs (principally commissions)	$166,841	158,741
Accumulated amortization of leasing costs	(60,505)	(57,646)
Leasing costs (principally commissions), net of accumulated amortization	106,336	101,095

Acquired in-place lease intangibles	41,691	39,600
Accumulated amortization of acquired in-place lease intangibles	(19,037)	(19,395)
Acquired in-place lease intangibles, net of accumulated amortization	22,654	20,205

Acquired above market lease intangibles	594	482
Accumulated amortization of acquired above market lease intangibles	(359)	(318)
Acquired above market lease intangibles, net of accumulated amortization	235	164

Straight-line rents receivable	77,658	72,360
Accounts receivable	5,140	9,984
Interest rate swap assets	29,687	27,366
Right of use assets — Office leases (operating)	2,523	2,828
Goodwill	990	990
Escrow deposits and prepaid costs for pending transactions	1,933	745
Prepaid insurance	13,850	7,208
Receivable for insurance proceeds	4,051	1,425
Prepaid expenses and other assets	7,107	7,569
Total Other assets	$272,164	251,939

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(10) DEBT

The Company’s debt is detailed below:

	June 30, 2024	December 31, 2023
	(In thousands)
Unsecured bank credit facilities — variable rate, carrying amount	$—	—
Unamortized debt issuance costs	(4,100)	(1,520)
Unsecured bank credit facilities, net of debt issuance costs	(4,100)	(1,520)

Unsecured debt — fixed rate, carrying amount (1)	1,680,000	1,680,000
Unamortized debt issuance costs	(3,201)	(3,653)
Unsecured debt, net of debt issuance costs	1,676,799	1,676,347

Total unsecured debt, net of debt issuance costs	$1,672,699	1,674,827

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

On June 13, 2024, EastGroup entered into amended and restated credit agreements related to its $625,000,000 and $50,000,000 unsecured bank credit facilities, to extend the maturity dates from July 30, 2025 to July 31, 2028. There were no other material changes to the credit facilities, which are outlined below.

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of June 30, 2024, was Secured Overnight Financing Rate (“SOFR”) plus 76.5 basis points with an annual facility fee of 15 basis points. As of June 30, 2024, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 6.202%. The Company has two standby letters of credit totaling $2,655,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2024, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of June 30, 2024, the interest rate was 6.205% with no outstanding balance.

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

The $625,000,000 facility is also subject to a sustainability-linked pricing component, pursuant to which the applicable interest margin is adjusted if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the years ended December 31, 2023 and 2022, which allowed for the interest rate reduction in each of the years subsequent to achieving the metric. The margin was effectively reduced on this unsecured bank credit facility by one basis point, from 77.5 to 76.5 basis points.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of June 30, 2024, are as follows:

Years Ending December 31,	(In thousands)
2024 — Remainder of year	$170,000
2025	145,000
2026	140,000
2027	175,000
2028	160,000
2029 and beyond	890,000
Total	$1,680,000

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Property taxes payable	$48,883	9,508
Development costs payable	21,575	29,487
Retainage payable	13,699	14,992
Real estate improvements and capitalized leasing costs payable	7,247	5,275
Interest payable	8,459	8,493
Dividends payable	63,070	62,393
Other payables and accrued expenses	25,904	16,189
Total Accounts payable and accrued expenses	$188,837	146,337

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Security deposits	$39,995	37,102
Prepaid rent and other deferred income	18,400	20,070
Operating lease liabilities — Ground leases	18,198	18,758
Operating lease liabilities — Office leases	2,572	2,882

Acquired below market lease intangibles	11,063	11,451
Accumulated amortization of below market lease intangibles	(5,241)	(5,006)
Acquired below market lease intangibles, net of accumulated amortization	5,822	6,445

Interest rate swap liabilities	—	2,478
Other liabilities	1,223	1,680
Total Other liabilities	$86,210	89,415

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$30,782	26,109	24,888	36,371
Other comprehensive income (loss) — interest rate swaps	(1,095)	10,202	4,799	(60)
Balance at end of period	$29,687	36,311	29,687	36,311

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

As of June 30, 2024, the Company had seven interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $14,911,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2024 and December 31, 2023, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

Notional Value of Interest Rate Derivatives	June 30, 2024	December 31, 2023
	(In thousands)
Interest Rate Swap	$100,000	100,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	50,000	50,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	75,000	75,000
Interest Rate Swap	50,000	50,000
Interest Rate Swap	100,000	100,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. See Note 18 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of June 30, 2024		Derivatives As of December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as cash flow hedges:
Interest rate swap assets	Other assets	$29,687	Other assets	$27,366
Interest rate swap liabilities	Other liabilities	—	Other liabilities	2,478

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest Rate Swaps:
Amount of income recognized in Other comprehensive income (loss) on derivatives	$3,634	14,452	14,274	8,255
Amount of (income) reclassified from Accumulated other comprehensive income into Interest expense	(4,729)	(4,250)	(9,475)	(8,315)

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of June 30, 2024, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

(15) EARNINGS PER SHARE
The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted earnings per share (“EPS”).  Basic EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period.  The Company’s basic EPS is calculated by dividing Net Income Attributable to EastGroup

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — net income attributable to common stockholders	$55,287	43,450	113,931	88,140
Denominator — weighted average shares outstanding — Basic	48,248	44,656	48,054	44,204
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — net income attributable to common stockholders	$55,287	43,450	113,931	88,140
Denominator:
Weighted average shares outstanding — Basic	48,248	44,656	48,054	44,204
Effect of dilutive securities	97	78	99	75
Weighted average shares outstanding — Diluted	48,345	44,734	48,153	44,279

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

In connection with the Current 2023 ATM Program, we may sell shares of our common stock directly through sales agents or through certain financial institutions acting as forward counterparties whereby, at our discretion, the forward counterparties, or their agents or affiliates, may borrow from third parties and subsequently sell shares of our common stock. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock but defer settling and receiving the proceeds from the sale of shares until a later date. Additionally, the forward price that we expect to receive upon settlement of an agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the agreement.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Direct Common Stock Issuance Activity
The following table presents the Company’s common stock issuance activity sold directly through sales agents pursuant to the Company's ATM programs during the six months ended June 30, 2024 and the year ended December 31, 2023:

	Common Stock (1)	Weighted Average Price	Gross Proceeds	Net Proceeds
	(In shares)	(Per share)	(In thousands)	(In thousands)
Three months ended March 31, 2024	—	$—	$—	$—
Three months ended June 30, 2024 (2)	218,929	168.62	36,916	36,547
Six months ended June 30, 2024 (2)	218,929	$168.62	$36,916	$36,547

Twelve months ended December 31, 2023	4,094,896	$170.77	$699,304	$692,312
(1) Excludes shares of common stock sold on a forward basis as described below.
(2) Excludes 77,650 shares sold on June 28, 2024, at a weighted average price of $168.63, providing net proceeds to the Company of $12,963,000. These shares were not deemed to be issued and outstanding until settlement, subsequent to June 30, 2024, as disclosed in Note 22.

Forward Equity Offering Activity
The following table presents the Company’s forward equity offering activity during the three and six months ended June 30, 2024:

	Common Stock	Weighted Average Price	Gross Proceeds
	(In shares)	(Per share)	(In thousands)
Forward Sale Agreements Outstanding at December 31, 2023	406,041	$183.92	$74,679

Forward sale agreements settled — shares issued and proceeds received (1)	(272,342)	183.59	(50,000)
New forward sale agreements (2)	286,671	181.95	52,160
Forward Sale Agreements Outstanding at March 31, 2024	420,370	$182.79	$76,839

Forward sale agreements settled — shares issued and proceeds received (3)	(420,370)	182.79	(76,839)
New forward sale agreements (2)	600,053	166.65	100,000
Forward Sale Agreements Outstanding at June 30, 2024	600,053	$166.65	$100,000
(1) EastGroup settled outstanding forward equity sale agreements by issuing 272,342 shares of common stock in exchange for net proceeds of approximately $49,364,000.
(2) The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward sale agreements.
(3) EastGroup settled outstanding forward equity sale agreements by issuing 420,370 shares of common stock in exchange for net proceeds of approximately $76,200,000.

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

Stock-based compensation cost for employees was $2,472,000 and $6,448,000 for the three and six months ended June 30, 2024, respectively, of which $400,000 and $1,040,000 was capitalized as part of the Company’s development costs. For the three and six months ended June 30, 2023, stock-based compensation cost for employees was $2,579,000 and $5,831,000, respectively, of which $601,000 and $1,294,000 was capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $172,000 and $343,000 for the three and six months ended June 30, 2024, respectively, and $192,000 and $417,000 for the same periods in 2023.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the six months ended June 30, 2024, the Company withheld 33,381 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the six months ended June 30, 2024 was $9,702,000. As of the vesting dates, the aggregate fair value of shares that vested during the six months ended June 30, 2024 was $14,995,000.

Award Activity:	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	77,644	$157.27	84,564	$153.78
Granted (1) (2)	5,040	160.87	76,128	127.44
Forfeited	(2,545)	156.45	(2,545)	156.45
Vested	(4,134)	159.79	(82,142)	125.94
Unvested at end of period	76,005	$157.40	76,005	$157.40

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$39,400	39,400	40,263	40,263
Interest rate swap assets	29,687	29,687	27,366	27,366
Financial Liabilities:
Unsecured debt (2)	1,680,000	1,557,443	1,680,000	1,548,655
Interest rate swap liabilities	—	—	2,478	2,478
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

(22) SUBSEQUENT EVENTS
On June 28, 2024, the Company sold 77,650 shares of common stock under the Current 2023 ATM Program at a weighted average price of $168.63 providing net proceeds to the Company of $12,963,000. These shares were not deemed to be issued and outstanding until settlement in July 2024.

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
•acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with projections or to materialize at all;
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
•risks related to the failure, inadequacy or interruption of our data security systems and processes, including security breaches through cyber attacks;
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

During the six months ended June 30, 2024, economic uncertainty and stock market volatility have continued due to a number of factors, including sustained inflation, interest rate uncertainty and geopolitical conflict. While these factors have not had a significant adverse impact on EastGroup to date, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company's leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor inflation and interest rates, as well as the uncertainty resulting from the overall economic environment.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms.
Direct Common Stock Issuance Activity
During the six months ended June 30, 2024, EastGroup sold, and subsequently settled the issuance of, 218,929 shares of common stock directly through sales agents under its current at-the-market common stock offering program (“Current 2023 ATM Program”) at a weighted average price of $168.62 per share, providing aggregate net proceeds to the Company of $36,547,000. Excluded from this activity are 77,650 shares sold on June 28, 2024, at a weighted average price of $168.63 per share, providing aggregate net proceeds to the Company of $12,963,000, which were not deemed to be issued and outstanding until settlement in July 2024.

Forward Equity Offering Activity
During the six months ended June 30, 2024, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under the Current 2023 ATM Program with respect to 886,724 shares of common stock with an initial weighted average forward price of $171.60 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time we entered into forward equity sale agreements. Also during the six months ended June 30, 2024, the Company settled outstanding forward equity sale agreements that were previously entered into under the Current 2023 ATM Program by issuing 692,712 shares of common stock in exchange for net proceeds of approximately $125,564,000.

Additionally, on June 13, 2024, the Company amended its unsecured bank credit facilities to extend the maturity date by three years to July 31, 2028. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary source of revenue is rental income.  During the six months ended June 30, 2024, EastGroup executed new and renewal leases on 4,312,000 square feet (representing 7.7% of the operating portfolio’s total square footage of

55,926,000). For new and renewal leases signed during the first six months of 2024, average rental rates increased by 58.8% as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $2.37 for the six months ended June 30, 2024, compared to $1.99 for the same period of 2023, a 19.1% increase. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire period from January 1, 2023 through June 30, 2024), increased 5.1% for the six months ended June 30, 2024, as compared to the same period in 2023.

EastGroup’s operating portfolio was 97.4% leased and 97.1% occupied as of June 30, 2024, compared to 98.5% and 98.2%, respectively, at June 30, 2023.  As of July 23, 2024, the operating portfolio was 97.2% leased and 96.9% occupied. As of June 30, 2024, leases approximating 3.8% of the operating portfolio, based on a percentage of annualized based rent, were scheduled to expire during the remainder of 2024. This percentage was reduced to 3.1% as of July 23, 2024.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the six months ended June 30, 2024, EastGroup acquired 34.3 acres of development land in Atlanta for $3,302,000. The Company also began construction of three development projects containing a total of 473,000 square feet in Orlando, Tampa and San Antonio.  EastGroup also transferred three development projects (427,000 square feet) in Miami, Dallas and Greenville from Development and value-add properties to Real estate properties, with costs of $62,286,000 at the date of transfer. As of June 30, 2024, EastGroup’s development and value-add program consisted of 18 projects (4,123,000 square feet) located in 12 markets. The projected total investment for the development projects, which were collectively 37.1% leased as of July 23, 2024, is $584,400,000, of which $156,179,000 remained to be invested as of June 30, 2024.

During the six months ended June 30, 2024, EastGroup acquired two operating properties in Las Vegas and Raleigh containing 505,000 square feet for $107,804,000. There were no value-add property acquisitions during the period.

During the six months ended June 30, 2024, EastGroup sold a group of operating properties in the Jackson, Mississippi market containing 159,000 square feet and 3.9 acres of land in San Francisco, generating gross sales proceeds of $18,050,000. The Company recognized $8,751,000 in Gain on sales of real estate investments and $222,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the six months ended June 30, 2024.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current and prior year reporting periods. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and six months ended June 30, 2024, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2023 through June 30, 2024. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
NET INCOME	$55,301	43,465	113,959	88,169
Gain on sales of real estate investments	—	—	(8,751)	(4,809)
Gain on sales of non-operating real estate	—	(365)	(222)	(446)
Interest income	(241)	(105)	(516)	(186)
Other revenue	(1,757)	(1,076)	(1,907)	(2,137)
Indirect leasing costs	220	149	397	289
Depreciation and amortization	45,663	42,295	90,832	83,309
Company’s share of depreciation from unconsolidated investment	31	31	62	62
Interest expense	9,832	12,575	19,893	25,600
General and administrative expense	4,741	4,384	11,422	9,588
Noncontrolling interest in PNOI of consolidated joint ventures	(15)	(15)	(31)	(31)
PROPERTY NET OPERATING INCOME (“PNOI”)	113,775	101,338	225,138	199,408
PNOI from 2023 and 2024 acquisitions	(4,177)	(453)	(7,574)	(453)
PNOI from 2023 and 2024 development and value-add properties	(6,984)	(2,598)	(13,539)	(3,637)
PNOI from 2023 and 2024 operating property dispositions	—	(671)	(177)	(1,341)
Other PNOI	21	87	102	198
SAME PNOI	102,635	97,703	203,950	194,175
Lease termination fee income from same properties	(65)	(256)	(212)	(311)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$102,570	97,447	203,738	193,864

PNOI was calculated as follows for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Income from real estate operations	$157,333	138,811	311,407	272,775
Expenses from real estate operations	(43,851)	(37,767)	(86,854)	(73,953)
Noncontrolling interest in PNOI of consolidated joint ventures	(15)	(15)	(31)	(31)
PNOI from 50% owned unconsolidated investment	308	309	616	617
PROPERTY NET OPERATING INCOME (“PNOI”)	$113,775	101,338	225,138	199,408

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$55,287	43,450	113,931	88,140
Depreciation and amortization	45,663	42,295	90,832	83,309
Company’s share of depreciation from unconsolidated investment	31	31	62	62
Depreciation and amortization from noncontrolling interest	(1)	(1)	(2)	(2)
Gain on sales of real estate investments	—	—	(8,751)	(4,809)
Gain on sales of non-operating real estate	—	(365)	(222)	(446)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS	100,980	85,410	195,850	166,254
Gain on involuntary conversion and business interruption claims	(1,708)	(1,042)	(1,708)	(2,069)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS — EXCLUDING GAIN ON INVOLUNTARY CONVERSION AND BUSINESS INTERRUPTION CLAIMS	$99,272	84,368	194,142	164,185
Net income attributable to common stockholders per diluted share	$1.14	0.97	2.37	1.99
FFO attributable to common stockholders per diluted share	$2.09	1.91	4.07	3.75
FFO attributable to common stockholders per diluted share — excluding gain on involuntary conversion and business interruption claims	$2.05	1.89	4.03	3.71
Diluted shares for earnings per share and funds from operations per share	48,345	44,734	48,153	44,279

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2024 was $55,287,000 ($1.15 per basic and $1.14 per diluted share) and $113,931,000 ($2.37 per basic and diluted share), respectively, compared to $43,450,000 ($0.97 per basic and diluted share) and $88,140,000 ($1.99 per basic and diluted share) for the same periods in 2023. See Results of Operations for further analysis.

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year. For the three months ended June 30, 2024, FFO was $2.09 per share compared with $1.91 per share for the same period of 2023, an increase of 9.4%. For the six months ended June 30, 2024, FFO was $4.07 per share compared with $3.75 per share for the same period of 2023, an increase of 8.5%. FFO increased during the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to the increase in PNOI and the decrease in interest expense.

•For the three months ended June 30, 2024, PNOI increased by $12,437,000, or 12.3%, as compared to the same period in 2023. PNOI increased $4,932,000 from same property operations, $4,386,000 from newly developed and value-add properties and $3,724,000 from 2023 and 2024 acquisitions; PNOI decreased $671,000 from operating properties sold in 2023 and 2024.

For the six months ended June 30, 2024, PNOI increased by $25,730,000, or 12.9%, as compared to the same period in 2023. PNOI increased $9,902,000 from newly developed and value-add properties, $9,775,000 from same property operations, and $7,121,000 from 2023 and 2024 acquisitions; PNOI decreased $1,164,000 from operating properties sold in 2023 and 2024.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire period from January 1, 2023 through June 30, 2024. Same PNOI, excluding income from lease terminations, increased 5.3% and 5.1% for the three and six months ended June 30, 2024, as compared to the same periods in 2023.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2023 through June 30, 2024). Same property average occupancy was 96.9% for the three months ended June 30, 2024, compared to 98.1% for the same period of 2023. Same property average occupancy was 97.2% for the six months ended June 30, 2024, compared to 98.3% for the same period of 2023.

•The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2023 through June 30, 2024). The same property average rental rate was $8.18 and $8.12 per square foot for the three and six months ended June 30, 2024, respectively, compared to $7.70 and $7.65 per square foot for the same periods of 2023.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2024 was 97.1%.  Quarter-end occupancy ranged from 97.7% to 98.2% over the previous four quarters ended June 30, 2023 to March 31, 2024.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.1% of the operating portfolio’s total square footage) averaged 59.7% for the three months ended June 30, 2024. For the six months ended June 30, 2024, rental rate increases on new and renewal leases (7.7% of the operating portfolio’s total square footage) averaged 58.8%.

•Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and six months ended June 30, 2024 was $65,000 and $212,000, respectively, compared to $256,000 and $311,000 for the same periods of 2023.

•The Company records reserves for uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net reserves for uncollectible rent of $646,000 and $1,421,000 for the three and six months ended June 30, 2024, compared to $386,000 and $755,000 for the same periods of 2023. We evaluate the collectability of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent, we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves for uncollectible rent during the three and six months ended June 30, 2024.

FINANCIAL CONDITION
EastGroup’s Total Assets were $4,714,693,000 at June 30, 2024, an increase of $195,480,000 from December 31, 2023.  Total Liabilities increased $37,167,000 to $1,947,746,000, and Total Equity increased $158,313,000 to $2,766,947,000 during the same period.  The following paragraphs explain these changes in additional detail.

Assets

Real Estate Properties
Real estate properties increased $185,651,000 during the six months ended June 30, 2024, primarily due to: (i) the acquisitions of two operating properties; (ii) the transfer of three projects from Development and value-add properties to Real estate properties; (iii) capital improvements at the Company’s properties; and (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. The increases were partially offset by the sale of a group of operating properties.

During the six months ended June 30, 2024, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2024	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)(3)
Spanish Ridge Industrial Park	Las Vegas, NV	231,000	01/23/2024	$54,859
147 Exchange	Raleigh, NC	274,000	05/03/2024	52,945
Total operating property acquisitions		505,000		$107,804
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

During the six months ended June 30, 2024, the Company made capital improvements of $29,634,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $1,680,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During the six months ended June 30, 2024, EastGroup sold a group of operating properties in the Jackson, Mississippi market containing 159,000 square feet, generating gross sales proceeds of $14,050,000. The Company recognized $8,751,000 in Gain on sales of real estate investments during the six months ended June 30, 2024.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at June 30, 2024 consisted of projects in lease-up and under construction of $428,221,000 and prospective development (primarily land) of $264,851,000.  The Company’s total investment in Development and value-add properties at June 30, 2024 was $693,072,000 compared to $639,647,000 at December 31, 2023.  Total capital invested for development during the first six months of 2024 was $122,898,000, which consisted of improvement costs of $117,916,000 on development and value-add properties, $3,302,000 for new land investments, and costs of $1,680,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $2,032,000 and $4,255,000 for the three and six months ended June 30, 2024, respectively, compared to $2,357,000 and $4,812,000 for the same periods of 2023.

There were no value-add acquisitions during the six months ended June 30, 2024.

During the six months ended June 30, 2024, the Company acquired 34.3 acres of development land in Atlanta for $3,302,000. Costs associated with this acquisition are included in the Development and Value-Add Properties table. These increases were offset by the transfer of three development and value-add projects to Real estate properties during the six months ended June 30, 2024 with a total investment of $62,286,000 as of the date of transfer.

During the six months ended June 30, 2024, EastGroup sold 3.9 acres of land in San Francisco, generating gross sales proceeds of $4,000,000. The Company recognized $222,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the six months ended June 30, 2024.

A summary of the Company's Development and Value-Add Properties for the six months ended June 30, 2024 follows:

	Actual or Estimated Building Size	Cumulative Costs Incurred as of 6/30/2024	Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	1,864,000	$232,795	$250,600
Under construction	2,259,000	195,426	333,800
Total lease-up and under construction	4,123,000	428,221	$584,400
Prospective development (primarily land)	10,553,000	264,851
Total Development and value-add properties as of June 30, 2024	14,676,000	$693,072

Total Development and value-add properties transferred to Real estate properties during the six months ended June 30, 2024	427,000	$62,286	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $62,812,000 during the six months ended June 30, 2024, primarily due to depreciation expense, partially offset by the sale of operating properties.

Other Assets
Other assets increased $20,225,000 during the six months ended June 30, 2024.  See Note 9 in the Notes to Consolidated Financial Statements for further details.

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $2,580,000 during the six months ended June 30, 2024, mainly due to repayments of $31,863,000 and new debt issuance costs incurred during the period, offset by borrowings of $31,863,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs increased $452,000 during the six months ended June 30, 2024, primarily due to the amortization of debt issuance costs during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $42,500,000 during the six months ended June 30, 2024.  Refer to Note 11 in the Notes to Consolidated Financial Statements for further details.

Other liabilities decreased $3,205,000 during the six months ended June 30, 2024.  Refer to Note 12 in the Notes to Consolidated Financial Statements for further details.

Equity
Additional paid-in capital increased $162,647,000 during the six months ended June 30, 2024, primarily due to the issuance of common stock under the Company’s Current 2023 ATM Program (as discussed in Note 16 in the Notes to Consolidated Financial Statements) and activity related to stock-based compensation (as discussed in Note 17 in the Notes to Consolidated Financial Statements).

For the six months ended June 30, 2024, Distributions in excess of earnings increased $9,083,000 as a result of dividends on common stock of $123,014,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $113,931,000.

Accumulated other comprehensive income increased $4,799,000 during the six months ended June 30, 2024. The increase resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 13 and 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2024 was $55,287,000 ($1.15 per basic and $1.14 per diluted share) and $113,931,000 ($2.37 per basic and diluted share), respectively, compared to $43,450,000 ($0.97 per basic and diluted share) and $88,140,000 ($1.99 per basic and diluted share) for the same periods in 2023. The following paragraphs provide further details with respect to these changes:

•PNOI increased by $12,437,000 ($0.26 per diluted share), or 12.3%, for the three months ended June 30, 2024, as compared to the same period in 2023. PNOI increased $4,932,000 from same property operations, $4,386,000 from newly developed and value-add properties and $3,724,000 from 2023 and 2024 acquisitions; PNOI decreased $671,000 from operating properties sold in 2023 and 2024. Lease termination fee income was $65,000 and $256,000 for the three month periods ended June 30, 2024 and 2023, respectively. The Company recorded net reserves for uncollectible rent of $646,000 and $386,000 for the three months ended June 30, 2024 and 2023, respectively. Straight-lining of rent increased Income from real estate operations by $3,256,000 and $2,925,000 for the three months ended June 30, 2024 and 2023, respectively.

PNOI increased by $25,730,000 ($0.53 per diluted share), or 12.9%, for the six months ended June 30, 2024, as compared to the same period in 2023. PNOI increased $9,902,000 from newly developed and value-add properties, $9,775,000 from same property operations, and $7,121,000 from 2023 and 2024 acquisitions; PNOI decreased $1,164,000 from operating properties sold in 2023 and 2024. Lease termination fee income was $212,000 and $311,000 for the six month periods ended June 30, 2024 and 2023, respectively. The Company recorded net reserves for uncollectible rent of $1,421,000 and $755,000 for the six months ended June 30, 2024 and 2023, respectively. Straight-lining of rent increased Income from real estate operations by $5,739,000 and $6,367,000 for the six months ended June 30, 2024 and 2023, respectively.

•EastGroup had no operating property sales during the three months ended June 30, 2024 and 2023. The Company recognized Gains on sales of real estate investments of $8,751,000 ($0.18 per diluted share) and $4,809,000 ($0.11 per diluted share) during the six months ended June 30, 2024 and 2023, respectively. The Company’s 2023 and 2024 sales transactions are described in Note 8 of the Notes to Consolidated Financial Statements.

•Depreciation and amortization expense increased by $3,368,000 ($0.07 per diluted share) and $7,523,000 ($0.16 per diluted share) during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increase is primarily due to the operating properties acquired by the Company in 2023 and 2024 and the properties transferred from Development and value-add properties in 2023 and 2024, partially offset by operating properties sold in 2023 and 2024.

•Interest expense decreased by $2,743,000 ($0.06 per diluted share) and $5,707,000 ($0.12 per diluted share) during the three and six months ended June 30, 2024, as compared to the same periods of 2023. Refer to the table below for additional details.

•EastGroup recognized gains on involuntary conversion and business interruption claims of $1,708,000 ($0.04 per diluted share) and $1,042,000 ($0.02 per diluted share) during the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized gains on involuntary conversion and business interruption claims of $1,708,000 ($0.04 per diluted share) and $2,069,000 ($0.05 per diluted share), respectively. Gains on involuntary conversion and business interruption claims are included in Other revenue on the Consolidated Statements of Income and Comprehensive Income.

EastGroup entered into 33 leases with certain rent concessions on 1,293,000 square feet during the three months ended June 30, 2024, with total rent concessions of $3,549,000 over the terms of the leases. During the same period of 2023, the Company entered into 22 leases with certain rent concessions on 626,000 square feet with total rent concessions of $1,099,000 over the terms of the leases.

EastGroup entered into 66 leases with certain rent concessions on 2,835,000 square feet during the six months ended June 30, 2024, with total rent concessions of $6,118,000 over the terms of the leases. During the same period of 2023, the Company entered into 40 leases with certain rent concessions on 1,822,000 square feet with total rent concessions of $4,267,000 over the terms of the leases.

The Company’s percentage of leased square footage for the operating portfolio was 97.4% at June 30, 2024, compared to 98.5% at June 30, 2023.  Occupancy for the Company’s operating portfolio at June 30, 2024 was 97.1% compared to 98.2% at June 30, 2023.

The following table presents the components of Interest expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest — variable rate (excluding amortization of facility fees and debt issuance costs)	$24	966	(942)	66	2,105	(2,039)
Amortization of facility fees — unsecured bank credit facilities	252	253	(1)	504	495	9
Amortization of debt issuance costs — unsecured bank credit facilities	253	253	—	506	497	9
Total variable rate interest expense	529	1,472	(943)	1,076	3,097	(2,021)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (excluding amortization of debt issuance costs) (1)	14,114	14,738	(624)	28,255	29,614	(1,359)
Secured debt interest (excluding amortization of debt issuance costs)	—	20	(20)	—	39	(39)
Amortization of debt issuance costs — unsecured debt	226	222	4	452	461	(9)
Amortization of debt issuance costs — secured debt	—	1	(1)	—	2	(2)
Total fixed rate interest expense	14,340	14,981	(641)	28,707	30,116	(1,409)
Total interest	14,869	16,453	(1,584)	29,783	33,213	(3,430)
Less capitalized interest	(5,037)	(3,878)	(1,159)	(9,890)	(7,613)	(2,277)
TOTAL INTEREST EXPENSE	$9,832	12,575	(2,743)	19,893	25,600	(5,707)
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.

The Company’s variable rate interest expense decreased by $943,000 and $2,021,000 for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, primarily due to a decrease in average borrowings, partially offset by an increase in the Company’s weighted average variable interest rates on its unsecured bank credit facilities, as shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$1,518	66,900	(65,382)	2,111	76,793	(74,682)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	6.29%	5.79%		6.29%	5.53%

The Company’s fixed rate interest expense decreased by $641,000 and $1,409,000 for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, primarily as a result of the unsecured debt activity described below. During the three and six months ended June 30, 2024, EastGroup did not obtain, repay, or refinance any unsecured debt.

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

(1) The interest rate on this unsecured term loan is comprised of Term Secured Overnight Financing Rate (“SOFR”) plus a margin, which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap agreement (further described in Note 14 in the Notes to Consolidated Financial Statements) to convert the loan’s Term SOFR rate to an effectively fixed interest rate. The interest rate in the table above is the effectively fixed interest rate for the loan, including the effect of the interest rate swap, as of June 30, 2024.

EastGroup’s financing and debt maturities are further described in Liquidity and Capital Resources.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $1,159,000 and $2,277,000 during the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023, due to changes in development activity and spending.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and six months ended June 30, 2024 and 2023 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2024	2023	2024	2023
		(In thousands)
Upgrade on acquisitions	40 yrs	$245	224	282	494
Tenant improvements:
New tenants	Lease term	5,863	3,860	8,200	9,301
Renewal tenants	Lease term	395	653	1,230	1,564
Other:
Building improvements	5-40 yrs	4,943	2,234	8,018	4,437
Roofs	5-15 yrs	3,659	3,805	7,469	10,875
Parking lots	3-5 yrs	1,489	952	2,248	1,794
Other	5 yrs	1,349	309	2,187	459
Total real estate improvements (1)		$17,943	12,037	29,634	28,924

(1)Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Total real estate improvements	$29,634	28,924
Change in real estate property payables	(998)	(870)
Change in construction in progress	6,235	679
Real estate improvements on the Consolidated Statements of Cash Flows	$34,871	28,733

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2024 and 2023 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2024	2023	2024	2023
		(In thousands)
Development and value-add	Lease term	$2,430	1,467	4,421	6,017
New tenants	Lease term	3,752	2,958	7,803	5,095
Renewal tenants	Lease term	2,743	2,928	5,266	5,291
Total capitalized leasing costs (1)		$8,925	7,353	17,490	16,403
Amortization of leasing costs		$6,124	5,431	12,162	10,637
(1)Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Total capitalized leasing costs	$17,490	16,403
Change in leasing commissions payables	(973)	145
Leasing commissions on the Consolidated Statements of Cash Flows	$16,517	16,548

LIQUIDITY AND CAPITAL RESOURCES
We closely monitor our liquidity and capital resources. The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in the coming year to be consistent in nature with those for the six months ended June 30, 2024.

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

As of June 30, 2024, EastGroup had total immediate liquidity of approximately $811,745,000, comprised of $39,400,000 of cash and cash equivalents, $672,345,000 of availability on our unsecured credit facilities, and approximately $100,000,000 of gross proceeds available on our outstanding forward equity sale agreements.

Net cash provided by operating activities was $239,761,000 for the six months ended June 30, 2024.  The primary other sources of cash were proceeds from common stock offerings; borrowings on unsecured bank credit facilities; and net proceeds from sales of real estate investments and non-operating real estate.  The Company distributed $122,337,000 in common stock dividends during the six months ended June 30, 2024.  Other primary uses of cash were for the construction and development of properties; purchases of real estate; capital improvements at various properties; and repayments on unsecured bank credit facilities.

As of June 30, 2024, the Company was contractually obligated to pay the dividend declared in May 2024, which was paid in July 2024. An amount for dividends payable of $63,070,000 was included in Accounts payable and accrued expenses at June 30, 2024, which includes dividends payable on unvested restricted stock of $1,378,000, which are subject to continued service and will be paid upon vesting in future periods.

The following table summarizes certain information with respect to our indebtedness outstanding as of June 30, 2024:

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

On June 13, 2024, EastGroup entered into amended and restated credit agreements related to its $625,000,000 and $50,000,000 unsecured bank credit facilities, to extend the maturity dates from July 30, 2025 to July 31, 2028. There were no other material changes to the credit facilities, which are outlined below.

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of June 30, 2024, was SOFR plus 76.5 basis points with an annual facility fee of 15 basis points. As of June 30, 2024, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 6.202%. The Company has two standby letters of credit totaling $2,655,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2024, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of June 30, 2024, the interest rate was 6.205% with no outstanding balance.

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

The $625,000,000 facility is also subject to a sustainability-linked pricing component, pursuant to which the applicable interest margin is adjusted if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the years ended December 31, 2023 and 2022, which allowed for the interest rate reduction in each of the years subsequent to achieving the metric. The margin was effectively reduced on this unsecured bank credit facility by one basis point, from 77.5 to 76.5 basis points.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining minimum debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at June 30, 2024.

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

In connection with the Current 2023 ATM Program, we may sell shares of our common stock through sales agents or through certain financial institutions acting as forward counterparties whereby, at our discretion, the forward counterparties, or their agents or affiliates, may borrow from third parties and subsequently sell shares of our common stock. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock but defer settling and receiving the proceeds from the sale of shares until a later date. Additionally, the forward price that we expect to receive upon settlement of an agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the agreement.

Direct Common Stock Issuance Activity
During the six months ended June 30, 2024, EastGroup sold, and subsequently settled the issuance of, 218,929 shares of common stock directly through sales agents under its Current 2023 ATM Program at a weighted average price of $168.62 per share, providing aggregate net proceeds to the Company of $36,547,000. Excluded from this activity are 77,650 shares sold on June 28, 2024, at a weighted average price of $168.63 per share, providing aggregate net proceeds of $12,963,000, which were not deemed to be issued and outstanding until settlement in July 2024.

Forward Equity Offering Activity
During the six months ended June 30, 2024, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under the Current 2023 ATM Program with respect to 886,724 shares of common stock with an initial weighted average forward price of $171.60 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward equity sale agreements. Also during the six months ended June 30, 2024, the Company settled outstanding forward equity sale agreements that were previously entered into under the Current 2023 ATM Program by issuing 692,712 shares of common stock in exchange for net proceeds of approximately $125,564,000. As of July 23, 2024, the Company had 600,053 shares of common stock, or approximately $100,000,000 of gross proceeds, available for settlement prior to the expiration of the applicable settlement period of June 2025.

Under the Current 2023 ATM Program, approximately $238,152,000 of common stock remains available to be sold. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2023, did not materially change during the six months ended June 30, 2024.

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

The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of June 30, 2024.

	July – December 2024	2025	2026	2027	2028		Thereafter	Total	Fair Value
Unsecured bank credit facilities — variable rate (in thousands)	$—	—	—	—	—	(1)	—	—	—	(2)
Weighted average interest rate	—	—	—	—	6.20%	(3)	—	6.20%
Unsecured debt — fixed rate (in thousands)	$170,000	145,000	140,000	175,000	160,000		890,000	1,680,000	1,557,443	(4)
Weighted average interest rate	3.65%	3.13%	2.56%	2.74%	3.10%		3.66%	3.37%

(1)The variable-rate unsecured bank credit facilities mature in July 2028 and, as of June 30, 2024, have zero drawn on both the $625,000,000 unsecured bank credit facility and the $50,000,000 unsecured bank credit facility. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of June 30, 2024.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of June 30, 2024, it does not consider those exposures or positions that could arise after that date.  Assuming there was a $100,000,000 balance on the unsecured bank credit facilities, and if interest rates change by 10% or approximately 62 basis points, interest expense and cash flows would increase or decrease by approximately $620,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s second fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024 (1)	—	$—	—	—
May 1, 2024 through May 31, 2024 (1)	14	159.47	—	—
June 1, 2024 through June 30, 2024 (1)	43	162.64	—	—
Total	57	$161.86	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024:

Exhibit Number	Description
10.1*
EastGroup Properties, Inc. Director Compensation Program Including the Independent Director Compensation Policy, as amended and restated as of May 23, 2024, pursuant to the EastGroup Properties, Inc. 2023 Equity Incentive Plan (filed herewith).

10.2
Sixth Amended and Restated Credit Agreement, dated June 13, 2024, among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Agent; Regions Bank, as Syndication Agent; Bank of America, N.A., U.S. Bank National Association, TD Bank, N.A., and JPMorgan Chase Bank, N.A., as Co-Documentation Agents; PNC Capital Markets LLC, as Sustainability Agent; PNC Capital Markets LLC, Regions Capital Markets, and BOFA Securities, Inc., as Joint Lead Arrangers; PNC Capital Markets LLC and Regions Capital Markets, as Joint Bookrunners; and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 13, 2024).

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

Date:  July 24, 2024

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer, Chief Administrative Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer