Form 10-Q
period 2024-09-30
EASTGROUP PROPERTIES INC
filed 2024-10-24
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
or

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of October 23, 2024 was 49,505,601.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
Real estate properties	$5,184,057	4,853,548
Development and value-add properties	654,092	639,647
	5,838,149	5,493,195
Less accumulated depreciation	(1,376,198)	(1,273,723)
	4,461,951	4,219,472
Unconsolidated investment	7,169	7,539
Cash and cash equivalents	16,957	40,263
Other assets	267,988	251,939
TOTAL ASSETS	$4,754,065	4,519,213

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$(3,848)	(1,520)
Unsecured debt, net of debt issuance costs	1,627,018	1,676,347
Accounts payable and accrued expenses	205,320	146,337
Other liabilities	92,884	89,415
Total Liabilities	1,921,374	1,910,579

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 49,206,050 shares issued and outstanding at September 30, 2024 and 47,700,432 at December 31, 2023	5	5
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	3,207,773	2,949,907
Distributions in excess of earnings	(389,274)	(366,473)
Accumulated other comprehensive income	13,940	24,888
Total Stockholders’ Equity	2,832,444	2,608,327
Noncontrolling interest in joint ventures	247	307
Total Equity	2,832,691	2,608,634
TOTAL LIABILITIES AND EQUITY	$4,754,065	4,519,213

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUES
Income from real estate operations	$162,861	144,378	474,268	417,153
Other revenue	15	2,152	1,922	4,289
	162,876	146,530	476,190	421,442
EXPENSES
Expenses from real estate operations	44,163	40,709	131,017	114,662
Depreciation and amortization	48,917	42,521	139,749	125,830
General and administrative	5,154	3,429	16,576	13,017
Indirect leasing costs	159	147	556	436
	98,393	86,806	287,898	253,945
OTHER INCOME (EXPENSE)
Interest expense	(9,871)	(11,288)	(29,764)	(36,888)
Gain on sales of real estate investments	—	—	8,751	4,809
Other	582	474	1,874	1,661
NET INCOME	55,194	48,910	169,153	137,079
Net income attributable to noncontrolling interest in joint ventures	(14)	(14)	(42)	(43)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	55,180	48,896	169,111	137,036
Other comprehensive income (loss) — interest rate swaps	(15,747)	5,777	(10,948)	5,717
TOTAL COMPREHENSIVE INCOME	$39,433	54,673	158,163	142,753
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.13	1.07	3.50	3.07
Weighted average shares outstanding — Basic	48,864	45,658	48,324	44,688
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.13	1.07	3.49	3.06
Weighted average shares outstanding — Diluted	48,999	45,788	48,435	44,782

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the nine months ended September 30, 2024:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2023	$5	2,949,907	(366,473)	24,888	307	2,608,634
Net income	—	—	58,644	—	14	58,658
Net unrealized change in fair value of interest rate swaps	—	—	—	5,894	—	5,894
Common dividends declared — $1.27 per share	—	—	(61,125)	—	—	(61,125)
Stock-based compensation, net of forfeitures	—	4,147	—	—	—	4,147
Issuance of 272,342 shares of common stock, common stock offering, net of expenses	—	49,294	—	—	—	49,294
Withheld 33,381 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(6,125)	—	—	—	(6,125)
Withheld 68 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(13)	—	—	—	(13)
Net distributions to noncontrolling interest	—	—	—	—	(67)	(67)
Contributions from noncontrolling interest	—	—	—	—	62	62
BALANCE, MARCH 31, 2024	5	2,997,210	(368,954)	30,782	316	2,659,359
Net income	—	—	55,287	—	14	55,301
Net unrealized change in fair value of interest rate swaps	—	—	—	(1,095)	—	(1,095)
Common dividends declared — $1.27 per share	—	—	(61,889)	—	—	(61,889)
Stock-based compensation, net of forfeitures	—	2,644	—	—	—	2,644
Issuance of 639,299 shares of common stock, common stock offering, net of expenses	—	112,710	—	—	—	112,710
Withheld 57 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(10)	—	—	—	(10)
Net distributions to noncontrolling interest	—	—	—	—	(73)	(73)
BALANCE, JUNE 30, 2024	5	3,112,554	(375,556)	29,687	257	2,766,947
Net income	—	—	55,180	—	14	55,194
Net unrealized change in fair value of interest rate swaps	—	—	—	(15,747)	—	(15,747)
Common dividends declared — $1.40 per share	—	—	(68,898)	—	—	(68,898)
Stock-based compensation, net of forfeitures	—	3,012	—	—	—	3,012
Issuance of 540,252 shares of common stock, common stock offering, net of expenses	—	92,210	—	—	—	92,210
Withheld 22 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(3)	—	—	—	(3)
Net distributions to noncontrolling interest	—	—	—	—	(24)	(24)
BALANCE, SEPTEMBER 30, 2024	$5	3,207,773	(389,274)	13,940	247	2,832,691
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
For the nine months ended September 30, 2023:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
BALANCE, DECEMBER 31, 2022	$4	2,251,521	(334,898)	36,371	441	1,953,439
Net income	—	—	44,690	—	14	44,704
Net unrealized change in fair value of interest rate swaps	—	—	—	(10,262)	—	(10,262)
Common dividends declared — $1.25 per share	—	—	(55,414)	—	—	(55,414)
Stock-based compensation, net of forfeitures	—	3,477	—	—	—	3,477
Issuance of 652,909 shares of common stock, common stock offering, net of expenses	—	105,321	—	—	—	105,321
Withheld 31,254 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,836)	—	—	—	(4,836)
Withheld 46 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(7)	—	—	—	(7)
Net distributions to noncontrolling interest	—	—	—	—	(40)	(40)
BALANCE, MARCH 31, 2023	4	2,355,476	(345,622)	26,109	415	2,036,382
Net income	—	—	43,450	—	15	43,465
Net unrealized change in fair value of interest rate swaps	—	—	—	10,202	—	10,202
Common dividends declared — $1.25 per share	—	—	(56,762)	—	—	(56,762)
Stock-based compensation, net of forfeitures	—	2,771	—	—	—	2,771
Issuance of 1,065,678 shares of common stock, common stock offering, net of expenses	—	177,749	—	—	—	177,749
Net distributions to noncontrolling interest	—	—	—	—	(86)	(86)
BALANCE, JUNE 30, 2023	4	2,535,996	(358,934)	36,311	344	2,213,721
Net income	—	—	48,896	—	14	48,910
Net unrealized change in fair value of interest rate swaps	—	—	—	5,777	—	5,777
Common dividends declared — $1.27 per share	—	—	(59,154)	—	—	(59,154)
Stock-based compensation, net of forfeitures	—	2,766	—	—	—	2,766
Issuance of 953,070 shares of common stock, common stock offering, net of expenses	—	167,315	—	—	—	167,315
Withheld 74 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(13)	—	—	—	(13)
Net distributions to noncontrolling interest	—	—	—	—	(57)	(57)
BALANCE, SEPTEMBER 30, 2023	$4	2,706,064	(369,192)	42,088	301	2,379,265
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$169,153	137,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,749	125,830
Stock-based compensation expense	8,277	6,835
Gain on sales of real estate investments	(8,751)	(4,809)
Gain on sales of non-operating real estate	(222)	(446)
Gain on involuntary conversion and business interruption claims	(1,708)	(4,187)
Changes in operating assets and liabilities:
Accrued income and other assets	(10,630)	(11,986)
Accounts payable, accrued expenses and prepaid rent	65,021	50,434
Other	1,804	1,349
NET CASH PROVIDED BY OPERATING ACTIVITIES	362,693	300,099
INVESTING ACTIVITIES
Development and value-add properties	(181,353)	(286,256)
Purchases of real estate	(143,585)	(87,338)
Real estate improvements	(49,287)	(42,097)
Net proceeds from sales of real estate investments and non-operating real estate	17,397	13,821
Leasing commissions	(24,748)	(22,712)
Proceeds from involuntary conversion on real estate assets	2,450	1,339
Changes in accrued development costs	(12,950)	26,724
Changes in other assets and other liabilities	(4,720)	7,060
NET CASH USED IN INVESTING ACTIVITIES	(396,796)	(389,459)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	55,262	334,230
Repayments on unsecured bank credit facilities	(55,262)	(504,230)
Proceeds from unsecured debt	—	100,000
Repayments on unsecured debt	(50,000)	(115,000)
Repayments on secured debt	—	(1,970)
Debt issuance costs	(3,099)	(1,796)
Distributions paid to stockholders (not including dividends accrued)	(184,030)	(166,960)
Proceeds from common stock offerings	254,356	450,869
Common stock offering related costs	(142)	(484)
Other	(6,288)	(4,981)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,797	89,678
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,306)	318
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,263	56
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,957	374
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $14,797 and $11,864 for 2024 and 2023, respectively	$22,631	30,888
Cash paid for operating lease liabilities	1,783	1,620

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

As of September 30, 2024 and December 31, 2023, EastGroup had a 95% controlling interest in a joint venture arrangement owning 6.5 acres of land in San Diego, known by the Company as Miramar Land. During the year ended December 31, 2023, a joint venture, in which EastGroup owns a 99.5% interest, acquired 29.3 acres of land in Denver, known by the Company as Arista 36 Business Park 1-3. As of September 30, 2024 and December 31, 2023, EastGroup continued to hold a controlling interest in these two joint venture arrangements.

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

(4)LEASE REVENUE
The Company’s primary source of revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Lease income — operating leases	$121,797	106,683	353,135	311,529
Variable lease income (1)	41,064	37,695	121,133	105,624
Income from real estate operations	$162,861	144,378	474,268	417,153

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

(5)REAL ESTATE PROPERTIES
EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the nine month periods ended September 30, 2024 and 2023, the Company did not identify any impairment charges which should be recorded.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $40,046,000 and $114,897,000 for the three and nine months ended September 30, 2024, respectively, and $35,031,000 and $103,567,000 for the same periods in 2023.

The Company’s Real estate properties and Development and value-add properties at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Real estate properties:
Land	$876,198	814,364
Buildings and building improvements	3,562,908	3,336,615
Tenant and other improvements	727,945	684,573
Right of use assets — Ground leases (operating) (1)	17,006	17,996
Development and value-add properties (2)	654,092	639,647
	5,838,149	5,493,195
Less accumulated depreciation	(1,376,198)	(1,273,723)
	$4,461,951	4,219,472

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

(6)DEVELOPMENT AND VALUE-ADD PROPERTIES
Development and value-add properties consists of properties in lease-up, under construction, and prospective development (primarily land). Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use. Properties meeting either of the following two conditions are considered value-add properties: (1) Less than 75% leased as of the acquisition date (or will be less than 75% occupied within one year of the acquisition date based on near term lease roll), or (2) 20% or greater of the gross carrying amount of the property will be spent to redevelop the property.

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

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2023 and the first nine months of 2024 are considered to be acquisitions of groups of similar identifiable assets;

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

Amortization of above and below market lease intangibles, which is included in Income from real estate operations, increased rental income by $612,000 and $1,765,000 for the three and nine months ended September 30, 2024, respectively, and $560,000 and $1,855,000 for the same periods in 2023. Amortization expense for in-place lease intangibles, which is included in Depreciation and amortization, was $2,009,000 and $5,828,000 for the three and nine months ended September 30, 2024, respectively, and $1,895,000 and $6,031,000 for the same periods in 2023.

During the nine months ended September 30, 2024, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2024	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)(3)
Spanish Ridge Industrial Park	Las Vegas, NV	231,000	01/23/2024	$54,859
147 Exchange	Raleigh, NC	274,000	05/03/2024	52,945
Hays Commerce Center 3 & 4	Austin, TX	179,000	08/19/2024	35,781
Total operating property acquisitions		684,000		$143,585
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

There were no value-add acquisitions during the nine months ended September 30, 2024.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the nine months ended September 30, 2024.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2024	Cost
(In thousands)
Land	$34,778
Buildings and building improvements	96,218
Tenant and other improvements	6,371
Total real estate properties acquired	137,367
In-place lease intangibles (1)	8,659
Above market lease intangibles (1)	121
Below market lease intangibles (2)	(2,562)
Total assets acquired, net of liabilities assumed	$143,585
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

The leases in the properties acquired during the nine months ended September 30, 2024 had a weighted average remaining lease term at acquisition of approximately 5.7 years.

Also during the nine months ended September 30, 2024, EastGroup purchased 34.3 acres of development land in Atlanta for $3,302,000.

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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three and nine month periods ended September 30, 2024 and 2023.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of September 30, 2024 and December 31, 2023.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of Gain on sales of real estate investments for the nine months ended September 30, 2024 and the year ended December 31, 2023 follows:

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

The table above includes sales of operating properties. During the nine months ended September 30, 2024, the Company also sold 3.9 acres of land in San Francisco for $4,000,000 and recognized a gain on the sale of $222,000. During the year ended December 31, 2023, the Company sold 11.9 acres of land in Houston and Fort Worth for $4,750,000 and recognized gains on the sales of $446,000. The gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

The Company did not consider its sales in 2024 or 2023 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Leasing costs (principally commissions)	$168,476	158,741
Accumulated amortization of leasing costs	(60,762)	(57,646)
Leasing costs (principally commissions), net of accumulated amortization	107,714	101,095

Acquired in-place lease intangibles	43,286	39,600
Accumulated amortization of acquired in-place lease intangibles	(20,251)	(19,395)
Acquired in-place lease intangibles, net of accumulated amortization	23,035	20,205

Acquired above market lease intangibles	582	482
Accumulated amortization of acquired above market lease intangibles	(370)	(318)
Acquired above market lease intangibles, net of accumulated amortization	212	164

Straight-line rents receivable	80,607	72,360
Accounts receivable	6,640	9,984
Interest rate swap assets	17,339	27,366
Right of use assets — Office leases (operating)	2,374	2,828
Goodwill	990	990
Escrow deposits and prepaid costs for pending transactions	7,886	745
Prepaid insurance	10,117	7,208
Receivable for insurance proceeds	3,334	1,425
Prepaid expenses and other assets	7,740	7,569
Total Other assets	$267,988	251,939

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(10) DEBT

The Company’s debt is detailed below:

	September 30, 2024	December 31, 2023
	(In thousands)
Unsecured bank credit facilities — variable rate, carrying amount	$—	—
Unamortized debt issuance costs	(3,848)	(1,520)
Unsecured bank credit facilities, net of debt issuance costs	(3,848)	(1,520)

Unsecured debt — fixed rate, carrying amount (1)	1,630,000	1,680,000
Unamortized debt issuance costs	(2,982)	(3,653)
Unsecured debt, net of debt issuance costs	1,627,018	1,676,347

Total unsecured debt, net of debt issuance costs	$1,623,170	1,674,827

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

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of September 30, 2024, was Secured Overnight Financing Rate (“SOFR”) plus 76.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2024, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 5.711%. The Company has two standby letters of credit totaling $2,655,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2024, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2024, the interest rate was 5.835% with no outstanding balance.

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

In August 2024, EastGroup repaid a $50,000,000 senior unsecured term loan at maturity with an effectively fixed interest rate of 4.08%.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of September 30, 2024, are as follows:

MATURITY DATES	Principal Payments Maturing
(In thousands)
2024 — Remainder of year	$120,000
2025	145,000
2026	140,000
2027	175,000
2028	160,000
2029 and beyond	890,000
Total	$1,630,000

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Property taxes payable	$71,656	9,508
Development costs payable	20,659	29,487
Retainage payable	10,870	14,992
Real estate improvements and capitalized leasing costs payable	5,596	5,275
Interest payable	14,185	8,493
Dividends payable	70,275	62,393
Other payables and accrued expenses	12,079	16,189
Total Accounts payable and accrued expenses	$205,320	146,337

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Security deposits	$40,765	37,102
Prepaid rent and other deferred income	19,748	20,070
Operating lease liabilities — Ground leases	17,917	18,758
Operating lease liabilities — Office leases	2,420	2,882

Acquired below market lease intangibles	12,953	11,451
Accumulated amortization of below market lease intangibles	(5,786)	(5,006)
Acquired below market lease intangibles, net of accumulated amortization	7,167	6,445

Interest rate swap liabilities	3,399	2,478
Other liabilities	1,468	1,680
Total Other liabilities	$92,884	89,415

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13) COMPREHENSIVE INCOME
Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income. The components of Accumulated other comprehensive income are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below. See Note 14 for information regarding the Company’s interest rate swaps.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$29,687	36,311	24,888	36,371
Other comprehensive income (loss) — interest rate swaps	(15,747)	5,777	(10,948)	5,717
Balance at end of period	$13,940	42,088	13,940	42,088

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

As of September 30, 2024, the Company had six interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $8,810,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2024 and December 31, 2023, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

NOTIONAL VALUE OF INTEREST RATE DERIVATIVES	September 30, 2024	December 31, 2023
	(In thousands)
Interest Rate Swap	$100,000	100,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	50,000	50,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	75,000	75,000
Interest Rate Swap	—	50,000
Interest Rate Swap	100,000	100,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. See Note 18 for additional information on the fair value of the Company’s interest rate swaps.

	Derivatives As of September 30, 2024		Derivatives As of December 31, 2023
DERIVATIVES DESIGNATED AS CASH FLOW HEDGES	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate swap assets	Other assets	$17,339	Other assets	$27,366
Interest rate swap liabilities	Other liabilities	3,399	Other liabilities	2,478

The table below presents the effect of the Company’s derivative financial instruments (interest rate swaps) on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	2024	2023	2024	2023
	(In thousands)
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$(11,094)	10,463	3,180	18,719
Amount of (income) reclassified from Accumulated other comprehensive income into Interest expense	(4,653)	(4,686)	(14,128)	(13,002)

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of September 30, 2024, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

(15) EARNINGS PER SHARE
The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted earnings per share (“EPS”).  Basic EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period.  The Company’s basic EPS is calculated by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. Outstanding forward equity sale agreements are potentially dilutive securities excluded from the basic EPS

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
calculation until the agreements are settled, shares issued and proceeds received. Although unvested restricted shares are classified as issued and outstanding, they are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — net income attributable to common stockholders	$55,180	48,896	169,111	137,036
Denominator — weighted average shares outstanding — Basic	48,864	45,658	48,324	44,688
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — net income attributable to common stockholders	$55,180	48,896	169,111	137,036
Denominator:
Weighted average shares outstanding — Basic	48,864	45,658	48,324	44,688
Effect of dilutive securities	135	130	111	94
Weighted average shares outstanding — Diluted	48,999	45,788	48,435	44,782

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Direct Common Stock Issuance Activity
The following table presents the Company’s common stock issuance activity sold directly through sales agents pursuant to the Company's ATM programs during the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Common Stock (1)	Weighted Average Price	Gross Proceeds	Net Proceeds
	(In shares)	(Per share)	(In thousands)	(In thousands)
Three months ended March 31, 2024	—	$—	$—	$—
Three months ended June 30, 2024	218,929	168.62	36,916	36,547
Three months ended September 30, 2024	239,750	179.74	43,093	42,663
Nine months ended September 30, 2024	458,679	$174.43	$80,009	$79,210

Twelve months ended December 31, 2023	4,094,896	$170.77	$699,304	$692,312
(1) Excludes shares of common stock sold on a forward basis as described below.

Forward Equity Offering Activity
The following table presents the Company’s forward equity offering activity during the three and nine months ended September 30, 2024:

	Common Stock	Weighted Average Price	Gross Proceeds
	(In shares)	(Per share)	(In thousands)
Forward Sale Agreements Outstanding at December 31, 2023	406,041	$183.92	$74,679

Forward sale agreements settled — shares issued and proceeds received (1)	(272,342)	183.59	(50,000)
New forward sale agreements (2)	286,671	181.95	52,160
Forward Sale Agreements Outstanding at March 31, 2024	420,370	$182.79	$76,839

Forward sale agreements settled — shares issued and proceeds received (3)	(420,370)	182.79	(76,839)
New forward sale agreements (2)	600,053	166.65	100,000
Forward Sale Agreements Outstanding at June 30, 2024	600,053	$166.65	$100,000

Forward sale agreements settled — shares issued and proceeds received (4)	(300,502)	166.39	(50,000)
New forward sale agreements (2)	1,099,612	185.80	204,306
Forward Sale Agreements Outstanding at September 30, 2024	1,399,163	$181.76	$254,306
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
(4) EastGroup settled outstanding forward equity sale agreements by issuing 300,502 shares of common stock in exchange for net proceeds of approximately $49,582,000.

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

Stock-based compensation cost for employees was $2,801,000 and $9,249,000 for the three and nine months ended September 30, 2024, respectively, of which $486,000 and $1,526,000 was capitalized as part of the Company’s development costs. For the three and nine months ended September 30, 2023, stock-based compensation cost for employees was $2,593,000 and $8,424,000, respectively, of which $886,000 and $2,180,000 was capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $211,000 and $554,000 for the three and nine months ended September 30, 2024, respectively, and $174,000 and $591,000 for the same periods in 2023.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the nine months ended September 30, 2024, the Company withheld 33,381 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the nine months ended

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2024 was $12,081,000. As of the vesting dates, the aggregate fair value of shares that vested during the nine months ended September 30, 2024 was $15,004,000.

Award Activity:	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	76,005	$157.40	84,564	$153.78
Granted (1) (2)	13,220	179.97	89,348	135.21
Forfeited	—	—	(2,545)	156.45
Vested	(52)	120.39	(82,194)	125.94
Unvested at end of period	89,173	$160.76	89,173	$160.76

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$16,957	16,957	40,263	40,263
Interest rate swap assets	17,339	17,339	27,366	27,366
Financial Liabilities:
Unsecured debt (2)	1,630,000	1,538,223	1,680,000	1,548,655
Interest rate swap liabilities	3,399	3,399	2,478	2,478
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

(22) SUBSEQUENT EVENTS
Subsequent to September 30, 2024, EastGroup settled outstanding forward equity sale agreements under the Current 2023 ATM Program by issuing 299,551 shares of common stock in exchange for net proceeds of approximately $49,385,000.

In October, the Company acquired 25.6 acres in Nashville, Tennessee for approximately $10,100,000. This site is expected to accommodate the future development of four buildings, containing approximately 350,000 square feet.

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
•potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants, or our ability to lease space at current or anticipated rents, particularly in light of the recent inflationary environment;
•disruption in supply and delivery chains;
•increased construction and development costs;
•acquisition and development risks, including failure of such acquisitions and development projects to perform in accordance with our projections or to materialize at all;
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
•the availability of financing and capital, increases in interest rates, and our ability to raise equity capital on attractive terms;
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

During the nine months ended September 30, 2024, economic uncertainty and stock market volatility have continued due to a number of factors, including periods of sustained inflation, interest rate uncertainty and geopolitical conflict. While these factors have not had a significant adverse impact on EastGroup to date, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company's leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor inflation and interest rates, as well as the uncertainty resulting from the overall economic environment.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms.
Direct Common Stock Issuance Activity
During the nine months ended September 30, 2024, EastGroup sold, and subsequently settled the issuance of, 458,679 shares of common stock directly through sales agents under its current at-the-market common stock offering program (“Current 2023 ATM Program”) at a weighted average price of $174.43 per share, providing aggregate net proceeds to the Company of $79,210,000.

Forward Equity Offering Activity
During the nine months ended September 30, 2024, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under the Current 2023 ATM Program with respect to 1,986,336 shares of common stock with an initial weighted average forward price of $179.46 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time we entered into forward equity sale agreements. Also during the nine months ended September 30, 2024, the Company settled outstanding forward equity sale agreements that were previously entered into under the Current 2023 ATM Program by issuing 993,214 shares of common stock in exchange for net proceeds of approximately $175,146,000.

Additionally, on June 13, 2024, the Company amended its unsecured bank credit facilities to extend the maturity date by three years to July 31, 2028. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary source of revenue is rental income.  During the nine months ended September 30, 2024, EastGroup executed new and renewal leases on 6,617,000 square feet (representing 11.6% of the operating portfolio’s total square footage of 56,840,000). For new and renewal leases signed during the first nine months of 2024, average rental rates increased by 55.9% as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $3.49 for the nine months ended September 30, 2024, compared to $3.06 for the same period of 2023, a 14.1% increase. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire period from January 1, 2023 through September 30, 2024), increased 5.2% for the nine months ended September 30, 2024, as compared to the same period in 2023.

EastGroup’s operating portfolio was 96.9% leased and 96.5% occupied as of September 30, 2024, compared to 98.5% and 97.7%, respectively, at September 30, 2023.  As of October 23, 2024, the operating portfolio was 96.5% leased and 95.9% occupied. As of September 30, 2024, leases approximating 1.4% of the operating portfolio, based on a percentage of annualized based rent, were scheduled to expire during the remainder of 2024. This percentage was reduced to 1.1% as of October 23, 2024.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the nine months ended September 30, 2024, EastGroup acquired 34.3 acres of development land in Atlanta for $3,302,000. The Company also began construction of five development projects, containing a total of 783,000 square feet in five markets.  EastGroup also transferred six development projects (1,162,000 square feet) in six markets from Development and value-add properties to Real estate properties, with costs of $157,567,000 at the date of transfer. As of September 30, 2024, EastGroup’s development and value-add program consisted of 17 projects (3,698,000 square feet) located in 12 markets. The projected total investment for the development projects, which were collectively 31.3% leased as of October 23, 2024, is $527,700,000, of which $135,309,000 remained to be invested as of September 30, 2024.

During the nine months ended September 30, 2024, EastGroup acquired operating properties in Austin, Las Vegas and Raleigh, containing 684,000 square feet for $143,585,000. There were no value-add property acquisitions during the period.

During the nine months ended September 30, 2024, EastGroup sold a group of operating properties in the Jackson, Mississippi market, containing 159,000 square feet and 3.9 acres of land in San Francisco, generating gross sales proceeds of $18,050,000. The Company recognized $8,751,000 in Gain on sales of real estate investments and $222,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the nine months ended September 30, 2024.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current and prior year reporting periods. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and nine months ended September 30, 2024, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2023 through September 30, 2024. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
NET INCOME	$55,194	48,910	169,153	137,079
Gain on sales of real estate investments	—	—	(8,751)	(4,809)
Gain on sales of non-operating real estate	—	—	(222)	(446)
Interest income	(306)	(197)	(822)	(383)
Other revenue	(15)	(2,152)	(1,922)	(4,289)
Indirect leasing costs	159	147	556	436
Depreciation and amortization	48,917	42,521	139,749	125,830
Company’s share of depreciation from unconsolidated investment	32	31	94	93
Interest expense	9,871	11,288	29,764	36,888
General and administrative expense	5,154	3,429	16,576	13,017
Noncontrolling interest in PNOI of consolidated joint ventures	(16)	(16)	(47)	(47)
PROPERTY NET OPERATING INCOME (“PNOI”)	118,990	103,961	344,128	303,369
PNOI from 2023 and 2024 acquisitions	(4,787)	(809)	(12,361)	(1,262)
PNOI from 2023 and 2024 development and value-add properties	(8,644)	(3,747)	(22,183)	(7,384)
PNOI from 2023 and 2024 operating property dispositions	—	(792)	(177)	(2,133)
Other PNOI	21	50	123	248
SAME PNOI	105,580	98,663	309,530	292,838
Lease termination fee income from same properties	(1,745)	(221)	(1,957)	(532)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$103,835	98,442	307,573	292,306

PNOI was calculated as follows for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Income from real estate operations	$162,861	144,378	474,268	417,153
Expenses from real estate operations	(44,163)	(40,709)	(131,017)	(114,662)
Noncontrolling interest in PNOI of consolidated joint ventures	(16)	(16)	(47)	(47)
PNOI from 50% owned unconsolidated investment	308	308	924	925
PROPERTY NET OPERATING INCOME (“PNOI”)	$118,990	103,961	344,128	303,369

Income from real estate operations is comprised of rental income, net of reserves of uncollectible rent, expense reimbursement pass-through income and other real estate income including lease termination fees.  Expenses from real estate operations is comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees and other operating costs.  Generally, the Company’s most significant operating expenses are property taxes and insurance.  Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company’s total leases).  Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases.  Modified gross leases often include base year amounts, and expense increases over these amounts are recoverable.  The Company’s exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$55,180	48,896	169,111	137,036
Depreciation and amortization	48,917	42,521	139,749	125,830
Company’s share of depreciation from unconsolidated investment	32	31	94	93
Depreciation and amortization from noncontrolling interest	(2)	(2)	(4)	(4)
Gain on sales of real estate investments	—	—	(8,751)	(4,809)
Gain on sales of non-operating real estate	—	—	(222)	(446)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS	104,127	91,446	299,977	257,700
Gain on involuntary conversion and business interruption claims	—	(2,118)	(1,708)	(4,187)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS — EXCLUDING GAIN ON INVOLUNTARY CONVERSION AND BUSINESS INTERRUPTION CLAIMS	$104,127	89,328	298,269	253,513
Net income attributable to common stockholders per diluted share	$1.13	1.07	3.49	3.06
FFO attributable to common stockholders per diluted share	$2.13	2.00	6.19	5.75
FFO attributable to common stockholders per diluted share — excluding gain on involuntary conversion and business interruption claims	$2.13	1.95	6.16	5.66
Diluted shares for earnings per share and funds from operations per share	48,999	45,788	48,435	44,782

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2024 was $55,180,000 ($1.13 per basic and diluted share) and $169,111,000 ($3.50 per basic and $3.49 per diluted share), respectively, compared to $48,896,000 ($1.07 per basic and diluted share) and $137,036,000 ($3.07 per basic and $3.06 per diluted share) for the same periods in 2023. See Results of Operations for further analysis.

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year. For the three months ended September 30, 2024, FFO was $2.13 per share compared with $2.00 per share for the same period of 2023, an increase of 6.5%. For the nine months ended September 30, 2024, FFO was $6.19 per share compared with $5.75 per share for the same period of 2023, an increase of 7.7%. FFO increased during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to the increase in PNOI and the decrease in interest expense, partially offset by an increase in general and administrative expense.

•For the three months ended September 30, 2024, PNOI increased by $15,029,000, or 14.5%, as compared to the same period in 2023. PNOI increased $6,917,000 from same property operations, $4,897,000 from newly developed and value-add properties, and $3,978,000 from 2023 and 2024 acquisitions; PNOI decreased $792,000 from operating properties sold in 2023 and 2024.

For the nine months ended September 30, 2024, PNOI increased by $40,759,000, or 13.4%, as compared to the same period in 2023. PNOI increased $16,692,000 from same property operations, $14,799,000 from newly developed and value-add properties, and $11,099,000 from 2023 and 2024 acquisitions; PNOI decreased $1,956,000 from operating properties sold in 2023 and 2024.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire period from January 1, 2023 through September 30, 2024. Same PNOI, excluding income from lease terminations, increased 5.5% and 5.2% for the three and nine months ended September 30, 2024, as compared to the same periods in 2023.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2023 through September 30, 2024). Same property average occupancy was 96.7% for the three months ended September 30, 2024, compared to 97.9% for the same period of 2023. Same property average occupancy was 97.0% for the nine months ended September 30, 2024, compared to 98.2% for the same period of 2023.

•The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2023 through September 30, 2024). The same property average rental rate was $8.28 and $8.17 per square foot for the three and nine months ended September 30, 2024, respectively, compared to $7.79 and $7.69 per square foot for the same periods of 2023.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2024 was 96.5%.  Quarter-end occupancy ranged from 97.1% to 98.2% over the previous four quarters ended September 30, 2023 to June 30, 2024.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.1% of the operating portfolio’s total square footage) averaged 50.9% for the three months ended September 30, 2024. For the nine months ended September 30, 2024, rental rate increases on new and renewal leases (11.6% of the operating portfolio’s total square footage) averaged 55.9%.

•Lease termination fee income is included in Income from real estate operations. Lease termination fee income for the three and nine months ended September 30, 2024 was $1,745,000 and $1,957,000, respectively, compared to $221,000 and $532,000 for the same periods of 2023.

•The Company records reserves of uncollectible rent as reductions to Income from real estate operations; recoveries for uncollectible rent are recorded as additions to Income from real estate operations. The Company recorded net reserves of uncollectible rent of $1,113,000 and $2,534,000 for the three and nine months ended September 30, 2024, respectively, compared to $446,000 and $1,201,000 for the same periods of 2023. We evaluate the collectability of rents and other receivables for individual leases at each reporting period based on factors including, among others, tenant payment history, the financial condition of the tenant, business conditions and trends in the industry in which the tenant operates and economic conditions in the geographic area where the property is located. If evaluation of these factors or others indicates it is not probable we will collect substantially all rent, we recognize an adjustment to rental revenue. If our judgment or estimation regarding probability of collection changes we may adjust or record additional rental revenue in the period such conclusion is reached. The Company followed its normal process for recording reserves of uncollectible rent during the three and nine months ended September 30, 2024.

FINANCIAL CONDITION
EastGroup’s Total Assets were $4,754,065,000 at September 30, 2024, an increase of $234,852,000 from December 31, 2023.  Total Liabilities increased $10,795,000 to $1,921,374,000, and Total Equity increased $224,057,000 to $2,832,691,000 during the same period.  The following paragraphs explain these changes in additional detail.

Assets

Real Estate Properties
Real estate properties increased $330,509,000 during the nine months ended September 30, 2024, primarily due to: (i) the transfer of projects from Development and value-add properties to Real estate properties; (ii) the acquisition of operating properties; (iii) capital improvements at the Company’s properties; and (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. The increases were partially offset by the sale of operating properties.

During the nine months ended September 30, 2024, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2024	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)(3)
Spanish Ridge Industrial Park	Las Vegas, NV	231,000	01/23/2024	$54,859
147 Exchange	Raleigh, NC	274,000	05/03/2024	52,945
Hays Commerce Center 3 & 4	Austin, TX	179,000	08/19/2024	35,781
Total operating property acquisitions		684,000		$143,585
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

During the nine months ended September 30, 2024, the Company made capital improvements of $47,183,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $3,009,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2024, EastGroup sold a group of operating properties in the Jackson, Mississippi market containing 159,000 square feet, generating gross sales proceeds of $14,050,000. The Company recognized $8,751,000 in Gain on sales of real estate investments during the nine months ended September 30, 2024.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at September 30, 2024 consisted of projects in lease-up and under construction of $392,391,000 and prospective development (primarily land) of $261,701,000.  The Company’s total investment in Development and value-add properties at September 30, 2024 was $654,092,000 compared to $639,647,000 at December 31, 2023.  Total capital invested for development during the first nine months of 2024 was $181,353,000, which consisted of improvement costs of $175,042,000 on development and value-add properties, $3,302,000 for new land investments, and costs of $3,009,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,903,000 and $6,158,000 for the three and nine months ended September 30, 2024, respectively, compared to $3,171,000 and $7,983,000 for the same periods of 2023. The decrease was due to starting fewer development projects in the nine months ended September 30, 2024, as compared to the same period of 2023.

There were no value-add acquisitions during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company acquired 34.3 acres of development land in Atlanta for $3,302,000. Costs associated with this acquisition are included in the Development and Value-Add Properties table. These increases were offset by the transfer of six development and value-add projects to Real estate properties during the nine months ended September 30, 2024 with a total investment of $157,567,000 as of the date of transfer.

During the nine months ended September 30, 2024, EastGroup sold 3.9 acres of land in San Francisco, generating gross sales proceeds of $4,000,000. The Company recognized $222,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the nine months ended September 30, 2024.

A summary of the Company's Development and Value-Add Properties for the nine months ended September 30, 2024 follows:

	Actual or Estimated Building Size	Cumulative Costs Incurred as of 9/30/2024	Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	1,993,000	$252,027	$270,300
Under construction	1,705,000	140,364	257,400
Total lease-up and under construction	3,698,000	392,391	$527,700
Prospective development (primarily land)	10,270,000	261,701
Total Development and value-add properties as of September 30, 2024	13,968,000	$654,092

Total Development and value-add properties transferred to Real estate properties during the nine months ended September 30, 2024	1,162,000	$157,567	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $102,475,000 during the nine months ended September 30, 2024, primarily due to depreciation expense, which increased due to operating properties acquired in 2023 and 2024 and properties transferred to Real estate properties. This increase was partially offset by the sale of operating properties.

Other Assets
Other assets increased $16,049,000 during the nine months ended September 30, 2024.  See Note 9 in the Notes to Consolidated Financial Statements for further details.

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $2,328,000 during the nine months ended September 30, 2024, mainly due to repayments of $55,262,000 and new debt issuance costs incurred during the period, offset by borrowings of $55,262,000 and the amortization of debt issuance costs during the period. The Company’s credit facilities are described in greater detail under Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs decreased $49,329,000 during the nine months ended September 30, 2024, primarily due to the repayment of a $50,000,000 term loan in August. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $58,983,000 during the nine months ended September 30, 2024.  Refer to Note 11 in the Notes to Consolidated Financial Statements for further details.

Other liabilities increased $3,469,000 during the nine months ended September 30, 2024.  Refer to Note 12 in the Notes to Consolidated Financial Statements for further details.

Equity
Additional paid-in capital increased $257,866,000 during the nine months ended September 30, 2024, primarily due to the issuance of common stock under the Company’s Current 2023 ATM Program (as discussed in Note 16 in the Notes to Consolidated Financial Statements) and activity related to stock-based compensation (as discussed in Note 17 in the Notes to Consolidated Financial Statements).

For the nine months ended September 30, 2024, Distributions in excess of earnings increased $22,801,000 as a result of dividends on common stock of $191,912,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $169,111,000.

Accumulated other comprehensive income decreased $10,948,000 during the nine months ended September 30, 2024. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 13 and 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2024 was $55,180,000 ($1.13 per basic and diluted share) and $169,111,000 ($3.50 per basic and $3.49 per diluted share), respectively, compared to $48,896,000 ($1.07 per basic and diluted share) and $137,036,000 ($3.07 per basic and $3.06 per diluted share) for the same periods in 2023. The following paragraphs provide further details with respect to these changes:

•PNOI increased by $15,029,000 ($0.31 per diluted share), or 14.5%, for the three months ended September 30, 2024, as compared to the same period in 2023. PNOI increased $6,917,000 from same property operations, $4,897,000 from newly developed and value-add properties, and $3,978,000 from 2023 and 2024 acquisitions; PNOI decreased $792,000 from operating properties sold in 2023 and 2024. Lease termination fee income was $1,745,000 and $221,000 for the three month periods ended September 30, 2024 and 2023, respectively. The Company recorded net reserves of uncollectible rent of $1,113,000 and $446,000 for the three months ended September 30, 2024 and 2023, respectively. Straight-lining of rent increased Income from real estate operations by $3,354,000 and $2,343,000 for the three months ended September 30, 2024 and 2023, respectively.

PNOI increased by $40,759,000 ($0.84 per diluted share), or 13.4%, for the nine months ended September 30, 2024, as compared to the same period in 2023. PNOI increased $16,692,000 from same property operations, $14,799,000 from newly developed and value-add properties, and $11,099,000 from 2023 and 2024 acquisitions; PNOI decreased $1,956,000 from operating properties sold in 2023 and 2024. Lease termination fee income was $1,957,000 and $532,000 for the nine month periods ended September 30, 2024 and 2023, respectively. The Company recorded net reserves of uncollectible rent of $2,534,000 and $1,201,000 for the nine months ended September 30, 2024 and 2023, respectively. Straight-lining of rent increased Income from real estate operations by $9,093,000 and $8,787,000 for the nine months ended September 30, 2024 and 2023, respectively.

•EastGroup had no operating property sales during the three months ended September 30, 2024 and 2023. The Company recognized Gains on sales of real estate investments of $8,751,000 ($0.18 per diluted share) and $4,809,000 ($0.11 per diluted share) during the nine months ended September 30, 2024 and 2023, respectively. The Company’s 2023 and 2024 sales transactions are described in Note 8 of the Notes to Consolidated Financial Statements.

•Depreciation and amortization expense increased by $6,396,000 ($0.13 per diluted share) and $13,919,000 ($0.29 per diluted share) during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increase is primarily due to the operating properties acquired by the Company in 2023 and 2024 and the properties transferred from Development and value-add properties in 2023 and 2024, partially offset by operating properties sold in 2023 and 2024.

•Interest expense decreased by $1,417,000 ($0.03 per diluted share) and $7,124,000 ($0.15 per diluted share) during the three and nine months ended September 30, 2024, as compared to the same periods of 2023. Refer to the table below for additional details.

•There were no gains on involuntary conversion and business interruption claims during the three months ended September 30, 2024. EastGroup recognized gains on involuntary conversion and business interruption claims of $2,118,000 ($0.05 per diluted share) during the three months ended September 30, 2023. During the nine months ended September 30, 2024 and 2023, the Company recognized gains on involuntary conversion and business interruption claims of $1,708,000 ($0.04 per diluted share) and $4,187,000 ($0.09 per diluted share), respectively. Gains on involuntary conversion and business interruption claims are included in Other revenue on the Consolidated Statements of Income and Comprehensive Income.

•Weighted average shares outstanding increased by 3,211,000 and 3,653,000, on a diluted basis, during the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023. The increase is primarily due to issuance of shares through common stock offerings, as discussed in Liquidity and Capital Resources.

EastGroup entered into 33 leases with certain rent concessions on 1,109,000 square feet during the three months ended September 30, 2024, with total rent concessions of $2,801,000 over the terms of the leases. During the same period of 2023, the Company entered into 22 leases with certain rent concessions on 515,000 square feet with total rent concessions of $863,000 over the terms of the leases.

EastGroup entered into 99 leases with certain rent concessions on 3,944,000 square feet during the nine months ended September 30, 2024, with total rent concessions of $8,919,000 over the terms of the leases. During the same period of 2023, the Company entered into 62 leases with certain rent concessions on 2,337,000 square feet with total rent concessions of $5,130,000 over the terms of the leases.

The Company’s percentage of leased square footage for the operating portfolio was 96.9% at September 30, 2024, compared to 98.5% at September 30, 2023.  Occupancy for the Company’s operating portfolio at September 30, 2024 was 96.5% compared to 97.7% at September 30, 2023.

The following table presents the components of Interest expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest — variable rate (excluding amortization of facility fees and debt issuance costs)	$35	155	(120)	101	2,260	(2,159)
Amortization of facility fees — unsecured bank credit facilities	254	255	(1)	758	750	8
Amortization of debt issuance costs — unsecured bank credit facilities	265	253	12	771	750	21
Total variable rate interest expense	554	663	(109)	1,630	3,760	(2,130)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (excluding amortization of debt issuance costs) (1)	14,006	14,613	(607)	42,261	44,227	(1,966)
Secured debt interest (excluding amortization of debt issuance costs)	—	12	(12)	—	51	(51)
Amortization of debt issuance costs — unsecured debt	218	222	(4)	670	683	(13)
Amortization of debt issuance costs — secured debt	—	29	(29)	—	31	(31)
Total fixed rate interest expense	14,224	14,876	(652)	42,931	44,992	(2,061)
Total interest	14,778	15,539	(761)	44,561	48,752	(4,191)
Less capitalized interest	(4,907)	(4,251)	(656)	(14,797)	(11,864)	(2,933)
TOTAL INTEREST EXPENSE	$9,871	11,288	(1,417)	29,764	36,888	(7,124)
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.

The Company’s variable rate interest expense decreased by $109,000 and $2,130,000 for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily due to a decrease in average borrowings, partially offset by an increase in the Company’s weighted average variable interest rates on its unsecured bank credit facilities, as shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$2,175	10,076	(7,901)	2,133	54,309	(52,176)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	6.32%	6.09%		6.30%	5.56%

The Company’s fixed rate interest expense decreased by $652,000 and $2,061,000 for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily as a result of the unsecured debt activity described below.

The following table presents the details of unsecured debt repayments during the nine months ended September 30, 2024 and the year ended December 31, 2023:

UNSECURED DEBT REPAID IN 2023 AND 2024	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$65 Million Senior Unsecured Term Loan	2.31%	03/31/2023	$65,000
$50 Million Senior Unsecured Notes	3.80%	08/28/2023	50,000
$50 Million Senior Unsecured Term Loan	4.08%	08/30/2024	50,000
Weighted Average/Total Amount for 2023 and 2024	3.30%		$165,000

During the three and nine months ended September 30, 2024, EastGroup did not obtain or refinance any unsecured debt.

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

(1) The interest rate on this unsecured term loan is comprised of Term Secured Overnight Financing Rate (“SOFR”) plus a margin, which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap agreement (further described in Note 14 in the Notes to Consolidated Financial Statements) to convert the loan’s Term SOFR rate to an effectively fixed interest rate. The interest rate in the table above is the effectively fixed interest rate for the loan, including the effect of the interest rate swap, as of September 30, 2024.

EastGroup’s financing and debt maturities are further described in Liquidity and Capital Resources.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense.  Capitalized interest increased $656,000 and $2,933,000 during the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023, due to changes in development activity and spending.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and nine months ended September 30, 2024 and 2023 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2024	2023	2024	2023
		(In thousands)
Upgrade on acquisitions	40 yrs	$1,134	217	1,416	711
Tenant improvements:
New tenants	Lease term	5,952	4,568	14,152	13,869
Renewal tenants	Lease term	1,181	947	2,411	2,511
Other:
Building improvements	5-40 yrs	2,646	2,290	10,664	6,727
Roofs	5-15 yrs	4,112	4,582	11,581	15,457
Parking lots	3-5 yrs	1,064	1,014	3,312	2,808
Other	5 yrs	1,460	512	3,647	971
Total real estate improvements (1)		$17,549	14,130	47,183	43,054

(1)Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Total real estate improvements	$47,183	43,054
Change in real estate property payables	660	(298)
Change in construction in progress	1,444	(659)
Real estate improvements on the Consolidated Statements of Cash Flows	$49,287	42,097

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2024 and 2023 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2024	2023	2024	2023
		(In thousands)
Development and value-add	Lease term	$2,271	1,388	6,692	7,405
New tenants	Lease term	2,849	2,600	10,652	7,695
Renewal tenants	Lease term	3,118	3,448	8,384	8,739
Total capitalized leasing costs (1)		$8,238	7,436	25,728	23,839
Amortization of leasing costs		$6,862	5,595	19,024	16,232
(1)Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Total capitalized leasing costs	$25,728	23,839
Change in leasing commissions payables	(980)	(1,127)
Leasing commissions on the Consolidated Statements of Cash Flows	$24,748	22,712

LIQUIDITY AND CAPITAL RESOURCES
We closely monitor our liquidity and capital resources. The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in the coming year to be consistent in nature with those for the nine months ended September 30, 2024.

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

In August 2024, EastGroup repaid a $50,000,000 senior unsecured term loan at maturity with an effectively fixed interest rate of 4.08%.

As of September 30, 2024, EastGroup had total immediate liquidity of approximately $943,608,000, comprised of $16,957,000 of cash and cash equivalents, $672,345,000 of availability on our unsecured credit facilities, and approximately $254,306,000 of gross proceeds available on our outstanding forward equity sale agreements. See further details discussed below.

Net cash provided by operating activities was $362,693,000 for the nine months ended September 30, 2024.  The primary other sources of cash were proceeds from common stock offerings; borrowings on unsecured bank credit facilities; and net proceeds from sales of real estate investments and non-operating real estate.  The Company distributed $184,030,000 in common stock dividends during the nine months ended September 30, 2024.  Other primary uses of cash were for the construction and development of properties; purchases of real estate; repayments on unsecured bank credit facilities and unsecured debt; and capital improvements at various properties.

As of September 30, 2024, the Company was contractually obligated to pay the dividend declared in August 2024, which was paid in October 2024. An amount for dividends payable of $70,275,000 was included in Accounts payable and accrued expenses at September 30, 2024, which includes dividends payable on unvested restricted stock of $1,511,000, which are subject to continued service and will be paid upon vesting in future periods.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of September 30, 2024, are as follows:

MATURITY DATES	Weighted Average Interest Rate (1)	Principal Payments Maturing
		(In thousands)
December 13, 2024	3.46%	$60,000
December 15, 2024	3.48%	60,000
Year 2025	3.13%	145,000
Year 2026	2.56%	140,000
Year 2027	2.74%	175,000
Year 2028	3.10%	160,000
Year 2029 and beyond	3.66%	890,000
Total Unsecured Debt	3.35%	$1,630,000

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

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of September 30, 2024, was SOFR plus 76.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2024, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 5.711%. The Company has two standby letters of credit totaling $2,655,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2024, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2024, the interest rate was 5.835% with no outstanding balance.

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

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining minimum debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at September 30, 2024.

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

Direct Common Stock Issuance Activity
During the nine months ended September 30, 2024, EastGroup sold, and subsequently settled the issuance of, 458,679 shares of common stock directly through sales agents under its Current 2023 ATM Program at a weighted average price of $174.43 per share, providing aggregate net proceeds to the Company of $79,210,000.

Forward Equity Offering Activity
During the nine months ended September 30, 2024, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under the Current 2023 ATM Program with respect to 1,986,336 shares of common stock with an initial weighted average forward price of $179.46 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward equity sale agreements. Also during the nine months ended September 30, 2024, the Company settled outstanding forward equity sale agreements that were previously entered into under the Current 2023 ATM Program by issuing 993,214 shares of common stock in exchange for net proceeds of approximately $175,146,000.

Subsequent to September 30, 2024, EastGroup settled outstanding forward equity sale agreements that were previously entered into under the Current 2023 ATM Program by issuing 299,551 shares of common stock in exchange for net proceeds of approximately $49,385,000. As of October 23, 2024, the Company had 1,099,612 shares of common stock, or approximately $204,306,000 of gross proceeds, available for settlement prior to the applicable settlement period expirations, ranging from August 2025 to September 2025.

Under the Current 2023 ATM Program, approximately $3,847,000 of common stock remains available to be sold. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2023, did not materially change during the nine months ended September 30, 2024.

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

The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of September 30, 2024.

	October – December 2024	2025	2026	2027	2028		Thereafter	Total	Fair Value
Unsecured bank credit facilities — variable rate (in thousands)	$—	—	—	—	—	(1)	—	—	—	(2)
Weighted average interest rate	—	—	—	—	5.77%	(3)	—	5.77%
Unsecured debt — fixed rate (in thousands)	$120,000	145,000	140,000	175,000	160,000		890,000	1,630,000	1,538,223	(4)
Weighted average interest rate	3.47%	3.13%	2.56%	2.74%	3.10%		3.66%	3.35%

(1)The variable-rate unsecured bank credit facilities mature in July 2028 and, as of September 30, 2024, have zero drawn on both the $625,000,000 unsecured bank credit facility and the $50,000,000 unsecured bank credit facility. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of September 30, 2024.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of September 30, 2024, it does not consider those exposures or positions that could arise after that date.  Assuming there was a $100,000,000 balance on the unsecured bank credit facilities, and if interest rates change by 10% or approximately 58 basis points, interest expense and cash flows would increase or decrease by approximately $577,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

EastGroup’s financial results are affected by general economic conditions in the markets in which the Company’s properties are located. The state of the economy or other adverse changes in general or local economic conditions could result in the inability of some of the Company’s existing tenants to make lease payments and may therefore increase the reserves of uncollectible rent. It may also impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space. In addition, an economic downturn or recession could also lead to an increase in overall vacancy rates or a decline in rents the Company can charge to re-lease properties upon expiration of current leases. In all of these cases, EastGroup’s cash flows would be adversely affected.

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s third fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 through July 31, 2024 (1)	22	$172.06	—	—
August 1, 2024 through August 31, 2024	—	—	—	—
September 1, 2024 through September 30, 2024	—	—	—	—
Total	22	$172.06	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024:

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of EastGroup Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 28, 2024).
31.1	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (filed herewith).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (furnished herewith).
101.1.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.2.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.3.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.4.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.5.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 24, 2024

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Senior Vice President, Chief Accounting Officer, Chief Administrative Officer and Secretary

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer