Form 10-K
period 2024-12-31
EASTGROUP PROPERTIES INC
filed 2025-02-12
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
December 31, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter:  $8,194,355,215.

The number of shares of common stock, $0.0001 par value, outstanding as of February 11, 2025 was 52,024,019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-K

TABLE OF CONTENTS
FOR THE YEAR ENDED DECEMBER 31, 2024

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
•potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants, or our ability to lease space at current or anticipated rents, particularly in light of ongoing interest rate uncertainty;
•disruption in supply and delivery chains;
•increased construction and development costs, including as a result of the recent inflationary environment;
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
•natural disasters such as fires, floods, tornadoes, hurricanes, earthquakes or other extreme weather events, which may or may not be directly caused by longer-term shifts in climate patterns, could destroy buildings and damage regional economies;
•the availability of financing and capital, increases in or long-term elevated interest rates, and our ability to raise equity capital on attractive terms;
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
•our ability to attract and retain key personnel or lack of adequate succession planning;
•risks related to the failure, inadequacy or interruption of our data security systems and processes, including security breaches through cyber attacks;
•pandemics, epidemics or other public health emergencies, such as the coronavirus pandemic;
•potentially catastrophic events such as acts of war, civil unrest and terrorism; and

•environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1.  BUSINESS.

The Company
EastGroup Properties, Inc., which we refer to in this Annual Report as the “Company,” “EastGroup,” “we,” “us” or “our,” is an internally-managed equity REIT first organized in 1969. EastGroup is focused on the development, acquisition and operation of industrial properties in major Sunbelt markets throughout the United States, primarily in the states of Texas, Florida, California, Arizona and North Carolina. EastGroup’s strategy for growth is based on ownership of premier distribution facilities generally clustered near major transportation features in supply-constrained submarkets. EastGroup is a Maryland corporation, and its common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “EGP.”  The Company has elected to be taxed and intends to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Available Information
The Company maintains a website at www.eastgroup.net.  The Company posts to its website all of the reports it files or furnishes with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and the exhibits and amendments to those reports, as soon as reasonably practicable after it electronically files or furnishes such materials to the SEC.  In addition, the Company’s website includes items related to corporate governance matters, including, among other things, the Company’s corporate governance guidelines, charters of various committees of the Board of Directors, the Company's whistleblower program and the Company’s code of ethics and business conduct applicable to all employees, officers and directors.  The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code of business conduct and ethics applicable to the Company’s directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.  Copies of these reports and corporate governance documents may be obtained, free of charge, from the Company’s website.  We are providing our website address solely for the information of investors, and the information on our website is not a part of or incorporated by reference into this annual report on Form 10-K or our other filings with the SEC.

You may also access any materials we file with the SEC through the EDGAR database on the SEC’s website at www.sec.gov.

Administration
EastGroup maintains its principal executive office and headquarters in Ridgeland, Mississippi.  The Company also has regional offices in Dallas, Los Angeles and Atlanta and asset management offices in Houston, Orlando, Tampa and Phoenix.  EastGroup's property management teams are located in San Antonio, Austin, Miami, Jacksonville, San Francisco, Charlotte, Las Vegas and Greenville.  These locations allow the Company to provide property management services to 87% of the Company’s operating portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Texas, California and Georgia provide oversight of the Company’s development and value-add program (as described in Note 1(e) in the Notes to Consolidated Financial Statements).  As of December 31, 2024, EastGroup had 101 full-time employees.

Business Overview
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location-sensitive customers (primarily in the 20,000 to 100,000 square foot range).  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply-constrained submarkets in major Sunbelt regions. The Company’s core markets are in the states of Texas, Florida, California, Arizona and North Carolina.

As of December 31, 2024, EastGroup owned 536 industrial properties in 12 states. As of that same date, the Company’s portfolio, including development projects and value-add properties in lease-up and under construction, included approximately 63.1 million square feet consisting of 497 business distribution properties containing 57.8 million square feet, 17 bulk distribution properties containing 4.4 million square feet, and 22 business service properties containing 900,000 square feet. As of December 31, 2024, EastGroup’s operating portfolio was 97.1% leased to tenants in approximately 1,600 leases, with no single tenant accounting for more than approximately 1.6% of the Company’s annualized based rent (as defined in Item 2.

Properties) for the year ended December 31, 2024. The properties in the Company's development and value-add program were 21.8% leased as of December 31, 2024.

During 2024, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company acquired 2,474,000 square feet of operating properties and 61.1 acres of land for a total of $403,773,000.  Also during 2024, the Company began construction of 10 development projects containing 1,585,000 square feet and transferred seven projects, which contain 1,519,000 square feet and had costs of $199,971,000 at the date of transfer, from its development and value-add program to real estate properties.

During 2024, EastGroup sold a group of operating properties in the Jackson, Mississippi market, containing 159,000 square feet and disposed of 5.4 acres of land in two markets, generating gross sales proceeds of $18,311,000.

In the near term, the Company funds its development and acquisition programs through its $675,000,000 unsecured bank credit facilities, as discussed under the heading Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K. As market conditions permit, EastGroup issues equity or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. Moody’s Investors Service has assigned EastGroup an issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

EastGroup plans to hold its properties as long-term investments but may determine to sell certain properties that no longer meet its investment criteria.  The Company may provide financing to a prospective purchaser in connection with such sales of property if market conditions require.  In addition, the Company may provide financing to a partner or co-owner in connection with an acquisition of real estate in certain situations.

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

Corporate Responsibility Matters
EastGroup’s commitment to corporate responsibility initiatives is evidenced by its building standards, corporate policies and procedures and company culture. At EastGroup, protecting the environment is important to the Company’s employees, customers and communities. The Company strives to support sustainability through its commitment to build high performance and environmentally responsible properties. Through EastGroup’s continued efforts, numerous properties have been certified through the U.S. Green Building Council's Leadership in Energy and Environmental Design (“LEED®”) green building program, ENERGY STAR® and the BOMA 360 Performance Program® of the Building Owners and Managers Association (“BOMA”) International®. While formal certification is not always pursued, the Company prioritizes the use of energy and water efficient fixtures during development and consistently invests in efficiency improvements for existing properties, such as LED lighting, white reflective roofing, electric vehicle charging stations and smart sensor irrigation systems. The Company believes that its continued commitment to these practices creates positive impacts on the environment and long-term value for the Company and its stakeholders.

The Company has an unsecured revolving credit facility subject to a sustainability-linked pricing component, pursuant to which the applicable interest margin and facility fee may be adjusted annually based on a sustainability performance metric as calculated for the preceding year. This metric is based on the number of newly-constructed buildings with qualifying electric vehicle charging stations as a percentage of total qualifying buildings for each fiscal year. The impact to interest rates on the credit facility is further described in Note 5 in the Notes to Consolidated Financial Statements.

During 2024, EastGroup continued to work with a sustainability consulting firm to track and benchmark the Company's environmental data and further expand its corporate responsibility policies, practices and voluntary disclosures. Using the data obtained from these efforts, EastGroup completed its second annual GRESB® Real Estate Assessment, which provided the Company with additional insight into its environmental, social and governance management and performance as compared to its industry peers.

The Company also adopted its Corporate Responsibility Policy during 2024, formalizing EastGroup's commitments, goals and targets related to topics such as environmental sustainability, climate resilience, social responsibility, stakeholder engagement and corporate governance. EastGroup assesses climate-related risks using information obtained through third-party risk and resilience assessments and seeks to engage with tenants on climate risk and other environmental matters, including through newsletters, recycling initiatives, Earth Day celebrations, and other tenant appreciation events at many of its properties.

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

Readers are encouraged to visit the “Priorities” page of the Company’s website and review its latest corporate responsibility reports and policies for more detail regarding EastGroup’s corporate responsibility programs and initiatives. Nothing on the Company’s website or in the referenced reports or policies shall be deemed to be incorporated by reference into this Annual Report on Form 10-K.

Human Capital Matters
We believe our employees are a critical component of the success and sustainability of our Company, and we are committed to providing a diverse and inclusive work environment that encourages collaboration and teamwork.

•Workforce Diversity: As of December 31, 2024, we employed 101 team members, across 15 locations in Texas, Florida, California, Arizona, North Carolina, Nevada, Georgia, Mississippi and South Carolina. As of such date,

100% of these employees were full-time and none were members of a union or subject to a collective bargaining agreement. Our team is comprised of the following types of personnel:

•asset, construction and property managers;
•accounting, administrative, human resources, investor relations and information technology professionals; and
•our corporate leadership team.

As of December 31, 2024, our employee base is gender diverse, comprised of 72% women and 28% men. Also, of the employees hired during the year ended December 31, 2024, 67% are women. The officer group is comprised of 49% women and 51% men. As of December 31, 2024, 14% of our employees self-identified as members of a racial or ethnic minority group. Our Board of Directors is 29% comprised of women, and one of the seven Board members is a member of a racial or ethnic minority group. With 101 employees and seven directors, each team member plays a vital role in the success of the Company.

•Employee Tenure: We believe our culture supports our employees and creates a positive, professional environment that encourages longevity for our team members. We seek to develop leaders and promote from within the organization when opportunities arise. As of December 31, 2024, the average tenure of our workforce was 10 years, and 12 years for our officers; 76% of our employees at the manager level and above were promoted from within the Company. Our voluntary turnover rate was 4%, and our involuntary turnover rate was 1% during the year ended December 31, 2024.

•Compensation, Benefits, Health and Safety: We offer a competitive pay structure along with a comprehensive employee benefits program and what we believe are socially-responsible policies and practices in order to support the overall well-being of our employees and create a safe, professional and inclusive work environment. Some of the benefits we offer include a robust 401(k) matching program with additional discretionary profit-sharing contributions, a company-wide equity compensation award program, generous personal leave, paid parental leave, flexible work schedules, paid time off for volunteering and annual health and wellness checkups, employer-paid health insurance for all full-time employees, access to mental healthcare, tobacco cessation program and athletic club and tuition reimbursement programs. All of our employees are eligible for performance based annual bonuses based on a percentage of salary.

•Training and Development: We have a formal, certificate-based learning program for all employees; learning objectives include topics such as ethics and anti-corruption, cybersecurity, anti-discrimination, diversity, equity and inclusion, unconscious bias, anti-harassment, and workplace violence and bullying. Additional trainings covering numerous environmental sustainability topics and trends are available to employees through our third-party sustainability consultant. All of our employees participate in annual performance reviews and feedback sessions. Our employees are provided with training and peer mentoring programs to further develop their professional skill set, along with reimbursements for professional designations and continuing education, enhancing the level of service provided to our customers and the quality of information disclosed to our stakeholders. We also offer a Director Education Program, providing educational resources to our Board of Directors.

•Policies: We have various policies and practices in place, including a Code of Ethics and Business Conduct, Ethics Line, Standards of Conduct, Equal Opportunity & Commitment to Diversity, ADA & Reasonable Accommodation, Family Medical Leave, Parental Leave, Community Service, Workplace Violence Prevention, Cybersecurity, Corporate Responsibility Policy, Human Rights Statement, Vendor Code of Conduct, Commitment to Safety & Health and Safety Policy, Healthy, Wealthy, Wise Benefits Summary and an Environmental Management System.

•Company and Board Engagement: We value our employees, and our focus on human capital management and other corporate responsibility initiatives is at the forefront of discussions and decisions with both management and the Board of Directors. On a regular basis, Company management holds corporate responsibility discussions with the Board of Directors; in 2024, our management and the Board of Directors formally met to discuss these topics four times. The Nominating and Corporate Governance Committee of the Board of Directors has direct oversight of our corporate responsibility program and initiatives, and in 2024, met for two formal discussions on these topics and also received periodic updates from Company management.

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
•changes in the price of oil;
•construction costs; and
•weather-related and climate-related events.

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
•construction costs exceeding original estimates due to tariffs or elevated interest rates and increases in the costs of materials and labor;
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

Coverage under our existing insurance policies may be inadequate to cover losses, or we may not be able to obtain adequate insurance at certain properties in the future.  We generally maintain insurance policies related to our business, including casualty, general liability and other policies, covering our business operations, employees and assets as appropriate for the markets where our properties and business operations are located.  However, we would be required to bear all losses that are not adequately covered by insurance.  In addition, there may be certain losses that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so, or insurance coverage may not be available, including losses due to fire, floods, wind, earthquakes, acts of war, acts of terrorism or riots.  If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties.  In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We face risks due to lack of geographic and real estate sector diversity.  Substantially all of our properties are located in the Sunbelt region of the United States with an emphasis in the states of Texas, Florida, California, Arizona and North Carolina. As of December 31, 2024, our largest markets were Houston and Dallas. We owned operating properties totaling 7,108,000 square feet in Houston and 6,108,000 square feet in Dallas, which represent 10.0% and 10.8%, respectively, of the Company’s total Real estate properties based on percentage of total annualized base rent (as defined in Item 2. Properties).  A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.  In addition, our investments in real estate assets are concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included other sectors of the real estate industry.

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

Climate change and its effects, including compliance with new laws or regulations such as “green” building codes, may require us to make improvements to our existing properties or result in unanticipated losses that could affect our business and financial condition. To the extent that climate change causes an increase in catastrophic weather events, such as severe storms, fires or floods, our properties may be susceptible to an increase in weather-related damage.  Even in the absence of direct physical damage to our properties, the occurrence of any natural disasters or a changing climate in the area of any of our properties could have a material adverse effect on business, supply chains and the economy generally. Climate change could cause an increase in property and casualty insurance premiums or negatively impact our ability to obtain insurance. The potential impacts of future climate change on our properties could adversely affect our ability to lease, develop or sell our properties or to borrow using our properties as collateral.  In addition, any proposed legislation enacted to address climate change could increase the costs of energy, utilities and overall development. The resulting costs of any proposed legislation may adversely affect our or our tenants' financial position, results of operations and cash flows.

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

Increases in interest rates would increase our interest expense. At December 31, 2024, we had no variable rate debt outstanding not protected by interest rate hedge contracts. We may incur variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

The number of shares of our common stock available for future sale and future offerings of debt or equity securities may be dilutive to existing stockholders and adversely affect the market price of our common stock. Our ability to execute our business strategy depends on our access to an appropriate blend of equity and debt financing, including common and preferred stock, lines of credit and other forms of secured and unsecured debt. We have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities on an as-needed basis, including shares under our Current ATM Program (as defined in Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K). Sales of a substantial number of shares of our common stock (or the perception that such sales might occur), the issuance of common stock in connection with acquisitions and other equity issuances may dilute the holdings of our existing stockholders or reduce the market prices of our securities, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of future offerings reducing the market prices of our securities and diluting their proportionate ownership.

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

The market value of our common stock could decrease based on our performance and market perception and conditions.  The market value of our common stock may be affected by the market’s perception of our operating results, growth potential, and current and future cash dividends and may also be affected by the real estate market value of our underlying assets and by equity markets in general.  The market price of our common stock may also be influenced by the dividend on our common stock relative to market interest rates.  Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock.  In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

The state of the economy, geopolitical conflict or adverse changes in general or local economic conditions may adversely affect our operating results and financial condition. Turmoil in the global financial markets may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies.  Currently these conditions have not impaired our ability to access capital markets and finance our operations.  However, our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions.  Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make.  Additionally, an adverse economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.  No assurances can be given that the effects of an adverse economic situation will not have a material adverse effect on our business, financial condition and results of operations.

Deficiencies in internal control over financial reporting could adversely affect our business. The design and effectiveness of our procedures for internal control over financial reporting may not prevent all misstatements, errors or misrepresentations. While our management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no assurance that our internal control over financial reporting will be effective in achieving all control objectives without fail. Deficiencies could result in restatements of our financial statements or otherwise materially adversely affect our business.

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

The Company faces risks in attracting and retaining key personnel.  Many of our senior executives have strong industry reputations, which aid us in identifying acquisition and development opportunities and negotiating with tenants and sellers of properties.  The loss of the services of these key personnel could affect our operations because of diminished relationships with existing and prospective tenants, property sellers and industry personnel.  Unanticipated turnover or inadequate succession planning could have a material adverse impact on the Company's business plans and opportunities. In addition, attracting new or replacement personnel may be difficult in a competitive market.

We have severance and change in control agreements with certain of our officers that may deter changes in control of the Company.  If, within a certain time period (as set in the officer’s agreement) following a change in control, we terminate any such officer’s employment other than for cause, or if any such officer elects to terminate his or her employment with us for reasons specified in the agreement, we will make a severance payment equal to the officer’s average annual compensation times an amount specified in the officer’s agreement, together with the officer’s base salary and vacation pay that have accrued but are unpaid through the date of termination.  These agreements may deter a change in control because of the increased cost for a third party to acquire control of the Company.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or cyber-attack of that technology could harm our business. We rely on information technology networks and systems, including the internet and third-party cloud-based service providers, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and to maintain personal identifying information and customer and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of data relating to our business operations (including our financial transactions and records) and confidential customer data (including individually identifiable information relating to financial accounts). Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of our business operations or personally identifiable information such as in the event of cybersecurity incidents. Security breaches, including physical or electronic break-ins, computer viruses, phishing or spoofing attacks by hackers and similar breaches, can create system disruptions, shutdowns, misappropriation of assets or unauthorized disclosure of confidential information. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Techniques used to obtain unauthorized access to, disable or sabotage information technology systems are increasingly diverse and sophisticated, including as a result of emerging technologies, such as artificial intelligence and machine learning. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations. Additionally, any cybersecurity incident may be costly, notwithstanding any cyber liability insurance we may carry. See “Item 1C. Cybersecurity” for further discussion.

We may be impacted by changes in U.S. social, political, regulatory and economic conditions or laws and policies. Any changes to U.S. tax laws, duties, tariffs, changes to bilateral or regional trade agreements, manufacturing, and development and investment in the territories and countries where we and our customers operate could adversely affect our operating results and our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.  CYBERSECURITY.

Cyber Risk Management and Strategy
Cybersecurity risk management policies and processes are integrated into EastGroup’s enterprise risk management program. These policies and processes include incident response, identity and access management, employee training on cybersecurity matters, device management, patch management and vulnerability assessment. The Company also maintains processes regarding third-party vendor risk management, including, as appropriate, conducting a review of security ratings of and System and Organization Controls (“SOC”) reports provided by potential vendors. Additionally, EastGroup works with cybersecurity consulting firms to help manage the Company’s cybersecurity risks. The cyber consulting firms currently conduct testing of EastGroup’s controls and environment, including network penetration testing, to identify and remediate cybersecurity risks. They also currently provide EastGroup with advice on technology, infrastructure, management, and productivity in relation to its information technology capabilities, including training for all employees. This training supports information security awareness and adherence to Company policies and guidance through regular, mandatory training and random simulated phishing tests.

Additionally, EastGroup has information technology general controls in place in support of internal control over financial reporting. These controls are tested by the Company’s internal audit function and control deficiencies, if any, would be reported to senior management and the Audit Committee of the Board of Directors.

As of the date of this report, the Company has not identified breaches from any cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to affect operations, business strategy or financial condition. For additional information regarding our cybersecurity risks, see “Item 1A. Risk Factors - We rely on information technology in our operations, and any material failure, inadequacy, interruption or cyber-attack of that technology could harm our business.”

Governance Related to Cybersecurity Risks
EastGroup’s cybersecurity risk management process is assessed and managed by a cyber risk committee (“Cyber Risk Committee”), which includes the Company’s Chief Financial Officer (“CFO”), Chief Information Officer (“CIO”) and members of management within the information technology, finance and accounting, legal and internal audit functions. The CIO is a Certified Public Accountant (“CPA”), a Certified Information Technology Professional with the American Institute of CPAs and has over 20 years of experience in the areas of cybersecurity and information technology. Collectively, other members of the Cyber Risk Committee have technical expertise and experience in accounting, financial reporting and auditing, and law and compliance.

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

ITEM 2.  PROPERTIES.

EastGroup owned 536 industrial properties as of December 31, 2024.  These properties are located primarily in the Sunbelt states of Texas, Florida, California, Arizona and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 11, 2025, EastGroup’s operating portfolio was 96.5% leased and 95.7% occupied by tenants in approximately 1,600 leases, with no single tenant accounting for more than approximately 1.6% of the Company’s annualized based rent, as defined in the table below.  The Company has developed approximately 49% of its total portfolio (on a square foot basis), which includes real estate properties and development and value-add properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (92% of the total portfolio) with the remainder in bulk distribution space (7%) and business service space (1%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 24-32 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2024, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

The Company’s lease expirations are detailed below:

Years Ending December 31,	Number of Leases Expiring (1)	Total Area of Leases Expiring (in Square Feet) (1)	Annualized Base Rent of Leases Expiring (1) (2)	% of Total Base Rent of Leases Expiring (1)
2025 (3)	253	5,526,000	$50,843,000	10.1%
2026	326	10,178,000	$85,709,000	17.0%
2027	328	10,392,000	$91,190,000	18.0%
2028	260	8,031,000	$72,141,000	14.3%
2029	224	7,915,000	$71,009,000	14.1%
2030	114	5,735,000	$47,574,000	9.4%
2031	62	2,670,000	$25,944,000	5.1%
2032	33	2,227,000	$17,342,000	3.4%
2033	18	2,290,000	$21,216,000	4.2%
2034 and beyond	27	2,325,000	$22,447,000	4.4%

(1) Does not include lease renewal options.
(2) Annualized base rent represents the monthly cash rental rate, excluding tenant expense reimbursements, as of December 31, 2024, multiplied by 12 months.
(3) Includes month-to-month leases.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course and other actions not deemed to be material. Substantially all of these matters are anticipated to be covered by the Company’s liability insurance; they are also not expected to have a material adverse effect on the Company’s financial condition or results of operations, individually or in the aggregate. The Company cannot predict the outcome of any litigation with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, which could materially affect its financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II.  OTHER INFORMATION

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s shares of common stock are listed for trading on the NYSE under the symbol “EGP.”  As of February 11, 2025, there were 378 holders of record of the Company’s 52,024,019 outstanding shares of common stock. The Company distributed all of its 2024 and 2023 taxable income to its stockholders. We generally pay quarterly cash dividends to holders of our common stock at the discretion of our Board of Directors. Our future distributions may vary and will be determined by the Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board of Directors. Accordingly, no significant provisions for income taxes were necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2024 and 2023.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2024	2023
Common Share Distributions:	(Per share)
Ordinary dividends	$5.21028	5.02083
Nondividend distributions	—	—
Unrecaptured Section 1250 capital gain	—	—
Other capital gain	—	—
Total Common Distributions (1)	$5.21028	5.02083

 (1) Pursuant to Internal Revenue Code of 1986, as amended, Section 857(b)(9), cash distributions made on January 15, 2025 with a record date of December 31, 2024 were treated as received by shareholders on December 31, 2024 to the extent of 2024 undistributed earnings and profits. Cash distributions made on January 12, 2024 with a record date of December 29, 2023 were treated as received by shareholders on December 31, 2023 to the extent of 2023 undistributed earnings and profits.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2024 through October 31, 2024	—	$—	—	—
November 1, 2024 through November 30, 2024 (1)	14	172.72	—	—
December 1, 2024 through December 31, 2024 (1)	31	172.48	—	—
Total	45	$172.55	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock.

Performance Graph
The following graph compares, over the five years ended December 31, 2024, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE Nareit Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

$200
$180
$160
$140
$120
$100
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ended
EastGroup
FTSE Nareit Equity REITs
S&P 500 Total Return

	Fiscal years ended December 31,
	2019	2020	2021	2022	2023	2024
EastGroup	$100.00	106.70	179.73	120.29	153.53	138.42
FTSE Nareit Equity REITs	100.00	92.00	131.78	99.67	113.35	123.25
S&P 500 Total Return	100.00	118.40	152.39	124.79	157.60	197.03

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2019, and that all dividends were reinvested.

ITEM 6. [RESERVED].

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location-sensitive customers (primarily in the 20,000 to 100,000 square foot range).  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply-constrained submarkets in major Sunbelt regions.  The Company’s core markets are in the states of Texas, Florida, California, Arizona and North Carolina.

During 2024, economic uncertainty and stock market volatility continued due to a number of factors, including persistent inflation, interest rate uncertainty, concerns about supply chain or trade disruptions, particularly between the United States, Mexico and Canada and geopolitical conflict. While these factors did not have a significant adverse impact on EastGroup’s operations during 2024, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company’s leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor inflation and interest rates, as well as the uncertainty resulting from the overall regulatory and economic environment.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms.

During 2024, EastGroup sold, and subsequently settled the issuance of, 1,373,459 shares of common stock directly through sales agents under its at-the-market (“ATM”) common stock offering programs at a weighted average price of $174.30 per share, providing aggregate net proceeds to the Company of $236,996,000.

During 2024, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under its ATM programs with respect to 2,677,289 shares of common stock with an initial weighted average forward price of $178.32 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward equity sale agreements. Also during 2024, the Company settled outstanding forward equity sale agreements that were previously entered into under its ATM programs by issuing 2,698,077 shares of common stock in exchange for net proceeds of approximately $480,663,000.

Additionally, on June 13, 2024, the Company amended its unsecured bank credit facilities to extend the maturity date by three years to July 31, 2028. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary source of revenue is rental income.  During 2024, EastGroup executed leases on 9,384,000 square feet of operating properties (15.9% of EastGroup’s total square footage of 58,987,000 as of December 31, 2024). For new and renewal leases signed during 2024, average rental rates increased by 53.0% as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $4.66 for the year ended December 31, 2024, compared to $4.42 for 2023, a 5.4% increase. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2023 through December 31, 2024), increased 4.8% for 2024 compared to 2023.

EastGroup’s operating portfolio was 97.1% leased at December 31, 2024 compared to 98.7% at December 31, 2023. Occupancy at the end of 2024 for the operating portfolio was 96.1% compared to 98.2% at December 31, 2023. As of February 11, 2025, the operating portfolio was 96.5% leased and 95.7% occupied. As of December 31, 2024, leases approximating 10.1% of the operating portfolio, based on a percentage of annualized based rent, were scheduled to expire in 2025. This percentage was reduced to 8.2% as of February 11, 2025.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the year ended December 31, 2024, EastGroup purchased 61.1 acres of land in two markets for a total of $13,762,000. The Company began construction of 10 development projects containing 1,585,000 square feet in seven markets. Also in 2024, the Company transferred seven development and value-add projects (1,519,000 square feet) in six markets from its development and value-add program to real estate properties, with costs of $199,971,000 at the date of transfer. As of December 31, 2024, EastGroup’s development and value-add program consisted of 21 projects (4,143,000 square feet) located in 14 markets.  The projected total cost for the development and value-add projects, which were collectively 22.5% leased as of February 11, 2025, is $608,700,000, of which $184,632,000 remained to be invested as of December 31, 2024.

During the year ended December 31, 2024, EastGroup acquired 2,474,000 square feet of operating properties in six markets for a total of $390,011,000. There were no value-add property acquisitions during the period.

During the year ended December 31, 2024, EastGroup sold a group of operating properties in the Jackson, Mississippi market, containing 159,000 square feet and disposed of 5.4 acres of land in two markets, generating gross sales proceeds of $18,311,000. The Company recognized $8,751,000 in Gain on sales of real estate investments and $362,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the year ended December 31, 2024.

In the near term, the Company funds its development and acquisition programs through its $675,000,000 unsecured bank credit facilities (as discussed below in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. Moody’s Investors Service has assigned the Company’s issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt market in the future as a means to raise capital.

Investors and industry analysts following the real estate industry primarily utilize two supplemental operating performance measures in analyzing the Company's operating results: (1) funds from operations attributable to common stockholders (“FFO”), and (2) property net operating income (“PNOI”).

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

PNOI is defined as Income from real estate operations less Expenses from real estate operations (including market based internal management fee expense) plus the Company’s share of income and property operating expenses from its less-than-wholly-owned real estate investments.

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the year ended December 31, 2024, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2023 through December 31, 2024. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three fiscal years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
		(In thousands)
NET INCOME	$227,807	200,548	186,274
Gain on sales of real estate investments	(8,751)	(17,965)	(40,999)
Gain on sales of non-operating real estate	(362)	(446)	—
Interest income	(1,334)	(879)	(100)
Other revenue	(2,199)	(4,412)	(208)
Indirect leasing costs	785	582	546
Depreciation and amortization	189,411	171,078	153,638
Company’s share of depreciation from unconsolidated investment	125	124	124
Interest expense	38,956	47,996	38,499
General and administrative expense	20,619	16,757	16,362
Noncontrolling interest in PNOI of consolidated joint ventures	(62)	(62)	(105)
PROPERTY NET OPERATING INCOME (“PNOI”)	464,995	413,321	354,031
PNOI from 2023 and 2024 acquisitions	(19,249)	(3,334)	*
PNOI from 2023 and 2024 development and value-add properties	(31,544)	(13,190)	*
PNOI from 2023 and 2024 operating property dispositions	(177)	(2,819)	*
Other PNOI	208	166	*
SAME PNOI	414,233	394,144	*
Lease termination fee income from same properties	(2,192)	(1,020)	*
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$412,041	393,124	*

* Same property metrics are not applicable to the year ended December 31, 2022, as the same property metrics for 2024 and 2023 are based on operating properties owned during the entire current and prior year reporting periods (January 1, 2023 through December 31, 2024).

PNOI was calculated as follows for the three fiscal years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Income from real estate operations	$638,035	566,179	486,817
Expenses from real estate operations	(174,212)	(154,030)	(133,915)
Noncontrolling interest in PNOI of consolidated joint ventures	(62)	(62)	(105)
PNOI from 50% owned unconsolidated investment	1,234	1,234	1,234
PROPERTY NET OPERATING INCOME (“PNOI”)	$464,995	413,321	354,031

Income from real estate operations is comprised of rental income, expense reimbursement pass-through income and other real estate income.  Expenses from real estate operations is comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees and other operating costs.  Generally, the Company’s most significant operating expenses are property taxes and insurance.  Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company’s total leases).  Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases.  Modified gross leases often include base year amounts, and expense increases over these amounts are recoverable.  The Company’s exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$227,751	200,491	186,182
Depreciation and amortization	189,411	171,078	153,638
Company’s share of depreciation from unconsolidated investment	125	124	124
Depreciation and amortization attributable to noncontrolling interest	(5)	(5)	(17)
Gain on sales of real estate investments	(8,751)	(17,965)	(40,999)
Gain on sales of non-operating real estate	(362)	(446)	—
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS	408,169	353,277	298,928
Gain on involuntary conversion and business interruption claims	(1,708)	(4,187)	—
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS — EXCLUDING GAIN ON INVOLUNTARY CONVERSION AND BUSINESS INTERRUPTION CLAIMS	$406,461	349,090	298,928
Net income attributable to common stockholders per diluted share	$4.66	4.42	4.36
FFO attributable to common stockholders per diluted share	$8.35	7.79	7.00
FFO attributable to common stockholders per diluted share — excluding gain on involuntary conversion and business interruption claims	$8.31	7.70	7.00
Diluted shares for earnings per share and funds from operations	48,911	45,331	42,712

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the year ended December 31, 2024 was $227,751,000 ($4.67 per basic and $4.66 per diluted share) compared to $200,491,000 ($4.43 per basic and $4.42 per diluted share) for 2023. See Results of Operations for further analysis.

•The change in FFO per diluted share represents the increase or decrease in FFO per diluted share from the current year compared to the prior year.  For 2024, FFO was $8.35 per diluted share compared with $7.79 per diluted share for 2023, an increase of 7.2%. FFO Excluding Gain on Involuntary Conversion and Business Interruption Claims was $8.31 per diluted share for the year ended December 31, 2024 compared to $7.70 per diluted share for 2023, an increase of 7.9%. FFO increased during the year ended December 31, 2024, as compared to 2023, primarily due to the increase in PNOI and the decrease in interest expense, partially offset by an increase in general and administrative expense.

•For the year ended December 31, 2024, PNOI increased by $51,674,000, or 12.5%, compared to 2023. PNOI increased $20,089,000 from same property operations, $18,354,000 from newly developed and value-add properties and $15,915,000 from 2023 and 2024 acquisitions; PNOI decreased $2,642,000 from operating properties sold in 2023 and 2024.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2023 through December 31, 2024).  Same PNOI, excluding income from lease terminations, increased 4.8% for the year ended December 31, 2024, compared to 2023.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2023 through December 31, 2024). Same property average occupancy for the year ended December 31, 2024 was 96.7% compared to 98.2% for 2023.

•The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2023 through December 31, 2024). The same property average rental rate was $8.22 per square foot for the year ended December 31, 2024, compared to $7.76 per square foot for the year ended December 31, 2023.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2024 was 96.1%.  Quarter-end occupancy ranged from 96.5% to 98.2% over the previous four quarters ended December 31, 2023 to September 30, 2024.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (15.9% of total square footage) averaged 53.0% for the year ended December 31, 2024.

FINANCIAL CONDITION

EastGroup’s Total Assets were $5,077,476,000 at December 31, 2024, an increase of $558,263,000 from December 31, 2023.  Total Liabilities decreased $125,647,000 to $1,784,932,000, and Total Equity increased $683,910,000 to $3,292,544,000 during the same period.  The following paragraphs explain these changes in greater detail.

Assets

Real Estate Properties
Real estate properties increased $649,896,000 during the year ended December 31, 2024. The increase was primarily due to: (i) the acquisition of operating properties; (ii) the transfer of properties from Development and value-add properties to Real estate properties; (iii) capital improvements at the Company’s properties; (iv) right of use assets for the Company’s ground leases; and (v) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. These increases were partially offset by the sale of operating properties.

During 2024, EastGroup acquired the following operating properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2024	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)(3)
Spanish Ridge Industrial Park	Las Vegas, NV	231,000	01/23/2024	$54,859
147 Exchange	Raleigh, NC	274,000	05/03/2024	52,945
Hays Commerce Center 3 & 4	Austin, TX	179,000	08/19/2024	35,781
Riverpoint Industrial Park	Atlanta, GA	779,000	11/12/2024	87,576
DFW Global Logistics Centre 5-8 (4)	Dallas, TX	492,000	11/21/2024	75,852
Akimel Gateway (4)	Phoenix, AZ	519,000	12/26/2024	82,998
Total operating property acquisitions		2,474,000		$390,011
(1)Cost is calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, and represents the sum of the purchase price, closing costs and capitalized acquisition costs. Refer to Notes 1(j) and 2 in the Notes to Consolidated Financial Statements for further details.
(2)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets.
(3)Excludes acquired development land as discussed below.
(4)This operating property is located on land subject to a ground lease. See Note 2 of the Consolidated Financial Statements for further details.

During the year ended December 31, 2024, the Company made capital improvements of $58,128,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $3,784,000 on development and value-add projects subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

Also, during the year ended December 31, 2024, EastGroup sold a group of operating properties in the Jackson, Mississippi market containing 159,000 square feet, generating gross sales proceeds of $14,050,000. The Company recognized $8,751,000 in Gain on sales of real estate investments during the year ended December 31, 2024.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at December 31, 2024 consisted of properties in lease-up and under construction of $424,068,000 and prospective development (primarily land) of $250,404,000.  The Company’s total investment in Development and value-add properties at December 31, 2024 was $674,472,000 compared to $639,647,000 at December 31, 2023.  Total capital invested for development and value-add properties during 2024 was $245,033,000, which primarily consisted of improvement costs of $227,487,000 on development and value-add properties, $13,762,000 for new land investments, and costs of $3,784,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EastGroup capitalized internal development costs of $8,181,000 during the year ended December 31, 2024, compared to $10,472,000 during 2023. The decrease was due to variations in timing and volume of development projects starting during the year ended December 31, 2024, as compared to the same period of 2023.

There were no value-add acquisitions during the year ended December 31, 2024.

Also during 2024, EastGroup purchased 61.1 acres of development land in two markets for $13,762,000.  Costs associated with these acquisitions are included below in the Development and Value-Add Properties table. These increases were offset by the transfer of seven development and value-add projects to Real estate properties with a total investment of $199,971,000 as of the date of transfer.

During the year ended December 31, 2024, EastGroup sold 5.4 acres of land in two markets, generating gross sales proceeds of $4,261,000. The Company recognized $362,000 in gains on sales of non-operating real estate (included in Other on the Consolidated Statements of Income and Comprehensive Income) during the year ended December 31, 2024.

A summary of the Company’s Development and Value-Add Properties for the year ended December 31, 2024 follows:

	Actual or Estimated Building Size	Cumulative Costs Incurred as of 12/31/2024	Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	1,721,000	$223,889	$239,400
Under construction	2,422,000	200,179	369,300
Total lease-up and under construction	4,143,000	424,068	$608,700
Prospective development (primarily land)	9,919,000	250,404
Total Development and value-add properties as of December 31, 2024	14,062,000	$674,472

Total Development and value-add properties transferred to Real estate properties during the year ended December 31, 2024	1,519,000	$199,971	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $141,853,000 during 2024 due primarily to depreciation expense of $155,240,000, which increased due to operating properties acquired in 2023 and 2024 and properties transferred to Real estate properties. This increase was partially offset by the sale of operating properties.

Other Assets
Other assets increased $38,220,000 during 2024.  See Note 4 in the Notes to Consolidated Financial Statements for further details.

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $2,075,000 during the year ended December 31, 2024, mainly due to repayments of $64,968,000 and new debt issuance costs incurred during the year, offset by borrowings of $64,968,000 and the amortization of debt issuance costs during the year. The Company’s credit facilities are described in greater detail in Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs decreased $169,190,000 during the year ended December 31, 2024, primarily due to the repayment of a $50,000,000 term loan in August and $120,000,000 in principal repayments on the Company's senior unsecured notes in December. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $1,005,000 during 2024.  See Note 7 in the Notes to Consolidated Financial Statements for further details.

Other liabilities increased $44,613,000 during 2024.  See Note 8 in the Notes to Consolidated Financial Statements for further details.

Equity
Additional paid-in capital increased $723,486,000 during the year ended December 31, 2024 primarily due to the issuance of common stock under the Company’s ATM programs (as discussed in Note 9 in the Notes to Consolidated Financial Statements) and activity related to stock-based compensation (as discussed in Note 10 in the Notes to Consolidated Financial Statements).

During the year ended December 31, 2024, Distributions in excess of earnings increased $36,699,000 as a result of dividends on common stock of $264,450,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $227,751,000.

Accumulated other comprehensive income decreased $2,935,000 during 2024. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 11 and 12 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2024 Compared to 2023
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the year ended December 31, 2024 was $227,751,000 ($4.67 per basic and $4.66 per diluted share) compared to $200,491,000 ($4.43 per basic and $4.42 per diluted share) for the year ended December 31, 2023. The following paragraphs provide further details with respect to these changes:

•PNOI was $464,995,000 ($9.51 per diluted share) for the year ended December 31, 2024, compared to $413,321,000 ($9.12 per diluted share) for the year ended December 31, 2023.  PNOI increased $20,089,000 from same property operations, $18,354,000 from newly developed and value-add properties and $15,915,000 from 2023 and 2024 acquisitions; PNOI decreased $2,642,000 from operating properties sold in 2023 and 2024. Straight-lining of rent increased Income from real estate operations by $11,450,000 and $11,289,000 in 2024 and 2023, respectively.

•EastGroup recognized Gains on sales of real estate investments of $8,751,000 ($0.18 per diluted share) during 2024, compared to $17,965,000 ($0.40 per diluted share) during 2023. The Company’s sales transactions are described in Note 2 of the Notes to Consolidated Financial Statements.

•Depreciation and amortization was $189,411,000 ($3.87 per diluted share) for the year ended December 31, 2024, compared to $171,078,000 ($3.77 per diluted share) for the year ended December 31, 2023. The increase is primarily due to the operating properties acquired by the Company in 2023 and 2024 and the properties transferred from Development and value-add properties in 2023 and 2024. These increases are partially offset by operating properties sold in 2023 and 2024.

•Interest expense recognized was $38,956,000 ($0.80 per diluted share) during 2024, compared to $47,996,000 ($1.06 per diluted share) during 2023. See the table below for details.

•EastGroup recognized gains on involuntary conversion and business interruption claims of $1,708,000 ($0.03 per diluted share) during 2024, compared to $4,187,000 ($0.09 per diluted share) during 2023. Gains on involuntary conversion and business interruption claims are included in Other revenue on the Consolidated Statements of Income and Comprehensive Income.

•Weighted average shares outstanding increased by 3,580,000, on a diluted basis, during 2024 compared to 2023. The increase is primarily due to issuance of shares through the Company's offering programs, as discussed in Liquidity and Capital Resources.

EastGroup entered into 136 leases with certain rent concessions on 5,201,000 square feet during 2024 with total rent concessions of $13,135,000 over the terms of the leases, compared to 91 leases with rent concessions on 3,282,000 square feet with total rent concessions of $7,543,000 over the terms of the leases in 2023.

The Company’s percentage of leased square footage for the operating portfolio was 97.1% at December 31, 2024, compared to 98.7% at December 31, 2023.  Occupancy at the end of 2024 for the operating portfolio was 96.1% compared to 98.2% at December 31, 2023.

Interest Expense decreased $9,040,000 for the year ended December 31, 2024 compared to the year ended December 31, 2023.  The following table presents the components of Interest Expense for 2024 and 2023:

	Years Ended December 31,
VARIABLE RATE INTEREST EXPENSE	2024	2023	Increase (Decrease)
	(In thousands)
Unsecured bank credit facilities interest — variable rate (excluding amortization of facility fees and debt issuance costs)	$111	2,804	(2,693)
Amortization of facility fees — unsecured bank credit facilities	1,012	1,005	7
Amortization of debt issuance costs — unsecured bank credit facilities	1,036	1,003	33
Total variable rate interest expense	2,159	4,812	(2,653)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (excluding amortization of debt issuance costs) (1)	55,742	58,428	(2,686)
Secured debt interest (excluding amortization of debt issuance costs)	—	51	(51)
Amortization of debt issuance costs — unsecured debt	878	909	(31)
Amortization of debt issuance costs — secured debt	—	31	(31)
Total fixed rate interest expense	56,620	59,419	(2,799)
Total interest	58,779	64,231	(5,452)
Less capitalized interest	(19,823)	(16,235)	(3,588)
TOTAL INTEREST EXPENSE	$38,956	47,996	(9,040)

(1) Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 12 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense decreased by $2,653,000 for 2024 as compared to 2023 primarily due to a decrease in average borrowings, partially offset by an increase in the Company’s weighted average variable interest rates on its unsecured bank credit facilities as shown in the following table:

	Years Ended December 31,
	2024	2023	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities — variable rate	$1,776	49,384	(47,608)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	6.25%	5.68%

The Company’s fixed rate interest expense decreased by $2,799,000 for 2024 as compared to 2023 primarily as a result of the unsecured debt activity described below.

The following table presents the details of unsecured debt repayments during 2023 and 2024:

UNSECURED DEBT REPAID IN 2023 AND 2024	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$65 Million Senior Unsecured Term Loan	2.31%	03/31/2023	$65,000
$50 Million Senior Unsecured Notes	3.80%	08/28/2023	50,000
$50 Million Senior Unsecured Term Loan	4.08%	08/30/2024	50,000
$60 Million Senior Unsecured Notes	3.46%	12/13/2024	60,000
$60 Million Senior Unsecured Notes	3.48%	12/15/2024	60,000
Weighted Average Effectively Fixed Interest Rate and Total Payoff Amount for 2023 and 2024	3.37%		$285,000

In September 2023, the Company refinanced a $100,000,000 senior unsecured term loan, reducing the effectively fixed interest rate by approximately 45 basis points.

The decrease in interest expense from unsecured debt was partially offset by new unsecured debt obtained during the year ended December 31, 2023:

NEW UNSECURED DEBT IN 2023	Margin	Effectively Fixed Interest Rate	Date Obtained	Maturity Date	Amount
					(In thousands)
$100 Million Senior Unsecured Term Loan (1)	1.35%	5.27%	01/13/2023	01/13/2030	$100,000

(1) The interest rate on this unsecured term loan is comprised of Term Secured Overnight Financing Rate (“SOFR”) plus a margin which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into an interest rate swap agreement (further described in Note 12 in the Notes to Consolidated Financial Statements) to convert the loan’s Term SOFR rate to an effectively fixed interest rate. The interest rate in the table above is the effectively fixed interest rate for the loan, including the effect of the interest rate swap, as of December 31, 2024.

During 2024, EastGroup did not enter into or refinance any unsecured debt agreements.

EastGroup's financing and debt maturities are further described in Liquidity and Capital Resources.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased by $3,588,000 for 2024 as compared to 2023, due to changes in development activity and spending.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the years ended December 31, 2024 and 2023 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2024	2023
		(In thousands)
Upgrade on acquisitions	40 years	$1,435	1,892
Tenant improvements:
New tenants	Lease Term	18,540	16,352
Renewal tenants	Lease Term	2,964	3,503
Other:
Building improvements	5 - 40 years	13,006	8,085
Roofs	5 - 15 years	12,940	17,386
Parking lots	3 - 5 years	4,763	4,824
Other	5 years	4,480	1,508
Total real estate improvements (1)		$58,128	53,550

(1) Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Total real estate improvements	$58,128	53,550
Change in real estate property payables	(719)	(527)
Change in construction in progress	1,879	(1,907)
Real estate improvements on the Consolidated Statements of Cash Flows	$59,288	51,116

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2024 and 2023 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2024	2023
		(In thousands)
Development and value-add	Lease Term	$7,117	9,597
New tenants	Lease Term	16,478	9,379
Renewal tenants	Lease Term	11,318	12,696
Total capitalized leasing costs (1)		$34,913	31,672
Amortization of leasing costs		$25,522	22,133
(1) Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Total capitalized leasing costs	$34,913	31,672
Change in leasing commissions payables	(2,759)	332
Leasing commissions on the Consolidated Statements of Cash Flows	$32,154	32,004

2023 Compared to 2022
A discussion of changes in the Company’s results of operations between 2023 and 2022 has been omitted from this Form 10-K and can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “2023 Compared to 2022” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 14, 2024, and is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in future years to be consistent in nature with those for the year ended December 31, 2024.

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

As of December 31, 2024, EastGroup had total immediate liquidity of approximately $757,320,000, comprised of $17,529,000 of cash and cash equivalents, $672,345,000 of availability on our unsecured bank credit facilities, and approximately $67,446,000 of gross proceeds available on its outstanding forward equity sale agreements. See further details discussed below.

Net cash provided by operating activities was $416,587,000 for the year ended December 31, 2024.  The primary other sources of cash were from proceeds from common stock offerings; borrowings on unsecured bank credit facilities; and net proceeds from sales of real estate investments.  The Company distributed $252,794,000 in common stock dividends during 2024.  The Company also paid $390,011,000 related to the purchase of real estate property. Other primary uses of cash were for the construction and development of properties; repayments on unsecured bank credit facilities and unsecured debt; capital improvements at various properties; and leasing commissions.

As of December 31, 2024, the Company was contractually obligated to pay the dividend declared in December 2024, which was paid in January 2025. An amount for dividends payable of $74,049,000 was included in Accounts payable and accrued expenses at December 31, 2024, which includes dividends payable on unvested restricted stock of $1,617,000, which are subject to continued service and will be paid upon vesting in future periods.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of December 31, 2024, are as follows:

MATURITY DATES	Weighted Average Interest Rate (1)	Principal Payments Maturing
		(In thousands)
March 18, 2025	1.58%	$50,000
August 28, 2025	3.80%	20,000
October 1, 2025	3.97%	25,000
October 7, 2025	3.99%	50,000
Year 2026	2.56%	140,000
Year 2027	2.74%	175,000
Year 2028	3.10%	160,000
Year 2029	3.88%	155,000
Year 2030 and beyond	3.61%	735,000
Total Unsecured Debt	3.34%	$1,510,000

(1) These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

In August 2024, EastGroup repaid a $50,000,000 senior unsecured term loan at maturity with an effectively fixed interest rate of 4.08%.

In December 2024, the Company made principal repayments of two senior unsecured notes totaling $120,000,000. Senior unsecured notes with a principal balance of $60,000,000 had a fixed interest rate of 3.46%. The other senior unsecured notes with a principal balance of $60,000,000 had a fixed interest rate of 3.48%. Both payments were made at maturity.

Subsequent to year end, EastGroup refinanced a $100,000,000 senior unsecured term loan, reducing the credit spread by 30 basis points to a total effectively fixed interest rate of 4.97%. The loan, which previously had five years remaining, now has a three-year maturity with two, one-year extension options, at the Company's election.

On June 13, 2024, EastGroup entered into amended and restated credit agreements related to its $625,000,000 and $50,000,000 unsecured bank credit facilities, to extend the maturity dates from July 30, 2025 to July 31, 2028. There were no other material changes to the credit facilities, which are outlined below.

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company’s election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of December 31, 2024, was Term SOFR plus 76.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2024, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 5.222%. The Company has two standby letters of credit totaling $2,655,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of December 31, 2024, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2024, the interest rate was 5.335% with no outstanding balance.

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

The $625,000,000 facility is also subject to a sustainability-linked pricing component, pursuant to which the applicable interest rate margin is adjusted if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the years ended December 31, 2024, 2023 and 2022, which allowed for the interest rate reduction in each of the years subsequent to achieving the metric. The margin was effectively reduced on this unsecured bank credit facility for the years ended December 31, 2024 and 2023, by one basis point, from 77.5 to 76.5 basis points.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining minimum debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2024.

On October 25, 2024, we established an ATM common stock offering program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate gross sales price of up to $1,000,000,000 (the “Current ATM Program”). The Current ATM Program replaced our previous $750,000,000 ATM program (the “Prior ATM Program”), which was established on October 25, 2023, under which we had sold shares of our common stock having an aggregate gross sales price of $746,153,000 through October 25, 2024.

In connection with the Current ATM program, we may sell shares of our common stock through sales agents or through certain financial institutions acting as forward purchasers whereby, at our discretion, the forward counterparties may borrow from third parties and subsequently sell shares of our common stock. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock but defer settling and receiving the proceeds from the sale of shares until a later date. Additionally, the forward price that we expect to receive upon settlement of an agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the agreement.

During the year ended December 31, 2024, EastGroup sold, and subsequently settled the issuance of, 1,373,459 shares of common stock directly through sales agents under its ATM programs at a weighted average price of $174.30 per share, providing aggregate net proceeds to the Company of $236,996,000.

During the year ended December 31, 2024, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under its ATM programs with respect to 2,677,289 shares of common stock with an initial weighted average forward price of $178.32 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward equity sale agreements. Also during the year ended December 31, 2024, the Company settled outstanding forward equity sale agreements that were previously entered into under its ATM programs by issuing 2,698,077 shares of common stock in exchange for net proceeds of approximately $480,663,000.

Subsequent to December 31, 2024, EastGroup settled outstanding forward equity sale agreements that were previously entered into under the Current ATM Program by issuing 214,138 shares of common stock in exchange for net proceeds of approximately $37,005,000. As of February 12, 2025, the date of this Annual Report on Form 10-K, the Company had 171,115 shares of common stock, or approximately $29,688,000 of net proceeds, based on a weighted average forward price of $173.50 per share, available for settlement before the applicable settlement period expires in November 2025.

As of February 12, 2025, approximately $719,665,000 of common stock remains available to be sold under the Current ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

EastGroup’s other material cash requirements from known contractual and other obligations as of December 31, 2024 were as follows:

Cash Requirements (1)
(In thousands)
Real estate property obligations (2)	$19,195
Development and value-add obligations (3)	111,196
Tenant improvements obligations (4)	28,229
Operating lease obligations - Ground leases (5)	2,821
Total	$161,441

(1)Cash requirement due in less than one year; there were no related long-term cash requirements (other than ground lease payments, described below).
(2)Represents commitments on real estate properties, except for tenant improvement allowance obligations.
(3)Represents commitments on properties in the Company’s development and value-add program, except for tenant improvement allowance obligations.
(4)Represents tenant improvement allowance obligations.
(5)Represents ground lease payments due within one year. The Company also estimates future minimum ground lease payments of $148,849,000, due within the current lease terms of its ground leases. With the renewal options excluded, expiration dates range from August 2031 to December 2085.

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

For properties included in Development and value-add properties, costs associated with development (i.e., land, construction costs, interest expense, property taxes and other costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development projects based on development activity.

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

The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed rate and variable rate debt as of December 31, 2024.

	2025	2026	2027	2028		2029	Thereafter	Total	Fair Value
Unsecured bank credit facilities — variable rate (in thousands)	$—	—	—	—	(1)	—	—	—	—	(2)
Weighted average interest rate	—	—	—	5.28%	(3)	—	—	5.28%
Unsecured debt — fixed rate (in thousands)	$145,000	140,000	175,000	160,000		155,000	735,000	1,510,000	1,403,754	(4)
Weighted average interest rate	3.13%	2.56%	2.74%	3.10%		3.88%	3.61%	3.34%

(1)The variable rate unsecured bank credit facilities mature in July 2028, and as of December 31, 2024, the Company had no borrowings on both the $625,000,000 unsecured bank credit facility and the $50,000,000 unsecured bank credit facility. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of December 31, 2024.
(4)The fair value of the Company’s fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of December 31, 2024, it does not consider those exposures or positions that could arise after that date.  Assuming there was a $100,000,000 balance on the unsecured bank credit facilities, and if interest rates changed by 10%, or approximately 53 basis points, interest expense and cash flows would increase or decrease by approximately $528,000 annually. This does not include variable rate debt that has been effectively fixed through the use of interest rate swaps.
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

EastGroup’s financial results are affected by general economic conditions in the markets in which the Company’s properties are located.  The state of the economy, or other adverse changes in general or local economic conditions could result in the inability of some of the Company’s existing tenants to make lease payments and may therefore result in uncollectible rent, reducing Income from real estate operations.  It may also impact the Company’s ability to (i) renew leases or re-lease space as leases expire, or (ii) lease development space.  In addition, an economic downturn or recession, could also lead to an increase in overall vacancy rates or a decline in rents the Company can charge to re-lease properties upon expiration of current leases.  In all of these cases, EastGroup’s cash flows would be adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is hereby incorporated by reference to the Company’s Consolidated Financial Statements beginning on page 38 of this Annual Report on Form 10-K. There were no material retrospective changes to the Consolidated Statements of Income and Comprehensive Income in any quarters in the two most recent fiscal years that would require disclosure of supplementary financial data.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)Internal Control Over Financial Reporting.

(a)Management’s report on internal control over financial reporting.

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

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company's trading in its own securities, it is the Company's policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.

The information required by Item 14 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of EastGroup Properties, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 28, 2021).
3.2	Second Amended and Restated Bylaws of EastGroup Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 28, 2024).
4.1	Description of Securities (incorporated by reference to exhibit 4.1 to the Company’s Annual Report on Form 10-K filed February 16, 2022).
10.1*	EastGroup Properties, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 26, 2023).
10.2*
EastGroup Properties, Inc. Director Compensation Program Including the Independent Director Compensation Policy, as amended and restated as of May 23, 2024, pursuant to the EastGroup Properties, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 24, 2024).

10.3*
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

10.5*
Form of First Amendment to the Severance and Change in Control Agreement, entered into by and between the Company and each of R. Reid Dunbar and Ryan M. Collins (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 28, 2020).

10.6*	Form of Second Amendment to the Severance and Change in Control Agreement, entered into by and between the Company and each of R. Reid Dunbar and Ryan M. Collins (filed herewith).
10.7*
Form of Severance and Change in Control Agreement, entered into by and between the Company and Staci H. Tyler (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 28, 2020).

10.8*	Form of First Amendment to the Severance and Change in Control Agreement, entered into by and between the Company and Staci H. Tyler (filed herewith).
10.9*
Form of Indemnification Agreement entered into by and between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 28, 2020).

10.10
Note Purchase Agreement, dated as of August 28, 2013, by and among EastGroup Properties, L.P., the Company and each of the Purchasers of the Notes party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2013).

10.11
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

10.14
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

19.1	EastGroup Properties, Inc. Insider Trading Policy (filed herewith).
21.1	Subsidiaries of the Company (filed herewith).

Exhibit Number	Description
23.1	Consent of KPMG LLP (filed herewith).
24.1	Powers of attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (filed herewith).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Brent W. Wood, Chief Financial Officer (furnished herewith).
97.1*	EastGroup Properties, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed February 14, 2024).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).
*    Indicates a management contract or any compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimated relative fair value assigned to land in an asset acquisition

As discussed in Note 1(j) to the consolidated financial statements, the Company acquired $390,011,000 of assets, net of liabilities assumed, related to real estate property acquisitions during 2024 that were accounted for as asset acquisitions, of which $41,815,000 of the acquisition cost was allocated to land. The acquisition cost in an asset acquisition is allocated among the individual components of both tangible and intangible assets and liabilities acquired based on their relative fair values.

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

Chicago, Illinois
February 12, 2025

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The design of any system of internal control over financial reporting is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2024.

/s/ EASTGROUP PROPERTIES, INC.
Ridgeland, Mississippi
February 12, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on Internal Control Over Financial Reporting

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 12, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Chicago, Illinois
February 12, 2025

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands, except share and per share data)
ASSETS
Real estate properties	$5,503,444	4,853,548
Development and value-add properties	674,472	639,647
	6,177,916	5,493,195
Less accumulated depreciation	(1,415,576)	(1,273,723)
	4,762,340	4,219,472
Unconsolidated investment	7,448	7,539
Cash and cash equivalents	17,529	40,263
Other assets	290,159	251,939
TOTAL ASSETS	$5,077,476	4,519,213

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$(3,595)	(1,520)
Unsecured debt, net of debt issuance costs	1,507,157	1,676,347
Accounts payable and accrued expenses	147,342	146,337
Other liabilities	134,028	89,415
Total Liabilities	1,784,932	1,910,579

EQUITY
Stockholders’ Equity:
Common stock; $0.0001 par value; 70,000,000 shares authorized; 51,825,798 shares issued and outstanding at December 31, 2024 and 47,700,432 at December 31, 2023	5	5
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	3,673,393	2,949,907
Distributions in excess of earnings	(403,172)	(366,473)
Accumulated other comprehensive income	21,953	24,888
Total Stockholders’ Equity	3,292,179	2,608,327
Noncontrolling interest in joint ventures	365	307
Total Equity	3,292,544	2,608,634
TOTAL LIABILITIES AND EQUITY	$5,077,476	4,519,213

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$638,035	566,179	486,817
Other revenue	2,199	4,412	208
	640,234	570,591	487,025
EXPENSES
Expenses from real estate operations	174,212	154,030	133,915
Depreciation and amortization	189,411	171,078	153,638
General and administrative	20,619	16,757	16,362
Indirect leasing costs	785	582	546
	385,027	342,447	304,461

OTHER INCOME (EXPENSE)
Interest expense	(38,956)	(47,996)	(38,499)
Gain on sales of real estate investments	8,751	17,965	40,999
Other	2,805	2,435	1,210
NET INCOME	227,807	200,548	186,274
Net income attributable to noncontrolling interest in joint ventures	(56)	(57)	(92)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	227,751	200,491	186,182
Other comprehensive income (loss) – interest rate swaps	(2,935)	(11,483)	35,069
TOTAL COMPREHENSIVE INCOME	$224,816	189,008	221,251
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$4.67	4.43	4.37
Weighted average shares outstanding — Basic	48,803	45,224	42,599
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$4.66	4.42	4.36
Weighted average shares outstanding — Diluted	48,911	45,331	42,712

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2021	$4	1,886,820	(318,056)	1,302	1,390	1,571,460
Net income	—	—	186,182	—	92	186,274
Net unrealized change in fair value of interest rate swaps	—	—	—	35,069	—	35,069
Common dividends declared – $4.70 per share	—	—	(203,024)	—	—	(203,024)
Stock-based compensation, net of forfeitures	—	10,802	—	—	—	10,802
Issuance of 393,406 shares of common stock, common stock offering, net of expenses	—	75,375	—	—	—	75,375
Issuance of 1,868,809 shares of common stock, net of expenses in the purchase of real estate	—	303,682	—	—	—	303,682
Withheld 34,251 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(7,265)	—	—	—	(7,265)
Withheld 770 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(111)	—	—	—	(111)
Net distributions to noncontrolling interest	—	—	—	—	(220)	(220)
Purchase of noncontrolling interest in joint venture	—	(17,782)	—	—	(821)	(18,603)
BALANCE, DECEMBER 31, 2022	4	2,251,521	(334,898)	36,371	441	1,953,439
Net income	—	—	200,491	—	57	200,548
Net unrealized change in fair value of interest rate swaps	—	—	—	(11,483)	—	(11,483)
Common dividends declared – $5.04 per share	—	—	(232,066)	—	—	(232,066)
Stock-based compensation, net of forfeitures	—	11,777	—	—	—	11,777
Issuance of 4,094,896 shares of common stock, common stock offering, net of expenses	1	691,477	—	—	—	691,478
Withheld 31,254 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,836)	—	—	—	(4,836)
Withheld 184 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(32)	—	—	—	(32)
Net distributions to noncontrolling interest	—	—	—	—	(191)	(191)
BALANCE, DECEMBER 31, 2023	5	2,949,907	(366,473)	24,888	307	2,608,634
Net income	—	—	227,751	—	56	227,807
Net unrealized change in fair value of interest rate swaps	—	—	—	(2,935)	—	(2,935)
Common dividends declared – $5.34 per share	—	—	(264,450)	—	—	(264,450)
Stock-based compensation, net of forfeitures	—	12,493	—	—	—	12,493
Issuance of 4,071,536 shares of common stock, common stock offering, net of expenses	—	717,152	—	—	—	717,152
Withheld 33,381 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(6,125)	—	—	—	(6,125)
Withheld 192 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(34)	—	—	—	(34)
Contributions from noncontrolling interest	—	—	—	—	175	175
Net distributions to noncontrolling interest	—	—	—	—	(173)	(173)
BALANCE, DECEMBER 31, 2024	$5	3,673,393	(403,172)	21,953	365	3,292,544

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
OPERATING ACTIVITIES
Net income	$227,807	200,548	186,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,411	171,078	153,638
Stock-based compensation expense	10,476	8,965	8,292
Gain on sales of real estate investments	(8,751)	(17,965)	(40,999)
Gain on sales of non-operating real estate	(362)	(446)	—
Gain on involuntary conversion and business interruption claims	(1,708)	(4,187)	—
Changes in operating assets and liabilities:
Accrued income and other assets	(13,410)	(15,415)	(9,291)
Accounts payable, accrued expenses and prepaid rent	11,130	(5,922)	17,176
Other	1,994	1,546	1,411
NET CASH PROVIDED BY OPERATING ACTIVITIES	416,587	338,202	316,501
INVESTING ACTIVITIES
Development and value-add properties	(245,033)	(388,213)	(494,073)
Purchases of real estate	(390,011)	(165,116)	(2,049)
Real estate improvements	(59,288)	(51,116)	(40,851)
Net proceeds from sales of real estate investments and non-operating real estate	17,659	41,539	51,006
Leasing commissions	(32,154)	(32,004)	(37,272)
Proceeds from involuntary conversion on real estate assets	2,450	5,029	—
Changes in accrued development costs	(17,170)	12,163	4,211
Changes in other assets and other liabilities	(795)	7,660	(2,120)
NET CASH USED IN INVESTING ACTIVITIES	(724,342)	(570,058)	(521,148)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	64,968	471,624	942,173
Repayments on unsecured bank credit facilities	(64,968)	(641,624)	(981,383)
Proceeds from unsecured debt	—	100,000	525,000
Repayments on unsecured debt	(170,000)	(115,000)	(75,000)
Repayments on secured debt	—	(1,970)	(60,096)
Debt issuance costs	(3,178)	(1,818)	(2,067)
Distributions paid to stockholders (not including dividends accrued)	(252,794)	(225,625)	(193,936)
Proceeds from common stock offerings	717,659	692,312	75,622
Common stock offering related costs	(507)	(834)	(247)
Other	(6,159)	(5,002)	(29,756)
NET CASH PROVIDED BY FINANCING ACTIVITIES	285,021	272,063	200,310
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,734)	40,207	(4,337)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	40,263	56	4,393
CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,529	40,263	56
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $19,823, $16,235, and $12,393 for 2024, 2023 and 2022, respectively	$37,185	47,228	34,110
Cash paid for operating lease liabilities	2,406	2,042	1,793
Common stock issued in the purchase of real estate	—	—	303,682
Debt assumed in the purchase of real estate	—	—	60,000
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$21,836	2,379	559
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 and 2022

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

As of December 31, 2024, 2023 and 2022, EastGroup had a 95% controlling interest in a joint venture arrangement owning 6.5 acres of land in San Diego, known by the Company as Miramar Land. During the year ended December 31, 2023, a joint venture, in which EastGroup owns a 99.5% interest, acquired 29.3 acres of land in Denver, known by the Company as Arista 36 Business Park 1-3. As of December 31, 2024 and 2023, EastGroup continued to hold a controlling interest in these two joint venture arrangements.

During the year ended December 31, 2022, EastGroup acquired the 1% noncontrolling interest in Speed Distribution Center, a 519,000 square foot building in San Diego, in which the Company held a 99% controlling interest. As of December 31, 2024, 2023 and 2022, the Company continued to control and own 100% of the property.

The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center 2.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to, among other things, distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2024, 2023 and 2022 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The Company’s income tax treatment of share distributions is based on its taxable income, calculated in accordance with the Internal Revenue Code, which differs from U.S. generally accepted accounting principles (“GAAP”). The following table summarizes the federal income tax treatment for all distributions by the Company for the years ended December 31, 2024, 2023 and 2022.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2024	2023	2022
Common Share Distributions:	(Per share)
Ordinary dividends	$5.21028	5.02083	4.53746
Nondividend distributions	—	—	—
Unrecaptured Section 1250 capital gain	—	—	—
Other capital gain	—	—	—
Total Common Share Distributions (1)	$5.21028	5.02083	4.53746

(1) Pursuant to Internal Revenue Code of 1986, as amended, Section 857(b)(9), cash distributions made on January 15, 2025 with a record date of December 31, 2024 were treated as received by shareholders on December 31, 2024 to the extent of 2024 undistributed earnings and profits. Cash distributions made on January 12, 2024 with a record date of December 29, 2023 were treated as received by shareholders on December 31, 2023 to the extent of 2023 undistributed earnings and profits. Cash distributions made on January 13, 2023 with a record date of December 30, 2022 were treated as received by shareholders on December 31, 2022 to the extent of 2022 undistributed earnings and profits.

EastGroup applies the principles of Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2024 and 2023.

(c)Income Recognition
The Company’s primary source of revenue is rental income from business distribution space. Minimum rental income from real estate operations is recognized on a straight-line basis, when collectability is probable.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the terms of the individual leases.  The Company assesses the collectability of rent receivables, with a focus on identifying tenant defaults and bankruptcies that could affect collection of outstanding and future receivables. Management specifically analyzes the age of receivables, the payment history and financial condition of the tenant, on a tenant-by-tenant basis. If deemed uncollectible, revenue is recognized only when lease payments are received, or until such time that collection of future rent is deemed to be probable in accordance with ASC 842, Leases.

The Company’s primary source of revenue is rental income from business distribution space; as such, the Company is a lessor on a significant number of leases. The Company applies the principles of ASC 842, Leases. Initial indirect costs (primarily legal costs related to lease negotiations) are expensed rather than capitalized. EastGroup recorded Indirect leasing costs of $785,000, $582,000 and $546,000 on the Consolidated Statements of Income and Comprehensive Income during the years ended December 31, 2024, 2023 and 2022, respectively.

As permitted by ASC 842, Leases, EastGroup made an accounting policy election by class of underlying asset to not separate non-lease components (such as common area maintenance) of a contract from the lease component to which they relate when specific criteria are met. The Company believes its leases meet the criteria.

The table below presents the components of Income from real estate operations for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)

Lease income — operating leases	$477,647	424,063	364,957
Variable lease income (1)	160,388	142,116	121,860
Income from real estate operations	$638,035	566,179	486,817

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

Future Minimum Rental Receipts Under Non-Cancelable Leases
The Company’s leases with its customers may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate. In calculating the disclosures presented below, the Company included the fixed, non-cancelable terms of the leases. The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2024:

Years Ending December 31,	(In thousands)
2025	$497,772
2026	459,499
2027	372,124
2028	295,519
2029	221,056
Thereafter	446,149
Total minimum receipts	$2,292,119

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

(d)Real Estate Properties
EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources. The Company's properties are primarily in the 20,000 to 100,000 square foot range. The majority of the Company’s leases are triple net leases, in which the tenant is responsible for their pro rata share of operating expenses during the lease term, including real estate taxes, insurance and common area maintenance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who uses Net income as the primary measure of operating results in making decisions. Net income is computed in accordance with U.S. generally accepted accounting principles (“GAAP”). Net income is used to evaluate the performance of the Company’s investments in real estate assets and its operating results and to allocate resources in acquiring or developing industrial properties. The following income and significant expense categories are regularly provided to the Company’s CODM as components of Net income, which are presented on the Consolidated Statements of Income and Comprehensive Income: Income from real estate operations, Expenses from real estate operations, General and administrative and Interest expense.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the years ended December 31, 2024, 2023 and 2022, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $155,240,000, $141,003,000 and $125,199,000 for 2024, 2023 and 2022, respectively.

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

(f)Real Estate Sold and Held for Sale
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of December 31, 2024 or 2023.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not consider its sales in 2024, 2023, or 2022 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

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

(i)Amortization
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method, and the amortization is included in Interest Expense. Amortization of debt issuance costs was $1,914,000, $1,943,000 and $1,357,000 for 2024, 2023 and 2022, respectively. Amortization of facility fees was $1,012,000, $1,005,000 and $713,000 for 2024, 2023 and 2022, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  The related amortization expense is included in Depreciation and amortization. Leasing costs amortization expense was $25,522,000, $22,133,000 and $18,950,000 for 2024, 2023 and 2022, respectively.

Amortization expense for in-place lease intangibles is disclosed below in Real Estate Property Acquisitions and Acquired Intangibles.

(j)Real Estate Property Acquisitions and Acquired Intangibles
Upon acquisition of real estate properties, EastGroup applies the principles of ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2024, 2023 and 2022 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company has capitalized acquisition costs related to its 2024, 2023 and 2022 acquisitions.
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amortization of above and below market lease intangibles, which increased rental income by $2,916,000, $2,483,000 and $2,565,000 in 2024, 2023 and 2022, respectively, is included in Income from real estate operations.  Amortization expense for in-place lease intangibles, which was $8,649,000, $7,942,000 and $9,489,000 for 2024, 2023 and 2022, respectively, is included in Depreciation and amortization.

Projected amortization of in-place lease intangibles for the next five years as of December 31, 2024 is as follows:

Years Ending December 31,	(In thousands)
2025	$12,066
2026	9,356
2027	6,364
2028	3,907
2029	2,949
Thereafter	4,016
Total projected amortization of in-place lease intangibles	$38,658

EastGroup acquired real estate properties during 2024, 2023 and 2022 as discussed in Note 2. The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the real estate property acquisitions during the years ended December 31, 2024, 2023 and 2022.

	Costs Incurred During the Years Ended December 31,
ACQUIRED ASSETS AND ASSUMED LIABILITIES	2024	2023	2022
	(In thousands)
Land	$41,815	44,676	127,402
Buildings and building improvements	312,911	111,082	335,335
Tenant and other improvements	27,049	4,346	11,502
Right of use assets — Ground leases (operating)	21,836	—	—
Total real estate properties acquired	403,611	160,104	474,239
In-place lease intangibles (1)	27,102	7,242	11,871
Above market lease intangibles (1)	121	—	—
Below market lease intangibles (2)	(18,987)	(2,230)	(4,059)
Operating lease liabilities — Ground leases (3)	(21,836)	—	—
Total assets acquired, net of liabilities assumed	$390,011	165,116	482,051
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

The leases in the properties acquired during 2024, 2023 and 2022 had a weighted average remaining lease term at acquisition of approximately 4.1 years, 8.0 years and 3.9 years, respectively.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill and other intangibles existed during the years ended December 31, 2024, 2023 and 2022.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(k)Stock-Based Compensation
EastGroup applies the provisions of ASC 718, Compensation – Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured on the fair value of the equity or liability instruments issued. The cost for market based awards and awards that only require service are expensed on a straight-line basis over the requisite service periods. The cost for performance based awards is determined using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period.  This method accelerates the expensing of the award compared to the straight-line method.  For awards with a performance condition, compensation expense is recognized when the performance condition is considered probable of achievement.

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

The Company accrues dividends on shares granted and unvested and holds the certificates for the shares, and the employee can vote the shares once performance based or market based conditions are met.  Share certificates and dividends are delivered to the employee as they vest. Forfeitures of awards are recognized as they occur.

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

(m) Earnings per Share
The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted earnings per share (“EPS”).  Basic EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period.  The Company’s basic EPS is calculated by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. Outstanding forward equity sale agreements are potentially dilutive securities excluded from the basic EPS calculation until the agreements are settled, shares issued and proceeds received. Although unvested restricted shares are classified as issued and outstanding, they are considered forfeitable until the restrictions lapse and will not be included in the basic EPS calculation until the shares are vested.

Diluted EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  The Company calculates diluted EPS by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive securities including shares issuable under forward equity sale agreements and unvested restricted stock using the treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation. See Note 13 for details.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to all prior periods presented in the financial statements. EastGroup does not expect the adoption to have a material impact on its financial condition, results of operations or disclosures.
(q) Classification of Book Overdraft on Consolidated Statements of Cash Flows
The Company classifies changes in book overdraft in which the bank has not advanced cash to the Company to cover outstanding checks as an operating activity. Such amounts are included in Accounts payable, accrued expenses and prepaid rent in the Operating Activities section on the Consolidated Statements of Cash Flows.

(2)REAL ESTATE PROPERTIES AND DEVELOPMENT AND VALUE-ADD PROPERTIES

The Company’s Real estate properties and Development and value-add properties at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(In thousands)
Real estate properties:
Land	$888,140	814,364
Buildings and building improvements	3,815,850	3,336,615
Tenant and other improvements	761,061	684,573
Right of use assets — Ground leases (operating) (1)	38,393	17,996
Development and value-add properties (2)	674,472	639,647
	6,177,916	5,493,195
Less accumulated depreciation	(1,415,576)	(1,273,723)
	$4,762,340	4,219,472

(1)See Ground Leases discussion below for information regarding the Company’s right of use assets for ground leases.
(2)Value-add properties are defined in Note 1(e).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of real estate properties acquired for the years ended December 31, 2024, 2023 and 2022 follows:

		(Unaudited)
REAL ESTATE PROPERTIES ACQUIRED	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
2024
OPERATING PROPERTIES ACQUIRED
Spanish Ridge Industrial Park	Las Vegas, NV	231,000	01/23/2024	$54,859
147 Exchange	Raleigh, NC	274,000	05/03/2024	52,945
Hays Commerce Center 3 & 4	Austin, TX	179,000	08/19/2024	35,781
Riverpoint Industrial Park	Atlanta, GA	779,000	11/12/2024	87,576
DFW Global Logistics Centre 5-8 (2)	Dallas, TX	492,000	11/21/2024	75,852
Akimel Gateway (2)	Phoenix, AZ	519,000	12/26/2024	82,998
Total operating property acquisitions (3)		2,474,000		390,011
Total value-add property acquisitions (4)		—		—
Total acquired assets in 2024 (5)		2,474,000		$390,011
2023
OPERATING PROPERTIES ACQUIRED
Craig Corporate Center	Las Vegas, NV	156,000	04/18/2023	$34,365
Blue Diamond Business Park	Las Vegas, NV	254,000	09/05/2023	52,973
McKinney Logistics Center	Dallas, TX	193,000	10/02/2023	25,739
Park at Myatt	Nashville, TN	171,000	11/03/2023	30,793
Pelzer Point Commerce Center 1	Greenville, SC	213,000	12/21/2023	21,246
Total operating property acquisitions (3)		987,000		165,116
Total value-add property acquisitions (4)		—		—
Total acquired assets in 2023 (5)		987,000		$165,116
2022
OPERATING PROPERTIES ACQUIRED
Cebrian Distribution Center and Reed Distribution Center (6)	Sacramento, CA	329,000	06/01/2022	$49,726
6th Street Business Center, Benicia Distribution Center 1-5, Ettie Business Center, Laura Alice Business Center, Preston Distribution Center, Sinclair Distribution Center, Transit Distribution Center and Whipple Business Center (6)	San Francisco, CA	1,377,000	06/01/2022	309,404
Total operating property acquisitions (3)		1,706,000		359,130
VALUE-ADD PROPERTIES ACQUIRED
Cypress Preserve 1 & 2	Houston, TX	516,000	03/28/2022	54,462
Zephyr Distribution Center	San Francisco, CA	82,000	04/08/2022	29,017
Mesa Gateway Commerce Center	Phoenix, AZ	147,000	04/15/2022	18,315
Access Point 3	Greenville, SC	299,000	07/12/2022	21,127
Total value-add property acquisitions (4)		1,044,000		122,921
Total acquired assets in 2022 (5)		2,750,000		$482,051
(1)Cost is calculated in accordance with FASB ASC 805, Business Combinations, and represents the sum of the purchase price, closing costs and capitalized acquisition costs.
(2)This operating property is located on land subject to a ground lease. See Ground Leases discussion below for information regarding the Company’s right of use assets for ground leases.
(3)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets.
(4)Value-add properties are defined in Note 1(e).
(5)Excludes acquired development land as detailed below.
(6)The Company acquired these operating properties along with two land parcels, also in Sacramento, CA and San Francisco, CA, in connection with its acquisition of Tulloch Corporation in June 2022. Size and cost are presented on an aggregate basis for the properties located in Sacramento, CA and San Francisco, CA, respectively. In consideration for this acquisition, the Company assumed a $60,000,000 loan and issued 1,868,809 shares of the Company’s common stock. The acquisition date fair value of the loan assumed was $60,000,000, and the acquisition date fair value of the common shares, which was based on the closing share price on the acquisition date, was $303,756,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also during 2024, EastGroup purchased 61.1 acres of development land in two markets for $13,762,000. During 2023, EastGroup purchased 328.3 acres of development land in seven markets for $70,664,000. During 2022, EastGroup purchased 456.3 acres of development land in 10 markets for $123,717,000.

Sales of Real Estate
A summary of operating properties sold during for the years ended December 31, 2024, 2023 and 2022 follows:

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

The table above includes sales of operating properties. During the year ended December 31, 2024, the Company also sold 5.4 acres of land in two markets for $4,261,000 and recognized gains on the sales of $362,000. During the year ended December 31, 2023, the Company also sold 11.9 acres of land in two markets for $4,750,000 and recognized gains on the sales of $446,000. The Company did not sell any land during the year ended December 31, 2022. The gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

Development and Value-Add Properties
As of December 31, 2024, the Company’s development and value-add program consisted of projects in lease-up, under construction and prospective development (primarily land), as detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development projects for 2024 were $19,823,000, compared to $16,235,000 for 2023 and $12,393,000 for 2022. In addition, EastGroup capitalized internal development costs of $8,181,000 during 2024, compared to $10,472,000 during 2023 and $9,985,000 in 2022.

Total capital invested for development and value-add properties during 2024 was $245,033,000, which primarily consisted of improvement costs of $227,487,000 on development and value-add properties, $13,762,000 for new land investments, and costs of $3,784,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s Development and Value-Add Properties for the year ended December 31, 2024 follows:

	(Unaudited)		(Unaudited)
	Actual or Estimated Building Size	Cumulative Costs Incurred as of 12/31/2024	Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	1,721,000	$223,889	$239,400
Under construction	2,422,000	200,179	369,300
Total lease-up and under construction	4,143,000	424,068	$608,700
Prospective development (primarily land)	9,919,000	250,404
Total Development and value-add properties as of December 31, 2024	14,062,000	$674,472

Total Development and value-add properties transferred to Real estate properties during the year ended December 31, 2024	1,519,000	$199,971	(1)

(1) Represents cumulative costs at the date of transfer.

Ground Leases
EastGroup applies ASC 842, Leases, for its ground leases, which are classified as operating leases. As of December 31, 2023, the Company had operating properties subject to ground leases in Florida, Texas and Arizona. In November and December 2024, EastGroup assumed ground leases in connection with the acquisitions of DFW Global Logistics Centre 5-8 in Dallas and Akimel Gateway in Phoenix; we recorded right of use assets and liabilities of $10,795,000 and $11,041,000, respectively. As of December 31, 2024 and 2023, the unamortized balances of the Company’s right of use assets for its ground leases were $38,393,000 and $17,996,000, respectively. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets.

The ground leases have terms of 40 to 65 years and renewal options of 15 to 35 years, except for one lease in Arizona which is automatically and perpetually renewed annually.  With the renewal options included, expiration dates range from August 2051 to December 2085. The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. Total ground lease expenditures for the years ended December 31, 2024, 2023 and 2022 were $1,936,000, $1,758,000 and $1,755,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  These future changes in payments will be considered variable payments and will not impact the assessment of the asset or liability unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease terms for the Company's ground leases were 47 years and 35 years as of December 31, 2024 and 2023, respectively.

The following schedule indicates approximate future minimum ground lease payments, including renewal periods, for these properties by year as of December 31, 2024:

Years Ending December 31,	(In thousands)
2025	$2,821
2026	2,951
2027	2,968
2028	3,040
2029	3,102
Thereafter	152,366
Total minimum payments	167,248
Imputed interest (1)	(127,861)
Total ground lease liabilities	$39,387

(1)As the Company’s leases do not provide an implicit rate, in order to calculate the present value of the remaining ground lease payments, the Company used its incremental borrowing rate, adjusted for a number of factors, including the long-term nature of the ground leases and the Company’s estimated borrowing costs, to determine the imputed interest for its ground leases. The weighted-average discount rates for the Company's ground leases were 6.82% and 5.99% as of December 31, 2024 and 2023, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)UNCONSOLIDATED INVESTMENT

The Company owns a 50% undivided tenant-in-common interest in Industry Distribution Center II, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2026 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $7,448,000 at December 31, 2024, and $7,539,000 at December 31, 2023.

(4)OTHER ASSETS

A summary of the Company’s Other assets follows:

	December 31,
	2024	2023
	(In thousands)
Leasing costs (principally commissions)	$173,582	158,741
Accumulated amortization of leasing costs	(63,179)	(57,646)
Leasing costs (principally commissions), net of accumulated amortization	110,403	101,095

Acquired in-place lease intangibles	59,101	39,600
Accumulated amortization of acquired in-place lease intangibles	(20,443)	(19,395)
Acquired in-place lease intangibles, net of accumulated amortization	38,658	20,205

Acquired above market lease intangibles	564	482
Accumulated amortization of acquired above market lease intangibles	(376)	(318)
Acquired above market lease intangibles, net of accumulated amortization	188	164

Straight-line rents receivable	83,722	72,360
Accounts receivable	10,033	9,984
Interest rate swap assets	21,953	27,366
Right of use assets — Office leases (operating)	2,228	2,828
Goodwill	990	990
Escrow deposits and prepaid costs for pending transactions	3,336	745
Prepaid insurance	6,469	7,208
Receivable for insurance proceeds	3,863	1,425
Prepaid expenses and other assets	8,316	7,569
Total Other assets	$290,159	251,939

(5)UNSECURED BANK CREDIT FACILITIES

The Company’s borrowings on unsecured bank credit facilities are detailed below:

	December 31,
	2024	2023
	(In thousands)
Unsecured bank credit facilities — variable rate, carrying amount	$—	—
Unamortized debt issuance costs	(3,595)	(1,520)
Unsecured bank credit facilities, net of debt issuance costs	$(3,595)	(1,520)

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 13, 2024, EastGroup entered into amended and restated credit agreements related to its $625,000,000 and $50,000,000 unsecured bank credit facilities, to extend the maturity dates from July 30, 2025 to July 31, 2028. There were no other material changes to the credit facilities, which are outlined below.

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company’s election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of December 31, 2024, was Term Secured Overnight Financing Rate (“SOFR”) plus 76.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2024, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 5.222%. The Company has two standby letters of credit totaling $2,655,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of December 31, 2024, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2024, the interest rate was 5.335% with no outstanding balance.

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

The $625,000,000 facility also includes a sustainability-linked pricing component, pursuant to which the applicable interest rate margin is adjusted if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the years ended December 31, 2024, 2023, and 2022, which allowed for the interest rate reduction in each of the years subsequent to achieving the metric. The margin was effectively reduced on this unsecured bank credit facility for the years ended December 31, 2024 and 2023, by one basis point, from 77.5 to 76.5 basis points.

Average unsecured bank credit facilities borrowings were $1,776,000 in 2024, $49,384,000 in 2023 and $182,478,000 in 2022, with weighted average interest rates (excluding amortization of facility fees and debt issuance costs) of 6.25% in 2024, 5.68% in 2023 and 2.32% in 2022.  Amortization of facility fees was $1,012,000, $1,005,000 and $713,000 for 2024, 2023 and 2022, respectively.  Amortization of debt issuance costs for the Company’s unsecured bank credit facilities was $1,036,000, $1,003,000 and $650,000 for 2024, 2023 and 2022, respectively.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining minimum debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2024 and 2023.

(6)UNSECURED DEBT

The Company’s unsecured debt is detailed below:

	December 31,
	2024	2023
	(In thousands)
Unsecured debt - fixed rate, carrying amount (1)	$1,510,000	1,680,000
Unamortized debt issuance costs	(2,843)	(3,653)
Unsecured debt, net of debt issuance costs	$1,507,157	1,676,347

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the carrying amount of Unsecured debt follows:

				Balance at December 31,
	Margin	Interest Rate	Maturity Date	2024	2023
				(In thousands)
$50 Million Unsecured Term Loan (1)	0.94%	4.08%	08/30/2024	$—	50,000
$60 Million Senior Unsecured Notes	Not applicable	3.46%	12/13/2024	—	60,000
$60 Million Senior Unsecured Notes	Not applicable	3.48%	12/15/2024	—	60,000
$50 Million Unsecured Term Loan (1)	1.10%	1.58%	03/18/2025	50,000	50,000
$20 Million Senior Unsecured Notes	Not applicable	3.80%	08/28/2025	20,000	20,000
$25 Million Senior Unsecured Notes	Not applicable	3.97%	10/01/2025	25,000	25,000
$50 Million Senior Unsecured Notes	Not applicable	3.99%	10/07/2025	50,000	50,000
$100 Million Unsecured Term Loan (1)	0.94%	2.09%	10/10/2026	100,000	100,000
$40 Million Senior Unsecured Notes	Not applicable	3.75%	12/15/2026	40,000	40,000
$100 Million Unsecured Term Loan (1)	0.95%	1.80%	03/25/2027	100,000	100,000
$75 Million Unsecured Term Loan (1)	0.94%	3.99%	08/31/2027	75,000	75,000
$60 Million Senior Unsecured Notes	Not applicable	3.93%	04/10/2028	60,000	60,000
$100 Million Unsecured Term Loan (1) (2)	0.95%	2.61%	09/29/2028	100,000	100,000
$80 Million Senior Unsecured Notes	Not applicable	4.27%	03/28/2029	80,000	80,000
$75 Million Senior Unsecured Notes	Not applicable	3.47%	08/19/2029	75,000	75,000
$100 Million Unsecured Term Loan (1)	1.35%	5.27%	01/13/2030	100,000	100,000
$100 Million Senior Unsecured Notes	Not applicable	2.61%	10/14/2030	100,000	100,000
$125 Million Senior Unsecured Notes	Not applicable	2.74%	06/10/2031	125,000	125,000
$35 Million Senior Unsecured Notes	Not applicable	3.54%	08/15/2031	35,000	35,000
$150 Million Senior Unsecured Notes	Not applicable	3.03%	04/20/2032	150,000	150,000
$75 Million Senior Unsecured Notes	Not applicable	2.71%	10/14/2032	75,000	75,000
$75 Million Senior Unsecured Notes	Not applicable	4.90%	10/12/2033	75,000	75,000
$75 Million Senior Unsecured Notes	Not applicable	4.95%	10/12/2034	75,000	75,000
				$1,510,000	1,680,000

(1)The interest rates on these unsecured term loans are comprised of Term SOFR plus a margin which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into interest rate swap agreements (further described in Note 12) to convert the loans’ Term SOFR rates to effectively fixed interest rates. The interest rates in the table above are the effectively fixed interest rates for the loans, including the effects of the interest rate swaps, as of December 31, 2024.
(2)This term loan was refinanced effective September 29, 2023. The margin was reduced by approximately 45 basis points, changing the effectively fixed rate from 3.06% to 2.61%.

In August 2024, EastGroup repaid a $50,000,000 senior unsecured term loan at maturity with an effectively fixed interest rate of 4.08%.

In December 2024, the Company made principal repayments of two senior unsecured notes totaling $120,000,000. Senior unsecured notes with a principal balance of $60,000,000 had a fixed interest rate of 3.46%. The other senior unsecured notes with a principal balance of $60,000,000 had a fixed interest rate of 3.48%. Both payments were made at maturity.

The Company did not enter into or refinance any unsecured debt agreements during the year ended December 31, 2024.

During the year ended December 31, 2023, EastGroup closed on a $100,000,000 unsecured term loan with an effectively fixed interest rate of 5.27%. The Company refinanced a $100,000,000 unsecured term loan, reducing the interest rate by 45 basis points. EastGroup repaid a $65,000,000 unsecured term loan with an effectively fixed interest rate of 2.31%. The Company also made a scheduled $50,000,000 principal repayment on its senior unsecured notes with a fixed interest rate of 3.80%.

During the year ended December 31, 2022, EastGroup closed on a total of $525,000,000 of new unsecured debt with a weighted average effectively fixed interest rate of 3.82%. The Company refinanced a $100,000,000 unsecured term loan, reducing the

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate by 60 basis points. EastGroup also repaid a $75,000,000 unsecured term loan with an effectively fixed interest rate of 3.03%.

The Company’s unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2024 and 2023.

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt (primarily unsecured), and/or proceeds from the issuance of equity instruments.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of December 31, 2024 are as follows:

Years Ending December 31,	(In thousands)
2025	$145,000
2026	140,000
2027	175,000
2028	160,000
2029	155,000
Thereafter	735,000
Total unsecured debt, before amortization of debt issuance costs	$1,510,000

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2024	2023
	(In thousands)
Property taxes payable	$11,528	9,508
Development costs payable	16,388	29,487
Retainage payable	10,920	14,992
Real estate improvements and capitalized leasing costs payable	8,753	5,275
Interest payable	8,351	8,493
Dividends payable	74,049	62,393
Incentive compensation payable	6,726	6,166
Other payables and accrued expenses	10,627	10,023
Total Accounts payable and accrued expenses	$147,342	146,337

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	December 31,
	2024	2023
	(In thousands)
Security deposits	$43,506	37,102
Prepaid rent and other deferred income	24,813	20,070
Operating lease liabilities — Ground leases	39,387	18,758
Operating lease liabilities — Office leases	2,269	2,882

Acquired below-market lease intangibles	29,198	11,451
Accumulated amortization of acquired below-market lease intangibles	(6,781)	(5,006)
Acquired below-market lease intangibles, net of accumulated amortization	22,417	6,445

Interest rate swap liabilities	—	2,478
Other liabilities	1,636	1,680
Total Other liabilities	$134,028	89,415

(9)COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
	Common Stock (in shares)
Shares outstanding at beginning of year	47,700,432	43,575,539	41,268,846
Common stock offerings	4,071,536	4,094,896	393,406
Common stock issued in the purchase of real estate	—	—	1,868,809
Incentive restricted stock granted	84,308	57,741	71,217
Incentive restricted stock forfeited	(2,545)	(1,015)	—
Director common stock awarded	—	—	161
Director restricted stock granted	5,040	4,134	5,696
Employee common stock awarded	600	575	2,425
Stock withheld for tax obligations	(33,573)	(31,438)	(35,021)
Shares outstanding at end of year	51,825,798	47,700,432	43,575,539

On October 25, 2024, we established an at-the-market common stock offering program (“ATM program”) pursuant to which we are able to sell from time to time shares of our common stock having an aggregate gross sales price of up to $1,000,000,000 (the “Current ATM Program”). The Current ATM Program replaces our previous $750,000,000 ATM program (the “Prior ATM Program”), which was established on October 25, 2023, under which we had sold shares of our common stock having an aggregate gross sales price of $746,153,000 through October 25, 2024. In addition, we previously established a $750,000,000 ATM program on December 16, 2022, under which we had sold shares of our common stock having an aggregate gross sales price of $464,305,000 through October 25, 2023.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Direct Common Stock Issuance Activity
The following table presents the Company’s common stock issuance activity sold directly through sales agents pursuant to the Company's ATM programs during the years ended December 31, 2024, 2023 and 2022:

Years Ended December 31,	Common Stock Issued (1)	Weighted Average Price	Gross Proceeds	Net Proceeds
	(In shares)	(Per share)	(In thousands)	(In thousands)
2024	1,373,459	$174.30	$239,390	$236,996
2023	4,094,896	170.77	699,304	692,312
2022	393,406	194.17	76,386	75,622
(1) Excludes shares of common stock sold on a forward basis as described in the following paragraph.

Forward Equity Offering Activity
In connection with the Current ATM program, we may sell shares of our common stock through sales agents or through certain financial institutions acting as forward purchasers whereby, at our discretion, the forward counterparties, or their agents or affiliates, may borrow from third parties and subsequently sell shares of our common stock. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock but defer settling and receiving the proceeds from the sale of shares until a later date. Additionally, the forward price that we expect to receive upon settlement of an agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the agreement.

The following table presents the Company’s forward equity offering activity during the years ended December 31, 2024 and December 31, 2023:

	Common Stock	Weighted Average Price	Gross Proceeds
	(In shares)	(Per share)	(In thousands)
Forward Sale Agreements Outstanding at December 31, 2022	—	N/A	$—

Forward sale agreements settled — shares issued and proceeds received	—	N/A	—
New forward sale agreements (1)	406,041	183.92	74,679
Forward Sale Agreements Outstanding at December 31, 2023	406,041	$183.92	$74,679

Forward sale agreements settled — shares issued and proceeds received (2)	(2,698,077)	179.63	(484,653)
New forward sale agreements (1)	2,677,289	178.32	477,420
Forward Sale Agreements Outstanding at December 31, 2024	385,253	$175.07	$67,446
(1) The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward sale agreements.
(2) EastGroup settled outstanding forward equity sale agreements by issuing 2,698,077 shares of common stock in exchange for net proceeds of approximately $480,663,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 1,396,713 and 1,484,116 shares available for grant under the 2023 Equity Plan as of December 31, 2024 and 2023, respectively, and 1,422,437 shares available for grant under the 2013 Equity Plan as of December 31, 2022. Typically, the Company issues new shares to fulfill stock grants.
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

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model used to determine the grant date fair value of the multi-year market conditions component of the long-term compensation awards for 2024, 2023 and 2022:

	2024 Award	2023 Award	2022 Award

Valuation date	2/26/2024	3/2/2023	3/3/2022
Risk-free interest rate	4.65%	4.68%	1.64%
Expected share price volatility for the Company	22.85%	31.01%	30.01%
Expected share price volatility for peer group companies - low end of range	20.46%	27.31%	26.32%
Expected share price volatility for peer group companies - high end of range	62.79%	51.26%	50.10%
Expected dividend yield	2.84%	3.02%	2.27%
Number of simulation paths	1,000,000	1,000,000	1,000,000
Grant date fair value (in thousands)	$4,442	4,885	2,912

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

The following table presents the total shareholder return component of the long-term compensation awards for the four years ended December 31, 2024:

	2024 Award	2023 Award	2022 Award	2021 Award

Grant date	2/26/2024	3/2/2023	3/3/2022	2/25/2021
Performance period	1/1/24 - 12/31/26	1/1/23 - 12/31/25	1/1/22 - 12/31/24	1/1/21 - 12/31/23
Range of earnable shares - low end of range	—	—	—	—
Range of earnable shares - high end of range	39,364	44,725	27,212	36,400
Shares determined	N/A (1)	N/A (1)	N/A (1)	36,400
    (1) The market conditions for this award have not yet been satisfied and the number of shares have not yet been determined.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The long term awards subject only to continuing employment are expensed on a straight-line basis over the requisite service period (25% vests in each of the following four years). The following table presents the service only component of the long-term compensation awards for the four years ended December 31, 2024:

	2024 Award	2023 Award	2022 Award	2021 Award

Grant date	2/26/2024	3/2/2023	3/3/2022	2/25/2021
Shares granted	8,436	9,583	5,830	7,801
Grant date share price	$179.17	165.83	193.54	138.93

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

The following table presents the Company performance measures component of the annual equity compensation awards for the three years ended December 31, 2024:

	2024 Award	2023 Award	2022 Award

Grant date	2/26/2024	3/2/2023	3/3/2022
Performance period	1/1/24 - 12/31/24	1/1/23 - 12/31/23	1/1/22 - 12/31/22
Range of earnable shares - low end of range	—	—	—
Range of earnable shares - high end of range	18,548	21,438	13,289
Shares determined	N/A (1)	21,438	12,761
Grant date share price	$179.17	165.83	193.54
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

The following table presents the individual performance goals component of the annual equity compensation awards for the three years ended December 31, 2024:

	2024 Award	2023 Award	2022 Award

Grant date	N/A (1)	2/14/2024	2/15/2023
Performance period	1/1/24 - 12/31/24	1/1/23 - 12/31/23	1/1/22 - 12/31/22
Range of earnable shares - low end of range	—	—	—
Range of earnable shares - high end of range	5,652	5,358	3,323
Shares determined	N/A (1)	4,814	3,022
Grant date share price	N/A (1)	$183.46	168.90
(1) For this award, the performance conditions and grant date criteria under ASC 718, Compensation - Stock Compensation, have not yet been satisfied and the date of grant and resulting number of shares have not yet been determined.

Equity compensation is also awarded to the Company’s non-executive officers, which are subject to service only conditions and expensed on a straight-line basis over the requisite service period (20% vests in each of the following five years). The total

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation expense is based upon the fair market value of the shares on the grant date. The following table presents the compensation awards to non-executive officers for the three years ended December 31, 2024:

	2024 Award	2023 Award	2022 Award

Grant date	8/5/2024	6/20/2023	6/20/2022
Shares granted	12,150	11,325	11,225
Grant date share price	$179.35	172.70	148.48

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

Stock-based compensation cost for employees was $11,729,000, $11,013,000 and $10,236,000 for 2024, 2023 and 2022, respectively, of which $2,017,000, $2,812,000 and $2,510,000 were capitalized as part of the Company’s development costs for the respective years. As of December 31, 2024, there was $4,425,000 of unrecognized compensation cost related to unvested restricted stock compensation for employees and directors that is expected to be recognized over a weighted average period of 2.8 years.

During the restricted period for granted and unvested awards, dividends are accrued based upon the number of shares expected to be awarded.  As of December 31, 2024, 2023 and 2022, accrued dividends on unvested restricted stock were $1,617,000, $1,921,000 and $1,610,000, respectively. Of the shares that vested in 2024, 2023 and 2022, 33,381 shares, 31,254 shares and 34,251 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2024, 2023 and 2022. As of the grant dates, the aggregate fair value of shares that were granted during 2024, 2023 and 2022 was $11,270,000, $8,562,000 and $8,654,000, respectively. As of the vesting dates, the aggregate fair value of shares that vested during 2024, 2023 and 2022 was $14,324,000, $11,304,000 and $17,124,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	80,282	$153.43	96,708	$131.79	106,056	$116.37
Granted (1) (2)	84,308	133.68	57,741	148.28	71,217	121.52
Forfeited	(2,545)	156.45	(1,015)	144.79	—	—
Vested	(77,976)	124.12	(73,152)	120.87	(80,565)	102.42
Unvested at end of year	84,069	160.72	80,282	153.43	96,708	131.79

(1) Includes restricted shares granted during the year without performance or market conditions. Also includes restricted shares granted in previous years, for long-term and annual equity compensation awards for the Company's executive officers, for which performance based or market based conditions have been satisfied and the resulting number of shares have been determined during the year.
(2) Does not include restricted shares subject to open performance periods. For the long-term equity compensation awards established in 2022 and 2023 and the long-term and annual equity compensation awards established in 2024, the number of shares depend on satisfaction of performance based or market based conditions, and the number of shares to be earned could range from zero to 135,501.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a vesting schedule of the total unvested shares for employees as of December 31, 2024:

Unvested Shares Vesting Schedule	Number of Shares
2025	41,306
2026	22,978
2027	10,809
2028	6,546
2029	2,430
Total Unvested Shares	84,069

Directors Equity Awards
The Board of Directors has adopted a policy under the 2023 Equity Plan pursuant to which awards will be made to non-employee Directors. The current policy provides that the Company shall automatically award an annual restricted share award to each non-employee Director who has been elected or re-elected as a member of the Board of Directors at the Annual Meeting. The number of shares shall be equal to $135,000 divided by the fair market value of a share on the date of such election. If a non-employee Director is elected or appointed to the Board of Directors other than at an Annual Meeting of the Company, the annual restricted share award shall be pro rated. The restricted shares vest in full on the earlier of the one-year anniversary of the date of grant or the next annual meeting of shareholders following the date of grant, subject to the non-employee director’s continued service on the Board through such vesting date, subject to certain exceptions. The shares are expensed on a straight-line basis over the service period. The policy also provides that each new non-employee Director appointed or elected will receive an automatic award of restricted shares of Common Stock on the effective date of election or appointment equal to $25,000 divided by the fair market value of the Company’s Common Stock on such date. These restricted shares will vest 25% per year over a four-year period upon the performance of future service as a Director, subject to certain exceptions. The shares are expensed on a straight-line basis over the service period.

Directors were granted 5,040, 4,134 and 5,568 shares of common stock as annual restricted share awards during 2024, 2023 and 2022, respectively.

Stock-based compensation expense for directors was $764,000, $764,000 and $566,000 for 2024, 2023 and 2022, respectively.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to directors with the related weighted average grant date fair value share prices for 2024, 2023 and 2022. As of the grant dates, the aggregate fair value of shares that were granted during 2024, 2023 and 2022 was $811,000, $661,000 and $906,000, respectively. As of the vesting dates, the fair value of shares that vested during 2024, 2023 and 2022 was $680,000, $904,000 and $8,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	4,282	$160.15	5,800	$158.31	156	$120.39
Granted	5,040	160.87	4,134	159.79	5,696	159.00
Forfeited	—	—	—	—	—	—
Vested	(4,218)	159.58	(5,652)	158.00	(52)	120.39
Unvested at end of year	5,104	161.33	4,282	160.15	5,800	158.31

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income.  The components of Accumulated other comprehensive income for 2024, 2023 and 2022 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 12 for information regarding the Company’s interest rate swaps.

	Years Ended December 31,
	2024	2023	2022
ACCUMULATED OTHER COMPREHENSIVE INCOME:	(In thousands)
Balance at beginning of year	$24,888	36,371	1,302
Other comprehensive income (loss) - interest rate swaps	(2,935)	(11,483)	35,069
Balance at end of year	$21,953	24,888	36,371

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

The Company’s objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the term of the agreements without exchange of the underlying notional amount.

As of December 31, 2024, EastGroup had six interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $9,821,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 and 2023, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

NOTIONAL VALUE OF INTEREST RATE DERIVATIVES	December 31, 2024	December 31, 2023
	(In thousands)
Interest Rate Swap	$100,000	100,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	50,000	50,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	75,000	75,000
Interest Rate Swap	—	50,000
Interest Rate Swap	100,000	100,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2024 and 2023. See Note 16 for additional information on the fair value of the Company’s interest rate swaps.

DERIVATIVES DESIGNATED AS CASH FLOW HEDGES AT FAIR VALUE	December 31, 2024	December 31, 2023
	(In thousands)
Interest rate swap assets (1)	$21,953	27,366
Interest rate swap liabilities (2)	—	2,478
(1) Included in Other assets on the Consolidated Balance Sheets.
(2) Included in Other Liabilities on the Consolidated Balance Sheets.

The table below presents the effect of the Company’s derivative financial instruments (interest rate swaps) on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	2024	2023	2022
	(In thousands)
Amount of income recognized in Other comprehensive income (loss) on derivatives	$14,869	6,319	37,563
Amount of (income) loss reclassified from Accumulated other comprehensive income into Interest expense	(17,804)	(17,802)	(2,494)

See Note 11 for additional information on the Company’s Accumulated other comprehensive income resulting from its interest rate swaps.

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with financial institutions the Company regards as credit-worthy.

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of December 31, 2024, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)EARNINGS PER SHARE

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — net income attributable to common stockholders	$227,751	200,491	186,182
Denominator — weighted average shares outstanding — Basic	48,803	45,224	42,599
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — net income attributable to common stockholders	$227,751	200,491	186,182
Denominator:
Weighted average shares outstanding — Basic	48,803	45,224	42,599
Effect of dilutive securities	108	107	113
Weighted average shares outstanding — Diluted	48,911	45,331	42,712

(14)DEFINED CONTRIBUTION PLAN

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $1,317,000, $1,246,000 and $1,158,000 for 2024, 2023 and 2022, respectively.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2024 and 2023.

	December 31,
	2024		2023
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$17,529	17,529	40,263	40,263
Interest rate swap assets	21,953	21,953	27,366	27,366
Financial Liabilities:
Unsecured debt (2)	1,510,000	1,403,754	1,680,000	1,548,655
Interest rate swap liabilities	—	—	2,478	2,478

(1)Carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions, except as indicated in the notes below.
(2)Carrying amounts and fair values shown in the table exclude debt issuance costs (see Note 6 for additional information).

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

(17)SUBSEQUENT EVENTS

Subsequent to December 31, 2024, EastGroup settled outstanding forward equity sale agreements under the Current ATM Program by issuing 214,138 shares of common stock in exchange for net proceeds of approximately $37,005,000.

Subsequent to year end, EastGroup refinanced a $100,000,000 senior unsecured term loan, reducing the credit spread by 30 basis points to a total effectively fixed interest rate of 4.97%. The loan, which previously had five years remaining, now has a three-year maturity with two one-year extension options at the Company's election.

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
Westport Commerce Center	$980	3,800	4,577	980	8,377	—	9,357	6,033	1994	1983/87
Benjamin Distribution Center 1 & 2	843	3,963	2,344	883	6,267	—	7,150	4,885	1997	1996
Benjamin Distribution Center 3	407	1,503	872	407	2,375	—	2,782	1,923	1999	1988
Palm River Center	1,190	4,625	4,334	1,190	8,959	—	10,149	6,464	1997/98	1990/97/98
Palm River North 1 & 3	1,005	4,688	3,884	1,005	8,572	—	9,577	5,897	1998	2000
Palm River North 2	634	4,418	825	634	5,243	—	5,877	3,923	1997/98	1999
Palm River South 1	655	3,187	1,408	655	4,595	—	5,250	2,595	2000	2005
Palm River South 2	655	—	5,430	655	5,430	—	6,085	3,226	2000	2006
Walden Distribution Center 1	337	3,318	2,018	337	5,336	—	5,673	3,217	1997/98	2001
Walden Distribution Center 2	465	3,738	1,775	465	5,513	—	5,978	3,943	1998	1998
Oak Creek Distribution Center 1	1,109	6,126	1,955	1,109	8,081	—	9,190	5,582	1998	1998
Oak Creek Distribution Center 2	647	3,603	2,238	647	5,841	—	6,488	3,852	2003	2001
Oak Creek Distribution Center 3	439	—	3,668	556	3,551	—	4,107	1,851	2005	2007
Oak Creek Distribution Center 4	682	6,472	1,279	682	7,751	—	8,433	4,359	2005	2001
Oak Creek Distribution Center 5	724	—	6,405	916	6,213	—	7,129	3,370	2005	2007
Oak Creek Distribution Center 6	642	—	6,242	812	6,072	—	6,884	3,174	2005	2008
Oak Creek Distribution Center 7	740	—	6,471	740	6,471	—	7,211	1,685	2005	2017
Oak Creek Distribution Center 8	843	—	6,431	1,051	6,223	—	7,274	1,835	2005	2015
Oak Creek Distribution Center 9	618	—	5,259	781	5,096	—	5,877	2,404	2005	2009
Oak Creek Distribution Center 10	106	—	753	352	507	—	859	6	2005	n/a
Oak Creek Distribution Center A	185	—	1,565	185	1,565	—	1,750	783	2005	2008
Oak Creek Distribution Center B	227	—	1,654	227	1,654	—	1,881	815	2005	2008
Oak Creek Distribution Center C Land	355	—	1,291	355	1,291	—	1,646	134	2005	n/a
Airport Commerce Center	1,257	4,012	1,231	1,257	5,243	—	6,500	3,628	1998	1998
Westlake Distribution Center	1,333	6,998	3,047	1,333	10,045	—	11,378	7,406	1998	1998/99
Expressway Commerce Center 1	915	5,346	1,949	915	7,295	—	8,210	4,731	2002	2004

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Expressway Commerce Center 2	1,013	3,247	1,295	1,013	4,542	—	5,555	2,941	2003	2001
Silo Bend Distribution Center	4,131	27,497	7,126	4,132	34,622	—	38,754	14,410	2011	1987/90
Tampa East Distribution Center	791	4,758	935	791	5,693	—	6,484	2,573	2011	1984
Tampa West Distribution Center	2,139	8,502	2,446	2,140	10,947	—	13,087	4,370	2011	1975/93/94
Madison Distribution Center	495	2,779	575	495	3,354	—	3,849	1,473	2012	2007
Madison Distribution Center 2 & 3	624	—	7,309	624	7,309	—	7,933	2,326	2012	2015
Madison Distribution Center 4 & 5	565	—	8,564	565	8,564	—	9,129	2,670	2012	2016
Grand Oaks 75 Business Center 1	3,572	12,979	373	3,572	13,352	—	16,924	2,720	2019	2017
Grand Oaks 75 Business Center 2	2,589	10,226	2,379	2,589	12,605	—	15,194	2,180	2019	2019
Grand Oaks 75 Business Center 3	1,767	—	9,930	1,770	9,927	—	11,697	1,194	2019	2021
Grand Oaks 75 Business Center 4	2,334	—	17,077	2,338	17,073	—	19,411	1,262	2019	2022
Orlando
Chancellor Center	291	1,711	759	291	2,470	—	2,761	1,812	1996/97	1996/97
Exchange Distribution Center 1	603	2,414	3,829	603	6,243	—	6,846	4,292	1994	1975
Exchange Distribution Center 2	300	945	553	300	1,498	—	1,798	1,123	2002	1976
Exchange Distribution Center 3	320	997	554	320	1,551	—	1,871	1,119	2002	1980
Sunbelt Distribution Center	1,472	5,745	7,350	1,472	13,095	—	14,567	10,855	1989/97/98	1974/87/97/ 98
John Young Commerce Center 1	497	2,444	1,890	497	4,334	—	4,831	3,165	1997/98	1997/98
John Young Commerce Center 2	512	3,613	798	512	4,411	—	4,923	3,354	1998	1999
Sunport Center 1	555	1,977	1,375	555	3,352	—	3,907	2,322	1999	1999
Sunport Center 2	597	3,271	2,306	597	5,577	—	6,174	4,394	1999	2001
Sunport Center 3	642	3,121	1,460	642	4,581	—	5,223	3,192	1999	2002
Sunport Center 4	642	2,917	2,479	642	5,396	—	6,038	3,741	1999	2004
Sunport Center 5	750	2,509	4,112	750	6,621	—	7,371	3,987	1999	2005
Sunport Center 6	672	—	3,804	672	3,804	—	4,476	2,139	1999	2006
Southridge Commerce Park 1	373	—	5,594	373	5,594	—	5,967	3,753	2003	2006
Southridge Commerce Park 2	342	—	5,090	342	5,090	—	5,432	2,987	2003	2007
Southridge Commerce Park 3	547	—	5,913	547	5,913	—	6,460	3,251	2003	2007
Southridge Commerce Park 4	506	—	5,057	506	5,057	—	5,563	2,813	2003	2006
Southridge Commerce Park 5	382	—	5,233	382	5,233	—	5,615	2,950	2003	2006

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Southridge Commerce Park 6	571	—	6,245	571	6,245	—	6,816	3,203	2003	2007
Southridge Commerce Park 7	520	—	7,023	520	7,023	—	7,543	3,688	2003	2008
Southridge Commerce Park 8	531	—	6,782	531	6,782	—	7,313	3,079	2003	2008
Southridge Commerce Park 9	468	—	6,506	468	6,506	—	6,974	2,971	2003	2012
Southridge Commerce Park 10	414	—	4,947	414	4,947	—	5,361	1,805	2003	2012
Southridge Commerce Park 11	513	—	6,003	513	6,003	—	6,516	2,314	2003	2012
Southridge Commerce Park 12	2,025	—	17,283	2,025	17,283	—	19,308	7,838	2005	2008
Horizon Commerce Park 1	991	—	6,890	991	6,890	—	7,881	2,482	2008	2014
Horizon Commerce Park 2	1,111	—	7,744	1,111	7,744	—	8,855	2,689	2008	2014
Horizon Commerce Park 3	991	—	6,654	991	6,654	—	7,645	1,973	2008	2016
Horizon Commerce Park 4	1,097	—	8,629	1,097	8,629	—	9,726	2,951	2008	2015
Horizon Commerce Park 5	1,108	—	8,654	1,108	8,654	—	9,762	2,415	2008	2017
Horizon Commerce Park 6	1,099	—	11,250	1,099	11,250	—	12,349	2,463	2008	2019
Horizon Commerce Park 7	962	—	7,908	962	7,908	—	8,870	2,396	2008	2017
Horizon Commerce Park 8 & 9	1,590	—	16,673	1,590	16,673	—	18,263	2,926	2008	2019
Horizon Commerce Park 10	846	—	6,634	846	6,634	—	7,480	1,423	2009	2018
Horizon Commerce Park 11	1,101	—	9,914	1,101	9,914	—	11,015	1,969	2009	2019
Horizon Commerce Park 12	1,416	—	10,672	1,416	10,672	—	12,088	2,744	2009	2017
Horizon West 1	1,326	—	11,077	1,326	11,077	—	12,403	572	2020	2023
Horizon West 2 & 3	2,895	—	16,024	2,895	16,024	—	18,919	2,064	2020	2021
Horizon West 4	4,047	—	23,983	4,047	23,983	—	28,030	1,452	2020	2022
Horizon West 10	4,904	—	37,466	4,905	37,465	—	42,370	1,147	2020	2023
MCO Logistics Center	6,769	—	17,943	6,771	17,941	—	24,712	351	2022	2024
Jacksonville
Deerwood Distribution Center	1,147	1,799	6,883	1,147	8,682	—	9,829	5,961	1989	1978
Phillips Distribution Center	1,375	2,961	6,390	1,375	9,351	—	10,726	6,967	1994	1984/95
Lake Pointe Business Park	3,442	6,450	12,064	3,442	18,514	—	21,956	15,684	1993	1986/87
Ellis Distribution Center	540	7,513	4,834	540	12,347	—	12,887	7,385	1997	1977
Westside Distribution Center	2,011	15,374	11,660	2,011	27,034	—	29,045	17,892	1997/2008	1984/85
Beach Commerce Center	476	1,899	1,133	476	3,032	—	3,508	2,095	2000	2000
Interstate Distribution Center	1,879	5,700	2,789	1,879	8,489	—	10,368	5,731	2005	1990

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Flagler Center	7,317	14,912	2,007	7,317	16,919	—	24,236	4,566	2016	1997/2005
Ft. Lauderdale/Palm Beach area
Linpro Commerce Center	613	2,243	4,225	616	6,465	—	7,081	5,456	1996	1986
Lockhart Distribution Center	—	3,489	3,795	—	7,284	2,596	9,880	6,025	1997	1986
Interstate Commerce Center	485	2,652	2,313	485	4,965	—	5,450	3,561	1998	1988
Executive Airport Distribution Ctr	1,991	4,857	6,503	1,991	11,360	—	13,351	6,826	2001	2004/06
Sample 95 Business Park	2,202	8,785	5,351	2,202	14,136	—	16,338	10,950	1996/98	1990/99
Blue Heron Distribution Center	975	3,626	3,996	975	7,622	—	8,597	5,078	1999	1986
Blue Heron Distribution Center 2	1,385	4,222	2,350	1,385	6,572	—	7,957	4,307	2004	1988
Blue Heron Distribution Center 3	450	—	3,144	450	3,144	—	3,594	1,509	2004	2009
Weston Commerce Park	4,163	9,951	2,121	4,163	12,072	—	16,235	2,944	2016	1998
Fort Myers
SunCoast Commerce Center 1	911	—	5,550	928	5,533	—	6,461	2,543	2005	2008
SunCoast Commerce Center 2	911	—	5,556	928	5,539	—	6,467	2,766	2005	2007
SunCoast Commerce Center 3	1,720	—	7,327	1,763	7,284	—	9,047	3,393	2006	2008
SunCoast Commerce Center 4	1,733	—	7,785	1,762	7,756	—	9,518	2,098	2006	2017
SunCoast Commerce Center 5	1,511	—	6,911	1,594	6,828	—	8,422	1,777	2006	2019
SunCoast Commerce Center 6	1,537	—	7,350	1,594	7,293	—	8,887	1,489	2006	2019
SunCoast Commerce Center 7	1,533	—	7,175	1,533	7,175	—	8,708	973	2006	2020
SunCoast Commerce Center 8	1,533	—	6,851	1,533	6,851	—	8,384	1,406	2006	2020
SunCoast Commerce Center 10	732	—	12,571	732	12,571	—	13,303	444	2020	2023
SunCoast Commerce Center 11	785	—	9,038	785	9,038	—	9,823	633	2020	2023
SunCoast Commerce Center 12	785	—	7,840	785	7,840	—	8,625	562	2020	2022
Miami
Gateway Commerce Park 1	5,746	—	17,966	5,746	17,966	—	23,712	4,495	2016	2018
Gateway Commerce Park 2	3,224	—	19,202	3,224	19,202	—	22,426	1,045	2016	2023
Gateway Commerce Park 3	5,491	—	13,086	3,176	15,401	—	18,577	1,236	2016	2022
Gateway Commerce Park 4	4,711	—	19,679	4,711	19,679	—	24,390	2,399	2016	2020
Gateway Commerce Park 5	5,746	—	18,429	5,357	18,818	—	24,175	4,496	2016	2019

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
CALIFORNIA
San Francisco area
Wiegman Distribution Center 1	2,197	8,788	5,037	2,308	13,714	—	16,022	8,886	1996	1986/87
Wiegman Distribution Center 2	2,579	4,316	875	2,579	5,191	—	7,770	1,729	2012	1998
Huntwood Distribution Center	3,842	15,368	4,749	3,842	20,117	—	23,959	15,133	1996	1988
San Clemente Distribution Center	893	2,004	1,023	893	3,027	—	3,920	2,357	1997	1978
Yosemite Distribution Center	259	7,058	3,364	731	9,950	—	10,681	6,318	1999	1974/87
6th Street Business Center	1,438	9,513	105	1,438	9,618	—	11,056	671	2022	1966
Benicia Distribution Center 1	6,632	36,362	832	6,632	37,194	—	43,826	2,743	2022	2005
Benicia Distribution Center 2	7,027	36,679	1,058	7,027	37,737	—	44,764	2,765	2022	2001
Benicia Distribution Center 3	2,136	9,792	384	2,136	10,176	—	12,312	761	2022	1998
Benicia Distribution Center 4	3,191	12,993	1,002	3,191	13,995	—	17,186	1,060	2022	1979
Benicia Distribution Center 5	3,161	16,885	245	3,161	17,130	—	20,291	1,246	2022	2007
Laura Alice Business Center	1,174	2,437	20	1,174	2,457	—	3,631	212	2022	2000
Preston Distribution Center	7,261	33,833	1,473	7,261	35,306	—	42,567	2,621	2022	1998
Sinclair Distribution Center	12,488	27,259	473	12,488	27,732	—	40,220	1,988	2022	1983
Transit Distribution Center	21,317	10,635	327	21,317	10,962	—	32,279	927	2022	1971
Whipple Business Center	17,984	15,344	723	17,984	16,067	—	34,051	1,319	2022	1986
Zephyr Distribution Center	18,033	10,602	583	18,033	11,185	—	29,218	1,183	2022	1991
Los Angeles area
Eucalyptus Distribution Center	11,392	11,498	934	11,392	12,432	—	23,824	2,544	2018	1988
Kingsview Industrial Center	643	2,573	1,450	643	4,023	—	4,666	2,659	1996	1980
Dominguez Distribution Center	2,006	8,025	5,163	2,006	13,188	—	15,194	8,922	1996	1977
Main Street Distribution Center	1,606	4,103	1,276	1,606	5,379	—	6,985	3,781	1999	1999
Walnut Business Center	2,885	5,274	3,522	2,885	8,796	—	11,681	6,539	1996	1966/90
Washington Distribution Center	1,636	4,900	1,612	1,636	6,512	—	8,148	4,226	1997	1996/97
Chino Distribution Center	2,544	10,175	2,151	2,544	12,326	—	14,870	10,742	1998	1980
Ramona Distribution Center	3,761	5,751	734	3,761	6,485	—	10,246	1,635	2014	1984
Industry Distribution Center 1	10,230	12,373	5,167	10,230	17,540	—	27,770	13,153	1998	1959
Industry Distribution Center 3	—	3,012	(140)	—	2,872	—	2,872	2,863	2007	1992

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Chestnut Business Center	1,674	3,465	846	1,674	4,311	—	5,985	2,720	1998	1999
Rancho Distribution Center	16,180	11,140	828	16,180	11,968	—	28,148	1,647	2020	2006
Fresno
Shaw Commerce Center	2,465	11,627	8,983	2,465	20,610	—	23,075	15,633	1998	1978/81/87
San Diego
Eastlake Distribution Center	3,046	6,888	3,935	3,046	10,823	—	13,869	7,085	1997	1989
Miramar Land	13,980	—	29	13,981	28	—	14,009	5	2019	n/a
Ocean View Corporate Center	6,577	7,105	2,007	6,577	9,112	—	15,689	4,779	2010	2005
Rocky Point Distribution Center 1	8,857	13,388	114	8,857	13,502	—	22,359	2,981	2019	2019
Rocky Point Distribution Center 2	7,623	11,614	1,426	7,623	13,040	—	20,663	2,099	2019	2019
Siempre Viva Distribution Center 1	4,628	9,211	409	4,628	9,620	—	14,248	1,766	2018	2003
Siempre Viva Distribution Center 2	2,868	5,694	157	2,877	5,842	—	8,719	925	2019	2002
Siempre Viva Distribution Center 3-6	31,815	100,861	612	31,815	101,473	—	133,288	9,893	2021	2001-2003
Speed Distribution Center	15,282	—	57,147	15,114	57,315	—	72,429	4,565	2019	2022
Sacramento
Cebrian Distribution Center	2,360	13,488	655	2,360	14,143	—	16,503	1,216	2022	1975
Reed Distribution Center	5,887	28,195	516	5,887	28,711	—	34,598	2,295	2022	1990
TENNESSEE
Nashville
Park at Myatt	2,463	27,813	—	2,463	27,813	—	30,276	1,192	2023	2022
TEXAS
Dallas
Allen Station 1 & 2	5,815	17,612	2,235	5,815	19,847	—	25,662	5,645	2018	2001
Interstate Warehouse 1 & 2	1,746	4,941	4,817	1,746	9,758	—	11,504	8,328	1988	1978
Interstate Warehouse 3	519	2,008	1,744	519	3,752	—	4,271	2,962	2000	1979
Interstate Warehouse 4	416	2,481	953	416	3,434	—	3,850	2,296	2004	2002
Interstate Warehouse 5, 6, & 7	1,824	4,106	2,993	1,824	7,099	—	8,923	4,901	2009	1979/80/81
LakePort 1-3	2,984	—	22,689	2,984	22,689	—	25,673	4,224	2018	2020
LakePort 4 & 5	2,716	—	21,610	2,716	21,610	—	24,326	1,471	2018	2023
Logistics Center 6 & 7	—	12,605	3,225	—	15,830	1,451	17,281	3,427	2019	2018
Venture Warehouses	1,452	3,762	3,284	1,452	7,046	—	8,498	6,358	1988	1979

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
ParkView Commerce Center 1-3	2,663	—	19,234	2,663	19,234	—	21,897	6,251	2014	2015
Shady Trail Distribution Center	635	3,621	1,609	635	5,230	—	5,865	3,466	2003	1998
Valwood Distribution Center	4,361	34,405	6,104	4,361	40,509	—	44,870	17,021	2012	1986/87/97/98
Northfield Distribution Center	12,470	50,713	11,043	12,471	61,755	—	74,226	25,574	2013	1999-2001/03/04/08
CreekView 1 & 2	3,275	—	15,062	3,275	15,062	—	18,337	4,919	2015	2017
CreekView 3 & 4	2,600	—	13,842	2,600	13,842	—	16,442	4,259	2015	2018
CreekView 5 & 6	2,682	—	13,263	2,681	13,264	—	15,945	3,171	2016	2020
CreekView 7 & 8	2,640	—	15,299	2,640	15,299	—	17,939	2,759	2016	2020
CreekView 9 & 10	3,985	—	12,290	3,987	12,288	—	16,275	1,041	2020	2022
The Rock at Star Business Park	5,296	27,223	324	5,296	27,547	—	32,843	6,462	2020	2019
DFW Global Logistics Centre 1-4	—	86,564	1,535	—	88,099	10,163	98,262	10,275	2021	2014/15
DFW Global Logistics Centre 5-8	—	75,259	5	—	75,264	10,691	85,955	426	2024	2017/20
McKinney 1 & 2	3,419	—	24,103	3,419	24,103	—	27,522	627	2020	2023
McKinney 3 & 4	4,228	—	22,725	4,228	22,725	—	26,953	2,019	2020	2022
McKinney Logistics Center	6,899	18,216	71	6,899	18,287	—	25,186	992	2023	2022
Fort Worth
Arlington Tech Centre 1 & 2	2,510	10,096	3,495	2,515	13,586	—	16,101	2,615	2019	2019
Arlington Tech Centre 3	1,725	—	8,408	1,725	8,408	—	10,133	437	2020	2023
Basswood 1 & 2	4,086	—	20,427	4,087	20,426	—	24,513	2,122	2019	2022
Parc North 1-4	4,615	26,358	8,266	4,615	34,624	—	39,239	10,364	2016	2016
Parc North 5	1,286	—	8,121	1,286	8,121	—	9,407	2,032	2016	2019
Parc North 6	1,233	—	9,706	1,233	9,706	—	10,939	2,248	2016	2019
Houston
World Houston Int’l Business Ctr 1 & 2	660	5,893	3,435	660	9,328	—	9,988	6,064	1998	1996
World Houston Int’l Business Ctr 3 & 4	820	5,130	1,418	707	6,661	—	7,368	4,486	1998	1998
World Houston Int’l Business Ctr 6	425	2,423	1,068	425	3,491	—	3,916	2,368	1998	1998
World Houston Int’l Business Ctr 7 & 8	680	4,584	5,729	680	10,313	—	10,993	7,764	1998	1998
World Houston Int’l Business Ctr 9	800	4,355	3,123	800	7,478	—	8,278	4,622	1998	1998
World Houston Int’l Business Ctr 10	933	4,779	1,311	933	6,090	—	7,023	3,804	2001	1999
World Houston Int’l Business Ctr 11	638	3,764	1,826	638	5,590	—	6,228	3,860	1999	1999

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
World Houston Int’l Business Ctr 12	340	2,419	931	340	3,350	—	3,690	2,027	2000	2002
World Houston Int’l Business Ctr 13	282	2,569	1,146	282	3,715	—	3,997	2,645	2000	2002
World Houston Int’l Business Ctr 14	722	2,629	1,665	722	4,294	—	5,016	3,085	2000	2003
World Houston Int’l Business Ctr 15	249	—	2,878	249	2,878	—	3,127	1,767	2000	2007
World Houston Int’l Business Ctr 16	519	4,248	2,503	519	6,751	—	7,270	4,154	2000	2005
World Houston Int’l Business Ctr 17	373	1,945	1,119	373	3,064	—	3,437	1,842	2000	2004
World Houston Int’l Business Ctr 19	373	2,256	1,586	373	3,842	—	4,215	2,556	2000	2004
World Houston Int’l Business Ctr 20	1,008	1,948	2,238	1,008	4,186	—	5,194	3,119	2000	2004
World Houston Int’l Business Ctr 21	436	—	4,282	436	4,282	—	4,718	2,582	2000/03	2006
World Houston Int’l Business Ctr 22	436	—	4,706	436	4,706	—	5,142	2,849	2000	2007
World Houston Int’l Business Ctr 24	837	—	6,608	838	6,607	—	7,445	3,789	2005	2008
World Houston Int’l Business Ctr 25	508	—	4,655	508	4,655	—	5,163	2,582	2005	2008
World Houston Int’l Business Ctr 26	445	—	3,581	445	3,581	—	4,026	1,647	2005	2008
World Houston Int’l Business Ctr 27	837	—	5,797	838	5,796	—	6,634	3,181	2005	2008
World Houston Int’l Business Ctr 28	550	—	4,833	550	4,833	—	5,383	2,782	2005	2009
World Houston Int’l Business Ctr 29	782	—	4,185	974	3,993	—	4,967	1,968	2007	2009
World Houston Int’l Business Ctr 30	981	—	6,170	1,222	5,929	—	7,151	3,262	2007	2009
World Houston Int’l Business Ctr 31	684	—	4,824	684	4,824	—	5,508	2,400	2008	2011
World Houston Int’l Business Ctr 31B	546	—	3,744	546	3,744	—	4,290	1,842	2008	2012
World Houston Int’l Business Ctr 32	1,225	—	5,677	1,526	5,376	—	6,902	2,357	2007	2012
World Houston Int’l Business Ctr 33	1,166	—	8,285	1,166	8,285	—	9,451	3,294	2011	2013
World Houston Int’l Business Ctr 34	439	—	3,567	439	3,567	—	4,006	1,380	2005	2012
World Houston Int’l Business Ctr 35	340	—	2,580	340	2,580	—	2,920	917	2005	2012
World Houston Int’l Business Ctr 36	684	—	5,093	684	5,093	—	5,777	2,149	2011	2013
World Houston Int’l Business Ctr 37	759	—	6,895	759	6,895	—	7,654	2,823	2011	2013
World Houston Int’l Business Ctr 38	1,053	—	7,899	1,053	7,899	—	8,952	3,299	2011	2013
World Houston Int’l Business Ctr 39	620	—	5,314	621	5,313	—	5,934	1,796	2011	2014
World Houston Int’l Business Ctr 40	1,072	—	9,426	1,072	9,426	—	10,498	3,271	2011	2014
World Houston Int’l Business Ctr 41	649	—	6,120	649	6,120	—	6,769	2,103	2011	2014
World Houston Int’l Business Ctr 42	571	—	4,831	571	4,831	—	5,402	1,448	2011	2015

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
World Houston Int’l Business Ctr 43	443	—	6,137	443	6,137	—	6,580	1,423	2011	2019
World Houston Int’l Business Ctr 44	653	—	8,557	653	8,557	—	9,210	1,500	2011	2020
World Houston Int’l Business Ctr 45	3,243	—	13,745	3,243	13,745	—	16,988	2,448	2015	2019
World Houston Int'l Business Ctr 47	2,798	—	14,438	2,798	14,438	—	17,236	980	2015	2022
Glenmont Business Park	936	6,161	3,778	937	9,938	—	10,875	7,115	1998	1999/2000
Beltway Crossing Business Park 1	458	5,712	3,509	458	9,221	—	9,679	6,427	2002	2001
Beltway Crossing Business Park 2	415	—	3,292	415	3,292	—	3,707	1,900	2005	2007
Beltway Crossing Business Park 3	460	—	3,421	460	3,421	—	3,881	2,002	2005	2008
Beltway Crossing Business Park 4	460	—	3,413	460	3,413	—	3,873	1,989	2005	2008
Beltway Crossing Business Park 5	701	—	5,453	701	5,453	—	6,154	3,148	2005	2008
Beltway Crossing Business Park 6	618	—	6,475	618	6,475	—	7,093	3,176	2005	2008
Beltway Crossing Business Park 7	765	—	6,365	765	6,365	—	7,130	3,371	2005	2009
Beltway Crossing Business Park 8	721	—	5,830	721	5,830	—	6,551	3,060	2005	2011
Beltway Crossing Business Park 9	418	—	2,150	418	2,150	—	2,568	865	2007	2012
Beltway Crossing Business Park 10	733	—	4,133	733	4,133	—	4,866	1,644	2007	2012
Beltway Crossing Business Park 11	690	—	4,584	690	4,584	—	5,274	1,726	2007	2013
West Road Business Park 1	621	—	4,255	541	4,335	—	4,876	1,687	2012	2014
West Road Business Park 2	981	—	4,957	854	5,084	—	5,938	1,789	2012	2014
West Road Business Park 3	597	—	4,301	520	4,378	—	4,898	1,358	2012	2015
West Road Business Park 4	621	—	4,782	541	4,862	—	5,403	1,742	2012	2015
West Road Business Park 5	484	—	4,466	421	4,529	—	4,950	1,364	2012	2018
Ten West Crossing 1	566	—	3,143	566	3,143	—	3,709	1,325	2012	2013
Ten West Crossing 2	829	—	4,587	833	4,583	—	5,416	2,180	2012	2013
Ten West Crossing 3	609	—	4,589	613	4,585	—	5,198	1,971	2012	2013
Ten West Crossing 4	694	—	4,576	699	4,571	—	5,270	1,902	2012	2014
Ten West Crossing 5	933	—	6,332	940	6,325	—	7,265	2,290	2012	2014
Ten West Crossing 6	640	—	4,750	644	4,746	—	5,390	1,809	2012	2014
Ten West Crossing 7	584	—	5,531	589	5,526	—	6,115	2,153	2012	2015
Ten West Crossing 8	1,126	—	9,547	1,135	9,538	—	10,673	2,531	2012	2019
Northwest Crossing 1-3	5,665	—	20,458	5,665	20,458	—	26,123	3,496	2019	2020

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Grand West Crossing 1	2,733	—	10,969	2,726	10,976	—	13,702	672	2019	2022
Cypress Preserve 1 & 2	9,952	43,457	1,993	9,952	45,450	—	55,402	4,127	2022	2019
Springwood Business Park 1 & 2	6,208	—	28,629	6,214	28,623	—	34,837	540	2021	2023
El Paso
Butterfield Trail	—	20,725	11,186	—	31,911	2,472	34,383	25,031	1997/2000	1987/95
Rojas Commerce Park	900	3,659	4,492	900	8,151	—	9,051	6,508	1999	1986
Americas Ten Business Center 1	526	2,778	1,709	526	4,487	—	5,013	2,981	2001	2003
Americas Ten Business Center 2	2,516	—	11,863	2,518	11,861	—	14,379	1,030	2020	2022
San Antonio
Alamo Downs Distribution Center	1,342	6,338	5,311	1,342	11,649	—	12,991	6,450	2004	1986/2002
Arion Business Park 1-13, 15	4,143	31,432	12,161	4,143	43,593	—	47,736	26,846	2005	1988-2000/06
Arion Business Park 14	423	—	3,996	423	3,996	—	4,419	2,415	2005	2006
Arion Business Park 16	427	—	3,866	427	3,866	—	4,293	2,111	2005	2007
Arion Business Park 17	616	—	4,595	616	4,595	—	5,211	3,126	2005	2007
Arion Business Park 18	418	—	2,476	418	2,476	—	2,894	1,448	2005	2008
Wetmore Business Center 1-4	1,494	10,804	4,923	1,494	15,727	—	17,221	10,110	2005	1998/99
Wetmore Business Center 5	412	—	3,927	412	3,927	—	4,339	2,414	2006	2008
Wetmore Business Center 6	505	—	4,273	505	4,273	—	4,778	2,416	2006	2008
Wetmore Business Center 7	546	—	5,466	546	5,466	—	6,012	3,080	2006	2008
Wetmore Business Center 8	1,056	—	9,154	1,056	9,154	—	10,210	4,604	2006	2008
Fairgrounds Business Park	1,644	8,209	2,988	1,644	11,197	—	12,841	7,018	2007	1985/86
Rittiman Distribution Center	1,083	6,649	2,020	1,083	8,669	—	9,752	2,919	2011	2000
Thousand Oaks Distribution Center 1	607	—	5,673	607	5,673	—	6,280	2,641	2008	2012
Thousand Oaks Distribution Center 2	794	—	4,904	794	4,904	—	5,698	2,070	2008	2012
Thousand Oaks Distribution Center 3	772	—	4,707	772	4,707	—	5,479	2,015	2008	2013
Thousand Oaks Distribution Center 4	753	—	5,696	753	5,696	—	6,449	1,819	2013	2015
Alamo Ridge Business Park 1	623	—	8,590	623	8,590	—	9,213	3,673	2007	2015
Alamo Ridge Business Park 2	402	—	5,431	402	5,431	—	5,833	2,030	2007	2015
Alamo Ridge Business Park 3	907	—	10,207	907	10,207	—	11,114	2,875	2007	2017
Alamo Ridge Business Park 4	354	—	7,880	355	7,879	—	8,234	2,927	2007	2017
Eisenhauer Point Business Park 1 & 2	1,881	—	14,820	1,881	14,820	—	16,701	4,945	2015	2016

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Eisenhauer Point Business Park 3	577	—	6,148	577	6,148	—	6,725	2,116	2015	2017
Eisenhauer Point Business Park 4	555	—	4,886	555	4,886	—	5,441	1,461	2015	2017
Eisenhauer Point Business Park 5	818	—	7,170	818	7,170	—	7,988	2,023	2015	2018
Eisenhauer Point Business Park 6	569	—	4,869	569	4,869	—	5,438	1,044	2015	2018
Eisenhauer Point Business Park 7 & 8	1,000	—	22,589	2,593	20,996	—	23,589	5,047	2016	2019
Eisenhauer Point Business Park 9	632	—	5,753	632	5,753	—	6,385	1,072	2016	2019
Tri-County Crossing 1 & 2	1,623	—	14,938	1,623	14,938	—	16,561	4,180	2017	2019
Tri-County Crossing 3 & 4	1,733	—	14,549	1,733	14,549	—	16,282	3,176	2017	2020
Tri-County Crossing 5	871	—	10,419	871	10,419	—	11,290	1,156	2017	2022
Tri-County Crossing 6	1,033	—	9,590	1,033	9,590	—	10,623	1,094	2017	2022
Ridgeview 1 & 2	2,004	—	18,924	2,004	18,924	—	20,928	3,685	2018	2020
Ridgeview 3	839	—	8,564	839	8,564	—	9,403	764	2018	2022
Austin
45 Crossing	10,028	—	15,336	10,028	15,336	—	25,364	1,368	2021	2022
Colorado Crossing Distribution Center	4,602	19,757	2,157	4,594	21,922	—	26,516	9,501	2014	2009
Greenhill Distribution Center	802	3,273	733	802	4,006	—	4,808	872	2018	1999
Settlers Crossing 1	1,211	—	8,720	1,211	8,720	—	9,931	2,193	2017	2019
Settlers Crossing 2	1,306	—	8,107	1,306	8,107	—	9,413	2,259	2017	2019
Settlers Crossing 3 & 4	2,774	—	18,486	2,774	18,486	—	21,260	3,086	2017	2020
Southpark Corporate Center 3 & 4	2,670	14,756	2,119	2,670	16,875	—	19,545	6,518	2015	1995
Southpark Corporate Center 5-7	1,301	7,589	1,881	1,301	9,470	—	10,771	2,626	2017	1995
Springdale Business Center	2,824	8,398	2,283	2,824	10,681	—	13,505	3,559	2015	2000
Wells Point One	907	4,904	1,194	907	6,098	—	7,005	1,687	2020	2001
Hays Commerce Center 3 & 4	6,527	28,846	19	6,527	28,865	—	35,392	455	2024	2022
Stonefield 35 1-3	6,031	—	30,965	5,985	31,011	—	36,996	772	2021	2023
ARIZONA
Phoenix area
Broadway Industrial Park 1	837	3,349	3,070	837	6,419	—	7,256	5,032	1996	1971
Broadway Industrial Park 2	455	482	430	455	912	—	1,367	680	1999	1971
Broadway Industrial Park 3	775	1,742	1,175	775	2,917	—	3,692	2,044	2000	1983

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Broadway Industrial Park 4	380	1,652	1,188	380	2,840	—	3,220	2,093	2000	1986
Broadway Industrial Park 5	353	1,090	906	353	1,996	—	2,349	1,407	2002	1980
Broadway Industrial Park 6	599	1,855	1,600	599	3,455	—	4,054	2,209	2002	1979
Broadway Industrial Park 7	450	650	376	450	1,026	—	1,476	477	2011	1999
Kyrene Distribution Center	1,490	4,453	3,065	1,490	7,518	—	9,008	5,258	1999	1981/2001
Falcon Field Business Center	1,312	—	8,123	1,312	8,123	—	9,435	2,257	2015	2018
Southpark Distribution Center	918	2,738	1,991	918	4,729	—	5,647	3,457	2001	2000
Southpark Distribution Center 2	1,785	6,882	1,600	1,785	8,482	—	10,267	963	2021	1995
Santan 10 Distribution Center 1	846	2,647	727	846	3,374	—	4,220	2,132	2001	2005
Santan 10 Distribution Center 2	1,088	—	5,575	1,088	5,575	—	6,663	3,248	2004	2007
Chandler Freeways	1,525	—	7,537	1,525	7,537	—	9,062	2,824	2012	2013
Kyrene 202 Business Park 1	653	—	5,919	653	5,919	—	6,572	1,990	2011	2014
Kyrene 202 Business Park 2	387	—	3,484	387	3,484	—	3,871	1,214	2011	2014
Kyrene 202 Business Park 3, 4 & 5	1,244	—	12,377	1,244	12,377	—	13,621	3,019	2011	2018
Kyrene 202 Business Park 6	936	—	8,462	936	8,462	—	9,398	2,825	2011	2015
51st Avenue Distribution Center	300	2,029	1,779	300	3,808	—	4,108	2,679	1998	1987
East University Distribution Center 1 & 2	1,120	4,482	2,450	1,120	6,932	—	8,052	5,850	1998	1987/89
East University Distribution Center 3	444	698	650	444	1,348	—	1,792	786	2010	1981
55th Avenue Distribution Center	912	3,717	2,729	917	6,441	—	7,358	4,977	1998	1987
Interstate Commons Distribution Center 1	311	1,416	1,310	311	2,726	—	3,037	1,991	1999	1988
Interstate Commons Distribution Center 2	2,298	7,088	3,097	2,298	10,185	—	12,483	1,931	2019	1988/2001
Interstate Commons Distribution Center 3	242	—	3,329	242	3,329	—	3,571	1,678	2000	2008
Airport Commons Distribution Center	1,000	1,510	2,071	1,000	3,581	—	4,581	2,756	2003	1971
40th Avenue Distribution Center	703	—	6,704	703	6,704	—	7,407	3,206	2004	2008
Sky Harbor Business Park	5,839	—	24,184	5,839	24,184	—	30,023	11,471	2006	2008
Sky Harbor Business Park 6	807	—	2,177	807	2,177	—	2,984	647	2014	2015
Ten Sky Harbor Business Center	1,568	—	5,236	1,569	5,235	—	6,804	1,849	2015	2016
Gilbert Crossroads A & B	2,825	—	14,164	2,825	14,164	—	16,989	2,992	2018	2020
Gilbert Crossroads C & D	3,602	—	19,969	3,602	19,969	—	23,571	4,477	2018	2021
Mesa Gateway Commerce Center	3,514	14,801	3,763	3,514	18,564	—	22,078	1,207	2022	2022
Akimel Gateway	—	82,906	—	—	82,906	11,020	93,926	350	2024	2022

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Tucson
Country Club Commerce Center 1	506	3,564	4,704	693	8,081	—	8,774	5,039	1997/2003	1994/2003
Country Club Commerce Center 2	442	3,381	1,473	709	4,587	—	5,296	2,135	2007	2000
Country Club Commerce Center 3 & 4	1,407	—	13,565	1,575	13,397	—	14,972	6,532	2007	2009
Country Club Commerce Center 5	2,885	—	21,848	2,886	21,847	—	24,733	4,532	2016	2018
Airport Distribution Center	1,403	4,672	3,281	1,403	7,953	—	9,356	4,895	1998/2000	1995
Benan Distribution Center	707	1,842	873	707	2,715	—	3,422	1,828	2005	2001
NORTH CAROLINA
Charlotte area
NorthPark Business Park	2,758	15,932	6,573	2,758	22,505	—	25,263	13,881	2006	1987-89
Lindbergh Business Park	470	3,401	1,275	470	4,676	—	5,146	2,601	2007	2001/03
Commerce Park Center 1	765	4,303	1,152	765	5,455	—	6,220	3,149	2007	1983
Commerce Park Center 2	335	1,603	634	335	2,237	—	2,572	1,139	2010	1987
Commerce Park Center 3	558	2,225	1,383	558	3,608	—	4,166	1,923	2010	1981
Nations Ford Business Park	3,924	16,171	7,079	3,924	23,250	—	27,174	13,966	2007	1989/94
Airport Commerce Center	1,454	10,136	3,321	1,454	13,457	—	14,911	7,188	2008	2001/02
Airport Commerce Center 3	855	—	8,297	855	8,297	—	9,152	2,163	2008	2019
Interchange Park 1	986	7,949	798	986	8,747	—	9,733	4,324	2008	1989
Interchange Park 2	746	1,456	410	746	1,866	—	2,612	781	2013	2000
Ridge Creek Distribution Center 1	1,284	13,163	1,471	1,284	14,634	—	15,918	6,848	2008	2006
Ridge Creek Distribution Center 2	3,033	11,497	2,405	3,033	13,902	—	16,935	6,033	2011	2003
Ridge Creek Distribution Center 3	2,459	11,147	823	2,459	11,970	—	14,429	3,865	2014	2013
Lakeview Business Center	1,392	5,068	1,727	1,392	6,795	—	8,187	2,911	2011	1996
Steele Creek 1	993	—	4,339	1,010	4,322	—	5,332	1,892	2013	2014
Steele Creek 2	941	—	4,937	957	4,921	—	5,878	2,012	2013	2014
Steele Creek 3	1,464	—	7,248	1,469	7,243	—	8,712	2,619	2013	2014
Steele Creek 4	684	—	4,145	687	4,142	—	4,829	1,557	2013	2015
Steele Creek 5	610	—	5,362	631	5,341	—	5,972	1,117	2013/14/15	2019
Steele Creek 6	867	—	7,693	919	7,641	—	8,560	2,163	2013/14	2016
Steele Creek 7	1,207	—	8,467	1,253	8,421	—	9,674	2,212	2013/14/15	2017

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Steele Creek 8	544	—	7,826	673	7,697	—	8,370	609	2016/17	2022
Steele Creek 9	949	—	10,427	1,090	10,286	—	11,376	2,311	2016	2019
Steele Creek 10	1,221	—	10,418	1,509	10,130	—	11,639	1,153	2016	2021
Steele Creek 11 & 12	1,866	—	25,049	1,866	25,049	—	26,915	1,409	2016/17	2023
Waterford Distribution Center	654	3,392	967	654	4,359	—	5,013	2,237	2008	2000
Raleigh
147 Exchange	9,396	40,532	11	9,396	40,543	—	49,939	893	2024	2023
SOUTH CAROLINA
Greenville
385 Business Park	1,308	10,822	529	1,308	11,351	—	12,659	2,474	2019	2019
Access Point 1	884	9,606	2,933	893	12,530	—	13,423	2,249	2021	2021
Access Point 2	1,010	9,604	1,729	1,012	11,331	—	12,343	1,156	2021	2021
Access Point 3	1,335	19,339	4,310	1,335	23,649	—	24,984	1,741	2022	2022
Pelzer Point Commerce Center 1	1,308	19,433	3,476	1,308	22,909	—	24,217	648	2023	2021
Hillside 1	498	—	12,686	499	12,685	—	13,184	432	2021	2023
GEORGIA
Atlanta
Shiloh 400 Business Center 1 & 2	3,092	14,216	3,568	3,064	17,812	—	20,876	5,164	2017	2008
Broadmoor Commerce Park 1	1,307	3,560	1,542	1,307	5,102	—	6,409	1,659	2017	1999
Broadmoor Commerce Park 2	519	—	7,429	519	7,429	—	7,948	1,797	2017	2018
Hurricane Shoals 1 & 2	4,284	12,449	4,458	4,284	16,907	—	21,191	4,953	2017	2017
Hurricane Shoals 3	497	—	9,842	644	9,695	—	10,339	1,365	2017	2020
Progress Center 1 & 2	1,297	9,015	523	1,297	9,538	—	10,835	3,086	2017	2017
Progress Center 3	465	4,285	53	465	4,338	—	4,803	444	2021	2008
Gwinnett 316	531	3,617	21	531	3,638	—	4,169	692	2018	1990
Cherokee 75 Business Center 1	1,183	6,727	18	1,183	6,745	—	7,928	1,034	2020	2020
Cherokee 75 Business Center 2	1,336	7,495	538	1,337	8,032	—	9,369	885	2021	2021
Northpoint 200	1,102	5,140	649	1,104	5,787	—	6,891	950	2021	2021
I-20 West Business Center	1,670	—	13,485	1,647	13,508	—	15,155	699	2021	2023
Riverpoint Industrial Park	7,037	79,205	1	7,037	79,206	—	86,243	474	2024	2020

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
LOUISIANA
New Orleans
Elmwood Business Park	2,861	6,337	6,520	2,861	12,857	—	15,718	10,459	1997	1979
Riverbend Business Park	2,557	17,623	12,615	2,557	30,238	—	32,795	21,270	1997	1984
COLORADO
Denver
Airways Business Center	6,137	39,637	1,599	6,137	41,236	—	47,373	7,286	2019	2007/08
Rampart Distribution Center 1	1,023	3,861	2,625	1,023	6,486	—	7,509	5,790	1988	1987
Rampart Distribution Center 2	230	2,977	1,589	230	4,566	—	4,796	3,768	1996/97	1997
Rampart Distribution Center 3	1,098	3,884	2,852	1,098	6,736	—	7,834	4,880	1997/98	1999
Rampart Distribution Center 4	590	—	8,346	590	8,346	—	8,936	2,727	2012	2014
Concord Distribution Center	1,051	4,773	1,345	1,051	6,118	—	7,169	3,316	2007	2000
Centennial Park	750	3,319	2,156	750	5,475	—	6,225	2,836	2007	1990
NEVADA
Las Vegas
Arville Distribution Center	4,933	5,094	1,488	4,933	6,582	—	11,515	3,233	2009	1997
Jones Corporate Park	13,068	26,325	3,288	13,068	29,613	—	42,681	7,203	2016	2016
Southwest Commerce Center	9,008	16,576	4,557	9,008	21,133	—	30,141	3,764	2019	2019
Blue Diamond Business Park	20,093	31,119	14	20,093	31,133	—	51,226	1,141	2023	2022
Craig Corporate Center	13,913	18,848	63	13,913	18,911	—	32,824	910	2023	2018
Spanish Ridge Industrial Park	18,855	33,211	285	18,855	33,496	—	52,351	1,128	2024	2023
MISSISSIPPI
Jackson area
Tower Automotive	—	9,958	1,959	17	11,900	—	11,917	7,232	2001	2002
	885,762	2,249,958	2,329,331	888,140	4,576,911	38,393	5,503,444	1,414,720

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Development and Value-Add Properties (d):
CALIFORNIA
Reed Land	1,800	—	864	1,800	864	—	2,664	—	2022	n/a
FLORIDA
Horizon Commerce Park Land	650	—	426	650	426	—	1,076	—	2008/09	n/a
Gateway Commerce Park Land	2,350	—	5,470	4,665	3,155	—	7,820	—	2016	n/a
SunCoast Commerce Center 9	1,011	—	14,619	1,011	14,619	—	15,630	—	2020	2024
SunCoast Commerce Land	961	—	3,309	3,317	953	—	4,270	—	2020	n/a
Horizon West 5	1,165	—	8,517	1,165	8,517	—	9,682	—	2020	2024
Horizon West 6	1,188	—	10,551	1,188	10,551	—	11,739	176	2020	2024
Horizon West Land	5,003	—	7,215	5,004	7,214	—	12,218	—	2020	n/a
Gateway South Dade 1 & 2	6,700	—	26,513	6,700	26,513	—	33,213	—	2022	2024
Gateway South Dade Land	9,089	—	9,361	9,089	9,361	—	18,450	—	2022	n/a
Lakeside Station Land	6,847	—	897	6,852	892	—	7,744	—	2023	n/a
Crossroads Logistics Park 1	3,758	—	12,876	3,758	12,876	—	16,634	—	2023	n/a
Crossroads Logistics Park 2	6,151	—	5,593	6,151	5,593	—	11,744	—	2023	n/a
Crossroads Logistics Park Land	5,237	—	3,469	5,238	3,468	—	8,706	—	2023	n/a
TENNESSEE
Station 24 Commerce Center Land	10,460	—	124	10,460	124	—	10,584	—	2024	n/a
TEXAS
World Houson Int'l Business Ctr 46	825	—	9,124	920	9,029	—	9,949	—	2011	n/a
World Houston Golf Course Land	811	—	1,360	904	1,267	—	2,171	—	2011	n/a
Ridgeview Land	430	—	451	430	451	—	881	—	2018	n/a
Basswood 3-5	5,671	—	41,751	5,672	41,750	—	47,422	178	2019	2024
Basswood Land	4,738	—	3,186	4,738	3,186	—	7,924	—	2019	n/a
Grand West Crossing 2	1,630	—	1,233	1,630	1,233	—	2,863	—	2019	n/a
Grand West Crossing Land	4,394	—	2,335	4,394	2,335	—	6,729	—	2019	n/a
McKinney Land	4,593	—	136	4,593	136	—	4,729	—	2020	n/a
Texas Avenue 1 & 2	4,143	—	9,983	4,161	9,965	—	14,126	—	2021	n/a
Heritage Grove Land	15,295	—	3,006	15,352	2,949	—	18,301	—	2022	n/a
Cypress Preserve Land	14,724	—	3,065	14,724	3,065	—	17,789	—	2022	n/a
Eisenhauer Point Business Park 10-12	4,894	—	23,420	4,894	23,420	—	28,314	290	2022	2024
Eisenhauer Point 13-14 Land	2,742	—	695	2,746	691	—	3,437	—	2022	n/a

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Cameron Land	30,776	—	3,595	30,772	3,599	—	34,371	—	2022	n/a
Northeast Trade Center 1	2,412	—	22,590	2,412	22,590	—	25,002	—	2023	n/a
Northeast Trade Center Land	3,765	—	3,090	3,765	3,090	—	6,855	—	2023	n/a
Denton 35 Exchange 1 & 2	5,690	—	22,373	5,690	22,373	—	28,063	—	2023	n/a
Basswood North Land	23,996	—	1,598	24,004	1,590	—	25,594	—	2023	n/a
COLORADO
Arista 36 Business Park 1-3	5,878	—	38,918	5,878	38,918	—	44,796	—	2023	n/a
ARIZONA
Gateway Interchange A & B	3,239	—	1,503	3,239	1,503	—	4,742	—	2022/2023	n/a
Gateway Interchange F & G	5,286	—	2,347	5,287	2,346	—	7,633	—	2022/2023	n/a
Gateway Interchange Land	9,793	—	1,142	9,793	1,142	—	10,935	—	2022/2023	n/a
NORTH CAROLINA
Skyway Logistics Park 1 & 2	3,744	—	27,949	3,744	27,949	—	31,693	—	2021	n/a
Skyway Logistics Park Land	8,294	—	4,848	8,188	4,954	—	13,142	—	2021	n/a
SOUTH CAROLINA
Hillside 2	546	—	2,388	547	2,387	—	2,934	—	2021	n/a
Hillside Land	549	—	2,285	549	2,285	—	2,834	—	2021	n/a
Hillside 4 Land	1,280	—	327	1,280	327	—	1,607	—	2022	n/a
Pelzer Point Commerce Center 2 Land	1,103	1,097	129	1,102	1,227	—	2,329	—	2023	n/a
GEORGIA
Cass White 1 & 2	2,923	—	29,681	2,923	29,681	—	32,604	—	2021	2024
Riverside Parkway 1 & 2	1,955	—	29,571	1,958	29,568	—	31,526	212	2021	2024
Braselton Commerce Center 3	1,425	—	12,334	1,575	12,184	—	13,759	—	2022	2024
Braselton Land	4,048	—	995	4,057	986	—	5,043	—	2022	n/a
Greenway Land	5,785	—	2,929	5,785	2,929	—	8,714	—	2022	n/a
Brightstar Land	3,302	—	185	3,315	172	—	3,487	—	2024	n/a
	253,049	1,097	420,326	258,069	416,403	—	674,472	856
Total real estate owned (a)(b)	$1,138,811	2,251,055	2,749,657	1,146,209	4,993,314	38,393	6,177,916	1,415,576

(a)  Changes in Real Estate Properties and Development and Value-Add Properties follow:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at beginning of year	$5,493,195	4,934,421	4,051,325
Purchases of real estate properties	381,774	160,105	353,221
Development of real estate properties and value-add properties	245,033	388,213	506,154
Improvements to real estate properties	60,007	51,643	40,654
Right-of-use assets, net – ground leases	20,397	(1,395)	(3,244)
Carrying amount of investments sold	(18,633)	(33,022)	(9,811)
Write-off of improvements	(3,857)	(6,770)	(3,878)
Balance at end of year (1)	$6,177,916	5,493,195	4,934,421

(1) Includes noncontrolling interest in joint ventures of $924,000, $774,000 and $700,000 at December 31, 2024, 2023 and 2022, respectively.

Changes in the accumulated depreciation on real estate properties follow:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at beginning of year	$1,273,723	1,150,814	1,035,617
Depreciation expense	155,240	141,003	125,199
Accumulated depreciation on assets sold	(10,268)	(11,759)	(6,068)
Other	(3,119)	(6,335)	(3,934)
Balance at end of year	$1,415,576	1,273,723	1,150,814

(b)The estimated aggregate cost of real estate properties at December 31, 2024 for federal income tax purposes was approximately $5,836,498,000 before estimated accumulated tax depreciation of $1,062,930,000.  The federal income tax return for the year ended December 31, 2024, has not been filed and accordingly, this estimate is based on preliminary data.

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
February 12, 2025

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

/s/ D. Pike Aloian	/s/ H. Eric Bolton, Jr.
D. Pike Aloian, Director	H. Eric Bolton, Jr., Director
February 12, 2025	February 12, 2025

/s/ Donald F. Colleran	/s/ David M. Fields
Donald F. Colleran, Director	David M. Fields, Director
February 12, 2025	February 12, 2025

/s/ Mary Elizabeth McCormick	/s/ Katherine M. Sandstrom
Mary Elizabeth McCormick, Director	Katherine M. Sandstrom, Director
February 12, 2025	February 12, 2025

/s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer,
President and Director
(Principal Executive Officer)
February 12, 2025

/s/ STACI H. TYLER
Staci H. Tyler, Executive Vice-President, Chief Accounting
Officer and Chief Administrative Officer
(Principal Accounting Officer)
February 12, 2025

/s/ BRENT W. WOOD
Brent W. Wood, Executive Vice-President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
February 12, 2025