Form 10-Q
period 2025-03-31
EASTGROUP PROPERTIES INC
filed 2025-04-23
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
or

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of April 22, 2025 was 52,515,948.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2025

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2025	December 31, 2024
	(In thousands, except share and per share data)
ASSETS
Real estate properties	$5,565,764	5,503,444
Development and value-add properties	686,102	674,472
	6,251,866	6,177,916
Less accumulated depreciation	(1,456,556)	(1,415,576)
	4,795,310	4,762,340
Unconsolidated investment	7,401	7,448
Cash and cash equivalents	20,515	17,529
Other assets	284,752	290,159
TOTAL ASSETS	$5,107,978	5,077,476

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$(3,345)	(3,595)
Unsecured debt, net of debt issuance costs	1,457,283	1,507,157
Accounts payable and accrued expenses	177,387	147,342
Other liabilities	131,496	134,028
Total Liabilities	1,762,821	1,784,932

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 52,265,432 shares issued and outstanding at March 31, 2025 and 51,825,798 at December 31, 2024	5	5
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	3,746,897	3,673,393
Distributions in excess of earnings	(417,058)	(403,172)
Accumulated other comprehensive income	15,026	21,953
Total Stockholders’ Equity	3,344,870	3,292,179
Noncontrolling interest in joint ventures	287	365
Total Equity	3,345,157	3,292,544
TOTAL LIABILITIES AND EQUITY	$5,107,978	5,077,476

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$172,644	154,074
Other revenue	1,805	150
	174,449	154,224
EXPENSES
Expenses from real estate operations	46,760	43,003
Depreciation and amortization	52,520	45,169
General and administrative	7,954	6,681
Indirect leasing costs	263	177
	107,497	95,030
OTHER INCOME (EXPENSE)
Interest expense	(8,025)	(10,061)
Gain on sales of real estate investments	—	8,751
Other	510	774
NET INCOME	59,437	58,658
Net income attributable to noncontrolling interest in joint ventures	(14)	(14)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	59,423	58,644
Other comprehensive income (loss) — interest rate swaps	(6,927)	5,894
TOTAL COMPREHENSIVE INCOME	$52,496	64,538
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.14	1.23
Weighted average shares outstanding — Basic	51,965	47,860
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.14	1.22
Weighted average shares outstanding — Diluted	52,028	47,961
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
For the three months ended March 31, 2025:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2024	$5	3,673,393	(403,172)	21,953	365	3,292,544
Net income	—	—	59,423	—	14	59,437
Net unrealized change in fair value of interest rate swaps	—	—	—	(6,927)	—	(6,927)
Common dividends declared — $1.40 per share	—	—	(73,309)	—	—	(73,309)
Stock-based compensation, net of forfeitures	—	4,791	—	—	—	4,791
Issuance of 418,373 shares of common stock, common stock offering, net of expenses	—	72,849	—	—	—	72,849
Withheld 24,745 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,133)	—	—	—	(4,133)
Withheld 14 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(3)	—	—	—	(3)
Net distributions to noncontrolling interest	—	—	—	—	(92)	(92)
BALANCE, MARCH 31, 2025	$5	3,746,897	(417,058)	15,026	287	3,345,157

For the three months ended March 31, 2024:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2023	$5	2,949,907	(366,473)	24,888	307	2,608,634
Net income	—	—	58,644	—	14	58,658
Net unrealized change in fair value of interest rate swaps	—	—	—	5,894	—	5,894
Common dividends declared — $1.27 per share	—	—	(61,125)	—	—	(61,125)
Stock-based compensation, net of forfeitures	—	4,147	—	—	—	4,147
Issuance of 272,342 shares of common stock, common stock offering, net of expenses	—	49,294	—	—	—	49,294
Withheld 33,381 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(6,125)	—	—	—	(6,125)
Withheld 68 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(13)	—	—	—	(13)
Net distributions to noncontrolling interest	—	—	—	—	(67)	(67)
Contributions from noncontrolling interest	—	—	—	—	62	62
BALANCE, MARCH 31, 2024	$5	2,997,210	(368,954)	30,782	316	2,659,359

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
OPERATING ACTIVITIES
Net income	$59,437	58,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,520	45,169
Stock-based compensation expense	4,232	3,507
Gain on sales of real estate investments	—	(8,751)
Gain on sales of non-operating real estate	—	(222)
Gain on involuntary conversion and business interruption claims	(1,763)	—
Changes in operating assets and liabilities:
Accrued income and other assets	168	4,485
Accounts payable, accrued expenses and prepaid rent	18,603	13,851
Other	511	203
NET CASH PROVIDED BY OPERATING ACTIVITIES	133,708	116,900
INVESTING ACTIVITIES
Development and value-add properties	(56,346)	(57,771)
Purchases of real estate	—	(54,859)
Real estate improvements	(19,795)	(14,829)
Net proceeds from sales of real estate investments and non-operating real estate	—	17,397
Leasing commissions	(11,085)	(6,295)
Proceeds from involuntary conversion on real estate assets	3,099	—
Changes in accrued development costs	7,209	(7,204)
Changes in other assets and other liabilities	804	329
NET CASH USED IN INVESTING ACTIVITIES	(76,114)	(123,232)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	12,406	19,564
Repayments on unsecured bank credit facilities	(12,406)	(19,564)
Repayments on unsecured debt	(50,000)	—
Debt issuance costs	(91)	(15)
Distributions paid to stockholders (not including dividends accrued)	(73,205)	(61,442)
Proceeds from common stock offerings	72,908	49,364
Common stock offering related costs	(59)	(70)
Other	(4,161)	(6,143)
NET CASH USED IN FINANCING ACTIVITIES	(54,608)	(18,306)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,986	(24,638)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,529	40,263
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,515	15,625
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $5,160 and $4,853 for 2025 and 2024, respectively	$2,970	3,788
Cash paid for operating lease liabilities	822	688

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)BASIS OF PRESENTATION
The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2024 and the notes thereto.

(2)PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of EastGroup, its wholly owned subsidiaries and the investee of any joint ventures in which the Company has a controlling interest.

As of March 31, 2025 and December 31, 2024, EastGroup held a controlling interest in two joint venture arrangements. The Company had a 95% controlling interest in a joint venture arrangement owning 6.5 acres of land in San Diego, known by the Company as Miramar Land. The Company also had a 99.5% controlling interest in a joint venture arrangement owning a property in Denver, known by the Company as Arista 36 Business Park 1-3.

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

(4)LEASE REVENUE
The Company’s primary source of revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Lease income — operating leases	$130,066	114,200
Variable lease income (1)	42,578	39,874
Income from real estate operations	$172,644	154,074

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

(5)REAL ESTATE PROPERTIES
EastGroup has one reportable segment – industrial properties, consistent with the Company’s manner of internal reporting, measurement of operating results and allocation of the Company’s resources. The Company's properties are primarily in the 20,000 to 100,000 square foot range. The majority of the Company’s leases are triple net leases, in which the tenant is responsible for their pro rata share of operating expenses during the lease term, including real estate taxes, insurance and common area maintenance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who uses Net income as the primary measure of operating results in making decisions. Net income is computed in accordance with GAAP. Net income is used to evaluate the performance of the Company’s investments in real estate assets and its operating results and to allocate resources in acquiring or developing industrial properties. The following income and significant expense categories are regularly provided to the Company’s CODM as components of Net income, which are presented on the Consolidated Statements of Income and Comprehensive Income: Income from real estate operations, Expenses from real estate operations, General and administrative and Interest expense.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the three month periods ended March 31, 2025 and 2024, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $42,308,000 and $37,205,000 for the three months ended March 31, 2025 and 2024, respectively.

The Company’s Real estate properties and Development and value-add properties at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Real estate properties:
Land	$891,539	888,140
Buildings and building improvements	3,862,774	3,815,850
Tenant and other improvements	773,925	761,061
Right of use assets — Ground leases (operating) (1)	37,526	38,393
Development and value-add properties (2)	686,102	674,472
	6,251,866	6,177,916
Less accumulated depreciation	(1,456,556)	(1,415,576)
	$4,795,310	4,762,340

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

(6)DEVELOPMENT AND VALUE-ADD PROPERTIES
Development and value-add properties consists of properties in lease-up, under construction, and prospective development (primarily land). Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use. Properties meeting either of the following two conditions are considered value-add properties: (1) Less than 75% leased as of the acquisition date (or will be less than 75% leased within one year of the acquisition date based on near term lease roll), or (2) 20% or greater of the cumulative gross cost of the property will be spent to redevelop the property. Properties qualifying under these conditions are included in Development and value-add properties in the quarter in which (1) they are acquired, if condition 1 above is met, or (2) when construction to redevelop begins.

Costs associated with development (i.e., land, construction costs, interest expense, property taxes and other costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development projects based on development activity. As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant. The Company transfers properties from Development and value-add properties to Real estate properties as follows: (1) for development properties, at the earlier of 90% occupancy or one year after completion of the shell construction, and (2) for value-add properties, at the earlier of 90% occupancy or one year after acquisition or completion of redevelopment, as applicable. Upon the earlier of 90% occupancy or one year after completion of the shell construction/value-add acquisition date, capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases and depreciation commences on the entire property (excluding the land).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2024 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2024 acquisitions.

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

The purchase price is also allocated among the following categories of intangible assets: the above or below market component of in-place leases and the value of leases in-place at the time of acquisition.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease. The amounts allocated to above and below market lease intangibles are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. In-place lease intangibles are valued based upon management’s assessment of factors such as an estimate of forgone rents and avoided leasing costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  These intangible assets are included in Other assets on the Consolidated Balance Sheets and are amortized over the remaining terms of the existing leases.

Net amortization of above and below market lease intangibles, which is included in Income from real estate operations, increased rental income by $1,567,000 and $607,000 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for in-place lease intangibles, which is included in Depreciation and amortization, was $3,218,000 and $1,926,000 for the three months ended March 31, 2025 and 2024, respectively.

There were no acquisitions during the three months ended March 31, 2025.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During 2024, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2024	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired
Spanish Ridge Industrial Park	Las Vegas, NV	231,000	01/23/2024	$54,859
147 Exchange	Raleigh, NC	274,000	05/03/2024	52,945
Hays Commerce Center 3 & 4	Austin, TX	179,000	08/19/2024	35,781
Riverpoint Industrial Park	Atlanta, GA	779,000	11/12/2024	87,576
DFW Global Logistics Centre 5-8 (2)	Dallas, TX	492,000	11/21/2024	75,852
Akimel Gateway (2)	Phoenix, AZ	519,000	12/26/2024	82,998
Total operating property acquisitions (3)(4)		2,474,000		$390,011
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
(4)Excludes acquired development land as discussed below.

There were no value-add property acquisitions during the year ended December 31, 2024.

The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the year ended December 31, 2024.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2024	Cost
(In thousands)
Land	$41,815
Buildings and building improvements	312,911
Tenant and other improvements	27,049
Right of use assets — Ground leases (operating)	21,836
Total real estate properties acquired	403,611
In-place lease intangibles (1)	27,102
Above market lease intangibles (1)	121
Below market lease intangibles (2)	(18,987)
Operating lease liabilities — Ground leases (3)	(21,836)
Total assets acquired, net of liabilities assumed	$390,011
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

The leases in the properties acquired during the year ended December 31, 2024 had a weighted average remaining lease term at acquisition of approximately 4.1 years.

Also during 2024, EastGroup purchased 61.1 acres of development land in two markets for $13,762,000.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three month periods ended March 31, 2025 and 2024.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of March 31, 2025 and December 31, 2024.

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

EastGroup had no operating property sales during the three months ended March 31, 2025.

During the year ended December 31, 2024, EastGroup sold a group of operating properties in the Jackson, Mississippi market containing 159,000 square feet, generating net sales proceeds of $13,614,000. The Company recognized $8,751,000 in Gain on sales of real estate investments during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company also sold 5.4 acres of land in two markets for $4,261,000 and recognized gains on the sales of $362,000. The Company did not sell any land during three months ended March 31, 2025. The gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

The Company did not consider its sales in 2024 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)OTHER ASSETS
A summary of the Company’s Other assets follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Leasing costs (principally commissions)	$178,564	173,582
Accumulated amortization of leasing costs	(64,586)	(63,179)
Leasing costs (principally commissions), net of accumulated amortization	113,978	110,403

Acquired in-place lease intangibles	58,355	59,101
Accumulated amortization of acquired in-place lease intangibles	(22,916)	(20,443)
Acquired in-place lease intangibles, net of accumulated amortization	35,439	38,658

Acquired above market lease intangibles	564	564
Accumulated amortization of acquired above market lease intangibles	(399)	(376)
Acquired above market lease intangibles, net of accumulated amortization	165	188

Straight-line rents receivable	87,286	83,722
Accounts receivable	6,143	10,033
Interest rate swap assets	16,452	21,953
Right of use assets — Office leases (operating)	2,084	2,228
Goodwill	990	990
Escrow deposits and prepaid costs for pending transactions	3,716	3,336
Prepaid insurance	3,271	6,469
Receivable for insurance proceeds	4,831	3,863
Prepaid expenses and other assets	10,397	8,316
Total Other assets	$284,752	290,159

(10) DEBT

The Company’s debt is detailed below:

	March 31, 2025	December 31, 2024
	(In thousands)
Unsecured bank credit facilities — variable rate, carrying amount	$—	—
Unamortized debt issuance costs	(3,345)	(3,595)
Unsecured bank credit facilities, net of debt issuance costs	(3,345)	(3,595)

Unsecured debt — fixed rate, carrying amount (1)	1,460,000	1,510,000
Unamortized debt issuance costs	(2,717)	(2,843)
Unsecured debt, net of debt issuance costs	1,457,283	1,507,157

Total unsecured debt, net of debt issuance costs	$1,453,938	1,503,562

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of March 31, 2025, was Secured Overnight Financing Rate (“SOFR”) plus 73.5 basis points with an annual facility fee of 14 basis points. As of March 31, 2025, the Company had no variable rate borrowings on this unsecured bank credit facility and an

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
interest rate of 5.160%. The Company has a $2,588,000 standby letter of credit pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2025, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2025, the interest rate was 5.235% with no outstanding balance.

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

The $625,000,000 facility also includes a sustainability-linked pricing component, pursuant to which the applicable interest rate margin is adjusted if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the year ended December 31, 2024, which allowed for an interest rate reduction during the three months ended March 31, 2025. The margin was effectively reduced on this unsecured bank credit facility by four basis points, from 77.5 to 73.5 basis points, and the facility fee was reduced from 15 to 14 basis points during the three months ended March 31, 2025.

In January 2025, the Company refinanced a $100,000,000 senior unsecured term loan, reducing the credit spread by 30 basis points to a total effectively fixed interest rate of 4.97%. The loan, which previously had five years remaining, now has a three-year maturity with two one-year extension options, at the Company's election.

In March 2025, EastGroup repaid a $50,000,000 senior unsecured term loan at maturity with an effectively fixed interest rate of 1.58%.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of March 31, 2025, are as follows:

MATURITY DATES	Principal Payments Maturing
(In thousands)
2025 — Remainder of year	$95,000
2026	140,000
2027	175,000
2028	160,000
2029	155,000
2030 and beyond	735,000
Total unsecured debt, before amortization of debt issuance costs	$1,460,000

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Property taxes payable	$31,955	11,528
Development costs payable	22,679	16,388
Retainage payable	11,838	10,920
Real estate improvements and capitalized leasing costs payable	9,593	8,753
Interest payable	12,940	8,351
Dividends payable	74,153	74,049
Incentive compensation payable	2,017	6,726
Other payables and accrued expenses	12,212	10,627
Total Accounts payable and accrued expenses	$177,387	147,342

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Security deposits	$44,410	43,506
Prepaid rent and other deferred income	23,551	24,813
Operating lease liabilities — Ground leases	38,802	39,387
Operating lease liabilities — Office leases	2,121	2,269

Acquired below market lease intangibles	29,087	29,198
Accumulated amortization of below market lease intangibles	(8,259)	(6,781)
Acquired below market lease intangibles, net of accumulated amortization	20,828	22,417

Interest rate swap liabilities	1,426	—
Other liabilities	358	1,636
Total Other liabilities	$131,496	134,028

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

	Three Months Ended March 31,
	2025	2024
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$21,953	24,888
Other comprehensive income (loss) — interest rate swaps	(6,927)	5,894
Balance at end of period	$15,026	30,782

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

As of March 31, 2025, the Company had five interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $8,530,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

The Company’s valuation methodology for over-the-counter (“OTC”) derivatives is to discount cash flows based on SOFR market data. Uncollateralized or partially-collateralized trades include appropriate economic adjustments for funding costs and credit risk. The Company calculates its derivative valuations using mid-market prices.

As of March 31, 2025 and December 31, 2024, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

NOTIONAL VALUE OF INTEREST RATE DERIVATIVES	March 31, 2025	December 31, 2024
	(In thousands)
Interest Rate Swap	$100,000	100,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	—	50,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	75,000	75,000
Interest Rate Swap	100,000	100,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. See Note 18 for additional information on the fair value of the Company’s interest rate swaps.

DERIVATIVES DESIGNATED AS CASH FLOW HEDGES AT FAIR VALUE	March 31, 2025	December 31, 2024
	(In thousands)
Interest rate swap assets (1)	$16,452	21,953
Interest rate swap liabilities (2)	1,426	—
(1)Included in Other assets on the Consolidated Balance Sheets.
(2)Included in Other liabilities on the Consolidated Balance Sheets.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below presents the effect of the Company’s derivative financial instruments (interest rate swaps) on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS	2025	2024
	(In thousands)
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$(3,876)	10,640
Amount of (income) reclassified from Accumulated other comprehensive income into Interest expense	(3,051)	(4,746)

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of March 31, 2025, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

(15) EARNINGS PER SHARE
The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted earnings per share (“EPS”).  Basic EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period.  The Company’s basic EPS is calculated by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. Outstanding forward equity sale agreements are potentially dilutive securities that are excluded from the basic EPS calculation until the agreements are settled through the issuance of shares and receipt of proceeds. Although unvested restricted shares are classified as issued and outstanding, they are considered forfeitable until the restrictions lapse and are not included in the basic EPS calculation until the shares vest.

Diluted EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.  The Company calculates diluted EPS by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive securities including shares issuable under forward equity sale agreements and unvested restricted stock using the treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — Net income attributable to common stockholders	$59,423	58,644
Denominator — Weighted average shares outstanding — Basic	51,965	47,860
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — Net income attributable to common stockholders	$59,423	58,644
Denominator:
Weighted average shares outstanding — Basic	51,965	47,860
Effect of dilutive securities	63	101
Weighted average shares outstanding — Diluted	52,028	47,961

(16) EQUITY OFFERINGS
Underwriting commissions and offering costs incurred in connection with common stock offerings and at-the-market (“ATM”) equity offering programs have been reflected as a reduction of Additional paid-in capital.

Under relevant accounting guidance, sales of common stock under forward equity sale agreements are not deemed to be liabilities, and furthermore, meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices other than those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

On October 25, 2024, we established an ATM common stock offering program pursuant to which we are able to sell, from time to time, shares of our common stock having an aggregate gross sales price of up to $1,000,000,000 (the “Current ATM Program”). The Current ATM Program replaced our previous $750,000,000 ATM program, which was established on October 25, 2023, under which we had sold shares of our common stock having an aggregate gross sales price of $746,153,000 through October 25, 2024.

In connection with the Current ATM Program, we may sell shares of our common stock directly through sales agents or through certain financial institutions acting as forward counterparties whereby, at our discretion, the forward counterparties, or their agents or affiliates, may borrow from third parties and subsequently sell shares of our common stock. The use of a forward equity sale agreement allows us to lock in a share price on the sale of shares of our common stock but defer settling and receiving the proceeds from the sale of shares until a later date. Additionally, the forward price that we expect to receive upon settlement of an agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the agreement.

Direct Common Stock Issuance Activity
The following table presents the Company’s common stock issuance activity sold directly through sales agents pursuant to the Company's ATM programs during the three months ended March 31, 2025 and the year ended December 31, 2024:

	Common Stock (1)	Weighted Average Price	Gross Proceeds	Net Proceeds
	(In shares)	(Per share)	(In thousands)	(In thousands)
Three months ended March 31, 2025	33,120	$183.15	$6,066	$6,005
Twelve months ended December 31, 2024	1,373,459	174.30	239,390	236,996
(1) Excludes shares of common stock sold on a forward basis as described below.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Forward Equity Offering Activity
The following table presents the Company’s forward equity offering activity during the three months ended March 31, 2025 and the year ended December 31, 2024:

	Common Stock	Weighted Average Price	Gross Proceeds
	(In shares)	(Per share)	(In thousands)
Forward Sale Agreements Outstanding at December 31, 2023	406,041	$183.92	$74,679
New forward sale agreements (1)	2,677,289	178.32	477,420
Forward sale agreements settled — shares issued and proceeds received (2)	(2,698,077)	179.63	(484,653)
Forward Sale Agreements Outstanding at December 31, 2024	385,253	$175.07	$67,446
New forward sale agreements (1)	1,043,871	182.02	190,006
Forward sale agreements settled — shares issued and proceeds received (3)	(385,253)	175.07	(67,446)
Forward Sale Agreements Outstanding at March 31, 2025	1,043,871	$182.02	$190,006
(1) The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward sale agreements.
(2) EastGroup settled outstanding forward equity sale agreements by issuing 2,698,077 shares of common stock in exchange for net proceeds of approximately $480,663,000.
(3) EastGroup settled outstanding forward equity sale agreements by issuing 385,253 shares of common stock in exchange for net proceeds of approximately $66,902,000.

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

The total compensation expense for service-based and performance-based awards is based upon the fair market value of the shares on the grant date. The grant date fair value for awards that have been granted and are subject to a future market condition (total shareholder return) are determined using a Monte Carlo simulation pricing model developed to specifically accommodate the unique features of the awards.

The Company accrues dividends on unvested restricted shares and holds the certificates for the shares. Employees may vote the shares once performance-based or market-based conditions are met. Share certificates and dividends are delivered to the employee as the shares vest. Forfeitures of awards are recognized as they occur.

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

The long-term compensation awards include components based on the Company’s total shareholder return over the upcoming three years and the employee’s continued service as of the vesting dates. The total shareholder return component is subject to bright-line tests that compare the Company’s total shareholder return to the member companies of the Nareit Equity Index and the Nareit industrial index. The Company begins recognizing expense for these awards based on the grant date fair value of the awards which is determined using a simulation pricing model developed to specifically accommodate the unique features of the award. These market-based awards are expensed on a straight-line basis over the requisite service period (75% vests at the end of the three-year performance period and 25% vests the following year). The long-term awards subject only to continuing employment are expensed on a straight-line basis over the requisite service period (25% vests in each of the following four years).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The annual equity compensation awards include components based on certain annual Company performance measures and individual annual performance goals over the upcoming year. The certain Company performance measures for 2025 are: (i) funds from operations (“FFO”) per share, (ii) cash same property net operating income change, (iii) debt-to-EBITDAre ratio, and (iv) fixed charge coverage. The Company begins recognizing expense for its estimate of the shares that could be earned pursuant to these awards on the grant date; the expense is adjusted to estimated performance levels during the performance period and to actual upon the determination of the awards. The shares are expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period (34% vests at the end of the one year performance period and 33% vests in each of the following two years). Any shares issued pursuant to the individual annual performance goals are determined by the Committee in its discretion following the performance period. The Company begins recognizing the expense for the shares on the grant date and will expense on a straight-line basis over the remaining service period (34% vests at the end of the one year performance period and 33% vests in each of the following two years).

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

Stock-based compensation cost for employees was $4,585,000 for the three months ended March 31, 2025, of which $559,000 was capitalized as part of the Company’s development costs. For the three months ended March 31, 2024, stock-based compensation cost for employees was $3,976,000, of which $640,000 was capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $206,000 for the three months ended March 31, 2025, and $171,000 for the same period in 2024.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the three months ended March 31, 2025, the Company withheld 24,745 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the three months ended March 31, 2025 was $8,718,000. As of the vesting dates, the aggregate fair value of shares that vested during the three months ended March 31, 2025 was $9,982,000.

	Three Months Ended March 31, 2025
RESTRICTED STOCK ACTIVITY	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	89,173	$160.76
Granted (1) (2)	45,970	189.65
Forfeited	—	—
Vested	(59,851)	163.94
Unvested at end of period	75,292	$175.87

(1) Includes restricted shares granted during the year without performance or market conditions. Also includes restricted shares granted in previous years, for long-term and annual equity compensation awards for the Company's executive officers, for which performance-based or market-based conditions have been satisfied and the resulting number of shares have been determined during the year.
(2) Does not include restricted shares subject to open performance periods. For the long-term equity compensation awards established in 2023 and 2024 and the long-term and annual equity compensation awards established in 2025, the number of shares to be earned depends on the satisfaction of performance-based or market-based conditions, which may range from zero to 155,875.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$20,515	20,515	17,529	17,529
Interest rate swap assets	16,452	16,452	21,953	21,953
Financial Liabilities:
Unsecured debt (2)	1,460,000	1,371,268	1,510,000	1,403,754
Interest rate swap liabilities	1,426	1,426	—	—
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

(22) SUBSEQUENT EVENTS
Subsequent to March 31, 2025, EastGroup settled outstanding forward equity sale agreements under the Current ATM Program by issuing 250,516 shares of common stock in exchange for net proceeds of approximately $44,430,000.

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
•potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants, or our ability to lease space at current or anticipated rents, particularly in light of the ongoing uncertainty around interest rates, tariffs and general economic conditions;
•disruption in supply and delivery chains;
•increased construction and development costs, including as a result of tariffs or the recent inflationary environment;
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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as such factors may be updated from time to time in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission.

OVERVIEW

EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location-sensitive customers (primarily in the 20,000 to 100,000 square foot range).  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply constrained submarkets in high-growth markets.  The Company’s core markets are in the states of Texas, Florida, California, Arizona and North Carolina.

As of March 31, 2025, EastGroup owned 536 industrial properties in 12 states. As of that same date, the Company’s portfolio, including development projects and value-add properties in lease-up and under construction, included approximately 63,100,000 square feet consisting of 497 business distribution properties containing 57,800,000 square feet, 17 bulk distribution properties containing 4,400,000 square feet, and 22 business service properties containing 900,000 square feet.

During the three months ended March 31, 2025, economic uncertainty and stock market volatility continued due to a number of factors, including persistent inflation, interest rate uncertainty, concerns about tariffs, supply chain or trade disruptions, and geopolitical conflict. While these factors did not have a significant adverse impact on EastGroup during the three months ended March 31, 2025, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company's leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor inflation and interest rates, as well as the uncertainty resulting from the overall regulatory and economic environment.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms.
During the three months ended March 31, 2025, EastGroup sold, and subsequently settled the issuance of, 33,120 shares of common stock directly through sales agents under its at-the-market (“ATM”) common stock offering program at a weighted average price of $183.15 per share, providing aggregate net proceeds to the Company of $6,005,000.

During the three months ended March 31, 2025, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under its ATM common stock offering program with respect to 1,043,871 shares of common stock with an initial weighted average forward price of $182.02 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time we entered into forward equity sale agreements. Also during the three months ended March 31, 2025, the Company settled outstanding forward equity sale agreements that were previously entered into by issuing 385,253 shares of common stock in exchange for net proceeds of approximately $66,902,000.

Additionally, on June 13, 2024, the Company amended its unsecured bank credit facilities to extend the maturity date by three years to July 31, 2028. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary source of revenue is rental income.  During the three months ended March 31, 2025, EastGroup executed new and renewal leases on 2,594,000 square feet (representing 4.4% of the operating portfolio’s total square footage of 59,101,000). For new and renewal leases signed during the first three months of 2025, average rental rates increased by 46.9%, as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $1.14 for the three months ended March 31, 2025, compared to $1.22 for the same period of 2024, a 6.6% decrease. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire period from January 1, 2024 through March 31, 2025), increased 5.3% for the three months ended March 31, 2025, as compared to the same period in 2024.

EastGroup’s operating portfolio was 97.3% leased and 96.5% occupied as of March 31, 2025, compared to 98.0% and 97.7%, respectively, at March 31, 2024.  As of April 22, 2025, the operating portfolio was 96.9% leased and 95.9% occupied. As of March 31, 2025, leases approximating 6.9% of the operating portfolio, based on a percentage of annualized based rent, were scheduled to expire during the remainder of 2025. This percentage was reduced to 5.8% as of April 22, 2025.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the three months ended March 31, 2025, EastGroup began construction of a redevelopment project, containing 262,000 square feet in Los Angeles.  EastGroup also transferred two development projects (375,000 square feet) in two markets from Development and value-add properties to Real estate properties, with costs of $43,018,000 at the date of transfer. As of March 31, 2025, EastGroup’s development and value-add program consisted of 20 projects (4,030,000 square feet) located in 14 markets. The projected total investment for the development projects, which were collectively 25.2% leased as of April 22, 2025, is $573,200,000, of which $142,876,000 remained to be invested as of March 31, 2025.

There were no operating property acquisitions, value-add property acquisitions or dispositions during the three months ended March 31, 2025.

The Company typically funds its development and acquisition programs through its $675,000,000 unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. Moody’s Investors Service has assigned EastGroup an issuer rating of Baa2 with a stable outlook. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt or convertible bond markets in the future as a means to raise capital.

Investors and industry analysts following the real estate industry primarily utilize two supplemental operating performance measures in analyzing the Company’s operating results: (1) funds from operations (“FFO”) attributable to common stockholders, and (2) property net operating income (“PNOI”).

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current and prior year reporting periods. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three months ended March 31, 2025, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2024 through March 31, 2025. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
NET INCOME	$59,437	58,658
Gain on sales of real estate investments	—	(8,751)
Gain on sales of non-operating real estate	—	(222)
Interest income	(232)	(275)
Other revenue	(1,805)	(150)
Indirect leasing costs	263	177
Depreciation and amortization	52,520	45,169
Company’s share of depreciation from unconsolidated investment	31	31
Interest expense	8,025	10,061
General and administrative expense	7,954	6,681
Noncontrolling interest in PNOI of consolidated joint ventures	(15)	(16)
PROPERTY NET OPERATING INCOME (“PNOI”)	126,178	111,363
PNOI from 2024 acquisitions	(7,030)	(699)
PNOI from 2024 and 2025 development and value-add properties	(5,188)	(2,511)
PNOI from 2024 operating property dispositions	—	(177)
Other PNOI	258	81
SAME PNOI	114,218	108,057
Lease termination fee income from same properties	(579)	(147)
SAME PNOI EXCLUDING INCOME FROM LEASE TERMINATIONS	$113,639	107,910

PNOI was calculated as follows for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Income from real estate operations	$172,644	154,074
Expenses from real estate operations	(46,760)	(43,003)
Noncontrolling interest in PNOI of consolidated joint ventures	(15)	(16)
PNOI from 50% owned unconsolidated investment	309	308
PROPERTY NET OPERATING INCOME (“PNOI”)	$126,178	111,363

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$59,423	58,644
Depreciation and amortization	52,520	45,169
Company’s share of depreciation from unconsolidated investment	31	31
Depreciation and amortization attributable to noncontrolling interest	(1)	(1)
Gain on sales of real estate investments	—	(8,751)
Gain on sales of non-operating real estate	—	(222)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS	111,973	94,870
Gain on involuntary conversion and business interruption claims	(1,763)	—
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS — EXCLUDING GAIN ON INVOLUNTARY CONVERSION AND BUSINESS INTERRUPTION CLAIMS	$110,210	94,870
Net income attributable to common stockholders per diluted share	$1.14	1.22
FFO attributable to common stockholders per diluted share	$2.15	1.98
FFO attributable to common stockholders per diluted share — excluding gain on involuntary conversion and business interruption claims	$2.12	1.98
Diluted shares for earnings per share and funds from operations per share	52,028	47,961

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2025 was $59,423,000 ($1.14 per basic and diluted share), compared to $58,644,000 ($1.23 per basic and $1.22 per diluted share) for the same period in 2024. See Results of Operations for further analysis.

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year. For the three months ended March 31, 2025, FFO was $2.15 per share compared with $1.98 per share for the same period of 2024, an increase of 8.6%. FFO increased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to the increase in PNOI, the decrease in interest expense, and an increase in gain on involuntary conversion, partially offset by an increase in general and administrative expense.

•For the three months ended March 31, 2025, PNOI increased by $14,815,000, or 13.3%, as compared to the same period in 2024. PNOI increased $6,331,000 due to 2024 acquisitions, $6,161,000 due to same property operations and $2,677,000 due to newly developed and value-add properties; PNOI decreased $177,000 due to operating properties sold in 2024.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire period from January 1, 2024 through March 31, 2025. Same PNOI, excluding income from lease terminations, increased 5.3% for the three months ended March 31, 2025, as compared to the same period in 2024.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2024 through March 31, 2025). Same property average occupancy was 96.0% for the three months ended March 31, 2025, compared to 97.5% for the same period of 2024.

•The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2024 through March 31, 2025). The same property average rental rate was $8.55 per square foot for the three months ended March 31, 2025, compared to $8.08 per square foot for the same period of 2024.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2025 was 96.5%.  Quarter-end occupancy ranged from 96.1% to 97.7% over the previous four quarters ended March 31, 2024 to December 31, 2024.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.4% of the operating portfolio’s total square footage) averaged 46.9% for the three months ended March 31, 2025.

FINANCIAL CONDITION

EastGroup’s Total Assets were $5,107,978,000 at March 31, 2025, an increase of $30,502,000 from December 31, 2024.  Total Liabilities decreased $22,111,000 to $1,762,821,000, and Total Equity increased $52,613,000 to $3,345,157,000 during the same period.  The following paragraphs explain these changes in additional detail.

Assets

Real Estate Properties
Real estate properties increased $62,320,000 during the three months ended March 31, 2025, primarily due to: (i) the transfer of projects from Development and value-add properties to Real estate properties; (ii) capital improvements at the Company’s properties; and (iii) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below.

There were no operating property acquisitions or dispositions during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company made capital improvements of $20,253,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $1,698,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at March 31, 2025 consisted of projects in lease-up and under construction of $430,324,000 and prospective development (primarily land) of $255,778,000.  The Company’s total investment in Development and value-add properties at March 31, 2025 was $686,102,000 compared to $674,472,000 at December 31, 2024.  Total capital invested for development during the first three months of 2025 was $56,346,000, which consisted of improvement costs of $54,648,000 on development and value-add properties and costs of $1,698,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,954,000 for the three months ended March 31, 2025, compared to $2,223,000 for the same period of 2024. The decrease was due to variations in timing and volume of development projects started in the three months ended March 31, 2025, as compared to the same period of 2024.

During the three months ended March 31, 2025, the Company did not acquire any development land or value-add properties.

The increases to Development and value-add properties were offset by the transfer of two development and value-add projects to Real estate properties during the three months ended March 31, 2025 with a total investment of $43,018,000 as of the date of transfer.

A summary of the Company's Development and Value-Add Properties for the three months ended March 31, 2025 follows:

	Actual or Estimated Building Size	Cumulative Costs Incurred as of 3/31/2025		Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	2,172,000	$275,700		$300,100
Under construction	1,858,000	154,624		273,100
Total lease-up and under construction	4,030,000	430,324		$573,200
Prospective development (primarily land)	9,919,000	255,778
Total Development and value-add properties as of March 31, 2025	13,949,000	$686,102

Total Development and value-add properties transferred to Real estate properties during the three months ended March 31, 2025	375,000	$43,018	(1)

(1) Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $40,980,000 during the three months ended March 31, 2025, primarily due to depreciation expense of $42,308,000 offset by write-offs of assets.

Other Assets
Other assets decreased $5,407,000 during the three months ended March 31, 2025.  See Note 9 in the Notes to Consolidated Financial Statements for further details.

Liabilities
Unsecured bank credit facilities, net of debt issuance costs increased $250,000 during the three months ended March 31, 2025, mainly due to borrowings of $12,406,000, offset by repayments of $12,406,000, and debt issuance cost activity during the period. The Company’s credit facilities are described in greater detail in Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs decreased $49,874,000 during the three months ended March 31, 2025, primarily due to the repayment of a $50,000,000 term loan and debt issuance cost activity during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $30,045,000 during the three months ended March 31, 2025.  Refer to Note 11 in the Notes to Consolidated Financial Statements for further details.

Other liabilities decreased $2,532,000 during the three months ended March 31, 2025.  Refer to Note 12 in the Notes to Consolidated Financial Statements for further details.

Equity
Additional paid-in capital increased $73,504,000 during the three months ended March 31, 2025, primarily due to the issuance of common stock under the Company’s ATM program (as discussed in Note 16 in the Notes to Consolidated Financial Statements) and activity related to stock-based compensation (as discussed in Note 17 in the Notes to Consolidated Financial Statements).

For the three months ended March 31, 2025, Distributions in excess of earnings increased $13,886,000 as a result of dividends on common stock of $73,309,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $59,423,000.

Accumulated other comprehensive income decreased $6,927,000 during the three months ended March 31, 2025. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 13 and 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2025 was $59,423,000 ($1.14 per basic and diluted share), compared to $58,644,000 ($1.23 per basic and $1.22 per diluted share) for the same period in 2024. The following paragraphs provide further details with respect to these changes:

•PNOI was $126,178,000 ($2.43 per diluted share) for the three months ended March 31, 2025, compared to $111,363,000 ($2.32 per diluted share) during the same period of 2024. PNOI increased $6,331,000 due to 2024 acquisitions, $6,161,000 due to same property operations and $2,677,000 due to newly developed and value-add properties; PNOI decreased $177,000 due to operating properties sold in 2024. Straight-lining of rent increased Income from real estate operations by $3,564,000 and $2,224,000 for the three months ended March 31, 2025 and 2024, respectively.

•EastGroup had no operating property sales during the three months ended March 31, 2025. The Company recognized Gains on sales of real estate investments of $8,751,000 ($0.18 per diluted share) during the three months ended March 31, 2024. The Company’s 2024 sales transactions are described in Note 8 of the Notes to Consolidated Financial Statements.

•Depreciation and amortization expense was $52,520,000 ($1.01 per diluted share) during the three months ended March 31, 2025, compared to $45,169,000 ($0.94 per diluted share) during the same period of 2024. The increase is primarily due to the operating properties acquired by the Company in 2024 and the properties transferred from Development and value-add properties in 2024 and 2025, partially offset by operating properties sold in 2024.

•Interest expense recognized was $8,025,000 ($0.15 per diluted share) during the three months ended March 31, 2025, compared to $10,061,000 ($0.21 per diluted share) during the same period of 2024. Refer to the table below for additional details.

•EastGroup recognized gains on involuntary conversion and business interruption claims of $1,763,000 ($0.03 per diluted share) during the three months ended March 31, 2025. There were no gains on involuntary conversion and business interruption claims during the same period of 2024. Gains on involuntary conversion and business interruption claims are included in Other revenue on the Consolidated Statements of Income and Comprehensive Income.

•Weighted average shares outstanding increased by 4,067,000, on a diluted basis, during the period from March 31, 2024 to March 31, 2025. The increase is primarily due to issuance of shares through common stock offerings, as discussed in Liquidity and Capital Resources.

EastGroup entered into 39 leases with certain rent concessions on 1,360,000 square feet during the three months ended March 31, 2025, with total rent concessions of $3,161,000 over the terms of the leases. During the same period of 2024, the Company entered into 33 leases with certain rent concessions on 1,542,000 square feet with total rent concessions of $2,634,000 over the terms of the leases.

The Company’s percentage of leased square footage for the operating portfolio was 97.3% at March 31, 2025, compared to 98.0% at March 31, 2024.  Occupancy for the Company’s operating portfolio at March 31, 2025 was 96.5% compared to 97.7% at March 31, 2024.

The following table presents the components of Interest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest — variable rate (excluding amortization of facility fees and debt issuance costs)	$11	42	(31)
Amortization of facility fees — unsecured bank credit facilities	244	252	(8)
Amortization of debt issuance costs — unsecured bank credit facilities	265	253	12
Total variable rate interest expense	520	547	(27)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (excluding amortization of debt issuance costs) (1)	12,464	14,141	(1,677)
Amortization of debt issuance costs — unsecured debt	201	226	(25)
Total fixed rate interest expense	12,665	14,367	(1,702)
Total interest	13,185	14,914	(1,729)
Less capitalized interest	(5,160)	(4,853)	(307)
TOTAL INTEREST EXPENSE	$8,025	10,061	(2,036)
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.

The Company’s variable rate interest expense decreased by $27,000 for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to a decrease in average borrowings on its unsecured bank credit facilities, as shown in the following table:

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities - variable rate	$820	2,704	(1,884)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	5.24%	6.29%

The Company’s fixed rate interest expense decreased by $1,702,000 for the three months ended March 31, 2025, as compared to the same period in 2024, primarily as a result of the unsecured debt activity described below.

The following table presents the details of unsecured debt repayments during the three months ended March 31, 2025 and the year ended December 31, 2024:

UNSECURED DEBT REPAID IN 2024 AND 2025	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$50 Million Senior Unsecured Term Loan	4.08%	08/30/2024	$50,000
$60 Million Senior Unsecured Notes	3.46%	12/13/2024	60,000
$60 Million Senior Unsecured Notes	3.48%	12/15/2024	60,000
$50 Million Senior Unsecured Term Loan	1.58%	03/18/2025	50,000
Weighted Average Effectively Fixed Interest Rate and Total Payoff Amount for 2024 and 2025	3.18%		$220,000

In January 2025, the Company refinanced a $100,000,000 senior unsecured term loan, reducing the credit spread by 30 basis points to a total effectively fixed interest rate of 4.97%. The loan, which previously had five years remaining, now has a three-year maturity with two one-year extension options, at the Company's election.

EastGroup did not obtain any unsecured debt during 2024 or during the first three months of 2025. EastGroup’s financing and debt maturities are further described in Liquidity and Capital Resources.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased $307,000 during the three months ended March 31, 2025, as compared to the same period of 2024, due to changes in development activity and spending.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three months ended March 31, 2025 and 2024 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2025	2024
		(In thousands)
Upgrade on acquisitions	40 years	$52	37
Tenant improvements:
New tenants	Lease term	5,507	2,337
Renewal tenants	Lease term	1,411	835
Other:
Building improvements	5-40 years	5,532	3,075
Roofs	5-15 years	5,793	3,810
Parking lots	3-5 years	800	759
Other	5 years	1,158	838
Total real estate improvements (1)		$20,253	11,691

(1)Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Total real estate improvements	$20,253	11,691
Change in real estate property payables	(1,356)	(649)
Change in construction in progress	898	3,787
Real estate improvements on the Consolidated Statements of Cash Flows	$19,795	14,829

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three months ended March 31, 2025 and 2024 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2025	2024
		(In thousands)
Development and value-add	Lease term	$2,087	1,991
New tenants	Lease term	4,414	4,051
Renewal tenants	Lease term	4,068	2,523
Total capitalized leasing costs (1)		$10,569	8,565
Amortization of leasing costs		$6,994	6,038
(1)Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Total capitalized leasing costs	$10,569	8,565
Change in leasing commissions payables	516	(2,270)
Leasing commissions on the Consolidated Statements of Cash Flows	$11,085	6,295

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in the coming year to be consistent in nature with those for the three months ended March 31, 2025.

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

As of March 31, 2025, EastGroup had total immediate liquidity of approximately $882,933,000, comprised of $20,515,000 of cash and cash equivalents, $672,412,000 of availability on our unsecured credit facilities, and approximately $190,006,000 of gross proceeds available on our outstanding forward equity sale agreements. See further details discussed below.

Net cash provided by operating activities was $133,708,000 for the three months ended March 31, 2025.  The primary other sources of cash were proceeds from common stock offerings and borrowings on unsecured bank credit facilities.  The Company distributed $73,205,000 in common stock dividends during the three months ended March 31, 2025.  Other primary uses of cash were for the construction and development of properties; repayments on unsecured debt and unsecured bank credit facilities; and capital improvements at various properties.

As of March 31, 2025, the Company was contractually obligated to pay the dividend declared in March 2025, which was paid in April 2025. An amount for dividends payable of $74,153,000 was included in Accounts payable and accrued expenses at

March 31, 2025, which includes dividends payable on unvested restricted stock of $1,087,000, which are subject to continued service and will be paid upon vesting in future periods.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of March 31, 2025, are as follows:

MATURITY DATES	Weighted Average Interest Rate (1)	Principal Payments Maturing
		(In thousands)
August 28, 2025	3.80%	$20,000
October 1, 2025	3.97%	25,000
October 7, 2025	3.99%	50,000
Year 2026	2.56%	140,000
Year 2027	2.74%	175,000
Year 2028	3.10%	160,000
Year 2029	3.88%	155,000
Year 2030 and beyond	3.57%	735,000
Total Unsecured Debt	3.38%	$1,460,000

(1) These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

In January 2025, EastGroup refinanced a $100,000,000 senior unsecured term loan, reducing the credit spread by 30 basis points to a total effectively fixed interest rate of 4.97%. The loan, which previously had five years remaining, now has a three-year maturity with two one-year extension options, at the Company's election.

In March 2025, EastGroup repaid a $50,000,000 senior unsecured term loan at maturity with an effectively fixed interest rate of 1.58%.

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of March 31, 2025, was SOFR plus 73.5 basis points with an annual facility fee of 14 basis points. As of March 31, 2025, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 5.160%. The Company has a $2,588,000 standby letter of credit pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2025, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2025, the interest rate was 5.235% with no outstanding balance.

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

The $625,000,000 facility also includes a sustainability-linked pricing component, pursuant to which the applicable interest rate margin is adjusted if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the year ended December 31, 2024, which allowed for an interest rate reduction during the three months ended March 31, 2025. The margin was effectively reduced on this unsecured bank credit facility by four basis points, from 77.5 to 73.5 basis points, and the facility fee was reduced from 15 to 14 basis points during the three months ended March 31, 2025.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining minimum debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at March 31, 2025.

On October 25, 2024, we established an ATM common stock offering program pursuant to which we are able to sell, from time to time, shares of our common stock having an aggregate gross sales price of up to $1,000,000,000 (the “Current ATM Program”). The Current ATM Program replaced our previous $750,000,000 ATM program (the “Prior ATM Program”), which was established on October 25, 2023, under which we had sold shares of our common stock having an aggregate gross sales price of $746,153,000 through October 25, 2024.

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

During the three months ended March 31, 2025, EastGroup sold, and subsequently settled the issuance of, 33,120 shares of common stock directly through sales agents under its ATM program at a weighted average price of $183.15 per share, providing aggregate net proceeds to the Company of $6,005,000.

During the three months ended March 31, 2025, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under the Current ATM Program with respect to 1,043,871 shares of common stock with an initial weighted average forward price of $182.02 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward equity sale agreements. Also during the three months ended March 31, 2025, the Company settled outstanding forward equity sale agreements that were previously entered into under its ATM programs by issuing 385,253 shares of common stock in exchange for net proceeds of approximately $66,902,000.

Subsequent to March 31, 2025, EastGroup settled outstanding forward equity sale agreements that were previously entered into under the ATM programs by issuing 250,516 shares of common stock in exchange for net proceeds of approximately $44,430,000. As of April 22, 2025, the Company had 793,355 shares of common stock, or approximately $143,597,000 of net proceeds, based on a weighted average forward price of $181.00 per share, available for settlement prior to the applicable settlement period expirations, ranging from February through March 2026.

As of April 22, 2025, approximately $523,593,000 of common stock remains available to be sold. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2024, did not materially change during the three months ended March 31, 2025.

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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases and the value of leases in-place at the time of acquisition.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease. The amounts allocated to above and below market lease intangibles are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. In-place lease intangibles are valued based upon management’s assessment of factors such as an estimate of forgone rents and avoided leasing costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  These intangible assets are included in Other assets on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease.

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

The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of March 31, 2025.

	April – December 2025	2026	2027	2028		2029	Thereafter	Total	Fair Value
Unsecured bank credit facilities — variable rate (in thousands)	$—	—	—	—	(1)	—	—	—	—	(2)
Weighted average interest rate	—	—	—	5.20%	(3)	—	—	5.20%
Unsecured debt — fixed rate (in thousands)	$95,000	140,000	175,000	160,000		155,000	735,000	1,460,000	1,371,268	(4)
Weighted average interest rate	3.94%	2.56%	2.74%	3.10%		3.88%	3.57%	3.38%

(1)The variable-rate unsecured bank credit facilities mature in July 2028 and, as of March 31, 2025, have zero drawn on both the $625,000,000 unsecured bank credit facility and the $50,000,000 unsecured bank credit facility. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of March 31, 2025.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of March 31, 2025, it does not consider those exposures or positions that could arise after that date.  Assuming there was a $100,000,000 balance on the unsecured bank credit facilities, and if interest rates change by 10% or approximately 52 basis points, interest expense and cash flows would increase or decrease by approximately $520,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s first fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.      OTHER INFORMATION.

ITEM 1.      LEGAL PROCEEDINGS.

The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business and/or other actions that the Company’s management believes will not have a material adverse effect on the Company’s financial condition or results of operations, individually or in the aggregate. Substantially all of these matters are anticipated to be covered by the Company’s liability insurance. The Company cannot predict the outcome of any litigation with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, which could materially affect its financial condition or results of operations.

ITEM 1A.      RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2024, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025 (1)	15,917	$160.49	—	—
February 1, 2025 through February 28, 2025 (1)	8,565	178.87	—	—
March 1, 2025 through March 31, 2025 (1)	277	176.81	—	—
Total	24,759	$167.03	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock or the vesting of shares of restricted stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025:

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

Date:  April 23, 2025

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Executive Vice President, Chief Accounting Officer and Chief Administrative Officer

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer