Form 10-Q
period 2025-06-30
EASTGROUP PROPERTIES INC
filed 2025-07-23
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
or

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of July 22, 2025 was 53,334,394.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2025

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2025	December 31, 2024
	(In thousands, except share and per share data)
ASSETS
Real estate properties	$5,694,951	5,503,444
Development and value-add properties	678,013	674,472
	6,372,964	6,177,916
Less accumulated depreciation	(1,498,548)	(1,415,576)
	4,874,416	4,762,340

Unconsolidated investment	7,077	7,448
Cash and cash equivalents	32,921	17,529
Other assets, net	275,194	290,159
TOTAL ASSETS	$5,189,608	5,077,476

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$(3,092)	(3,595)
Unsecured debt, net of debt issuance costs	1,457,471	1,507,157
Accounts payable and accrued expenses	200,505	147,342
Other liabilities	127,613	134,028
Total Liabilities	1,782,497	1,784,932

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 52,686,636 shares issued and outstanding at June 30, 2025 and 51,825,798 at December 31, 2024	5	5
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	3,823,605	3,673,393
Distributions in excess of earnings	(427,632)	(403,172)
Accumulated other comprehensive income	10,890	21,953
Total Stockholders’ Equity	3,406,868	3,292,179
Noncontrolling interest in joint ventures	243	365
Total Equity	3,407,111	3,292,544
TOTAL LIABILITIES AND EQUITY	$5,189,608	5,077,476

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$177,256	157,333	349,900	311,407
Other revenue	30	1,757	1,835	1,907
	177,286	159,090	351,735	313,314
EXPENSES
Expenses from real estate operations	48,363	43,851	95,123	86,854
Depreciation and amortization	53,012	45,663	105,532	90,832
General and administrative	5,290	4,741	13,244	11,422
Indirect leasing costs	171	220	434	397
	106,836	94,475	214,333	189,505
OTHER INCOME (EXPENSE)
Interest expense	(7,690)	(9,832)	(15,715)	(19,893)
Gain on sales of real estate investments	—	—	—	8,751
Other	553	518	1,063	1,292
NET INCOME	63,313	55,301	122,750	113,959
Net income attributable to noncontrolling interest in joint ventures	(14)	(14)	(28)	(28)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	63,299	55,287	122,722	113,931
Other comprehensive income (loss) — Interest rate swaps	(4,136)	(1,095)	(11,063)	4,799
TOTAL COMPREHENSIVE INCOME	$59,163	54,192	111,659	118,730
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.21	1.15	2.35	2.37
Weighted average shares outstanding — Basic	52,508	48,248	52,237	48,054
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.20	1.14	2.35	2.37
Weighted average shares outstanding — Diluted	52,579	48,345	52,304	48,153

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

For the six months ended June 30, 2025:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2024	$5	3,673,393	(403,172)	21,953	365	3,292,544
Net income	—	—	59,423	—	14	59,437
Net unrealized change in fair value of interest rate swaps	—	—	—	(6,927)	—	(6,927)
Common dividends declared — $1.40 per share	—	—	(73,309)	—	—	(73,309)
Stock-based compensation, net of forfeitures	—	4,791	—	—	—	4,791
Issuance of 418,373 shares of common stock, common stock offering, net of expenses	—	72,849	—	—	—	72,849
Withheld 24,745 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,133)	—	—	—	(4,133)
Withheld 14 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(3)	—	—	—	(3)
Net distributions to noncontrolling interest	—	—	—	—	(92)	(92)
BALANCE, MARCH 31, 2025	5	3,746,897	(417,058)	15,026	287	3,345,157
Net income	—	—	63,299	—	14	63,313
Net unrealized change in fair value of interest rate swaps	—	—	—	(4,136)	—	(4,136)
Common dividends declared — $1.40 per share	—	—	(73,873)	—	—	(73,873)
Stock-based compensation, net of forfeitures	—	2,668	—	—	—	2,668
Issuance of 416,067 shares of common stock, common stock offering, net of expenses	—	74,061	—	—	—	74,061
Withheld 122 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(21)	—	—	—	(21)
Net distributions to noncontrolling interest	—	—	—	—	(58)	(58)
BALANCE, JUNE 30, 2025	$5	3,823,605	(427,632)	10,890	243	3,407,111

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
OPERATING ACTIVITIES
Net income	$122,750	113,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,532	90,832
Stock-based compensation expense	6,535	5,751
Gain on sales of real estate investments	—	(8,751)
Gain on sales of non-operating real estate	—	(222)
Gain on involuntary conversion and business interruption claims	(1,763)	(1,708)
Changes in operating assets and liabilities:
Accrued income and other assets	3,700	(9,820)
Accounts payable, accrued expenses and prepaid rent	39,014	48,621
Other	1,313	1,099
NET CASH PROVIDED BY OPERATING ACTIVITIES	277,081	239,761
INVESTING ACTIVITIES
Development and value-add properties	(158,709)	(122,898)
Purchases of real estate properties	—	(107,804)
Real estate improvements	(44,002)	(34,871)
Net proceeds from sales of real estate investments and non-operating real estate	3,371	17,397
Leasing commissions	(17,451)	(16,517)
Proceeds from involuntary conversion on real estate assets	3,099	2,450
Changes in accrued development costs	5,299	(9,205)
Changes in other assets and other liabilities	495	468
NET CASH USED IN INVESTING ACTIVITIES	(207,898)	(270,980)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	22,851	31,863
Repayments on unsecured bank credit facilities	(22,851)	(31,863)
Repayments on unsecured debt	(50,000)	—
Debt issuance costs	(103)	(3,086)
Distributions paid to stockholders (not including dividends accrued)	(146,299)	(122,337)
Proceeds from common stock offerings	147,006	162,111
Common stock offering related costs	(96)	(107)
Other	(4,299)	(6,225)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(53,791)	30,356
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,392	(863)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,529	40,263
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,921	39,400
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $10,500 and $9,890 for 2025 and 2024, respectively	$14,593	18,968
Cash paid for operating lease liabilities	1,787	1,253

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

As of June 30, 2025 and December 31, 2024, EastGroup held a controlling interest in two joint venture arrangements. The Company had a 95% controlling interest in a joint venture arrangement owning 6.5 acres of land in San Diego, known by the Company as Miramar Land. The Company also had a 99.5% controlling interest in a joint venture arrangement owning a property in Denver, known by the Company as Arista 36 Business Park 1-3.

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

(4)LEASE REVENUE
The Company’s primary source of revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Lease income — Operating leases	$133,727	117,138	263,793	231,338
Variable lease income (1)	43,529	40,195	86,107	80,069
Income from real estate operations	$177,256	157,333	349,900	311,407

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the six month periods ended June 30, 2025 and 2024, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $43,093,000 and $85,401,000 for the three and six months ended June 30, 2025, respectively, and $37,646,000 and $74,851,000 for the same periods in 2024.

The Company’s Real estate properties and Development and value-add properties at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Real estate properties:
Land	$905,877	888,140
Buildings and building improvements	3,951,399	3,815,850
Tenant and other improvements	801,009	761,061
Right of use assets — Ground leases (operating) (1)	36,666	38,393
Development and value-add properties (2)	678,013	674,472
	6,372,964	6,177,916
Less accumulated depreciation	(1,498,548)	(1,415,576)
	$4,874,416	4,762,340

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

The purchase price is also allocated among the following categories of intangible assets: the above or below market component of in-place leases and the value of leases in-place at the time of acquisition.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease. The amounts allocated to above and below market lease intangibles are included in Other assets, net and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. In-place lease intangibles are valued based upon management’s assessment of factors such as an estimate of forgone rents and avoided leasing costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  These intangible assets are included in Other assets, net on the Consolidated Balance Sheets and are amortized over the remaining terms of the existing leases.

Net amortization of above and below market lease intangibles, which is included in Income from real estate operations, increased rental income by $1,520,000 and $3,087,000 for the three and six months ended June 30, 2025, respectively, and $546,000 and $1,153,000 for the same periods in 2024. Amortization expense for in-place lease intangibles, which is included in Depreciation and amortization, was $3,067,000 and $6,285,000 for the three and six months ended June 30, 2025, respectively, and $1,893,000 and $3,819,000 for the same periods in 2024.

During the six months ended June 30, 2025, EastGroup purchased 94.5 acres of development land in two markets for $50,228,000. There were no operating or value-add acquisitions during the six months ended June 30, 2025.

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
(1)In-place lease intangibles and above market lease intangibles are each included in Other assets, net on the Consolidated Balance Sheets. These costs are amortized over the remaining terms of the associated leases in place at the time of acquisition.
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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three and six month periods ended June 30, 2025 and 2024.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of June 30, 2025 and December 31, 2024.

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

A summary of Gain on sales of real estate investments for the six months ended June 30, 2025 and the year ended December 31, 2024 follows:

REAL ESTATE PROPERTIES SOLD	Location	Size	Date Sold	Net Sales Price	Basis	Recognized Gain
		(Square feet)		(In thousands)
2025
Laura Alice Business Center	San Francisco, CA	12,000	06/02/2025	$3,371	3,371	—
2024
Interchange Business Park and Metro Airport Commerce Center	Jackson, MS	159,000	03/05/2024	$13,614	4,863	8,751

The table above includes sales of operating properties. During the year ended December 31, 2024, the Company also sold 5.4 acres of land in two markets for $4,261,000 and recognized gains on the sales of $362,000. The Company did not sell any land during six months ended June 30, 2025. The gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

The Company did not consider its sales in 2025 or 2024 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)OTHER ASSETS
A summary of the Company’s Other assets, net follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Leasing costs (principally commissions)	$180,568	173,582
Accumulated amortization of leasing costs	(67,145)	(63,179)
Leasing costs (principally commissions), net of accumulated amortization	113,423	110,403

Acquired in-place lease intangibles	57,689	59,101
Accumulated amortization of acquired in-place lease intangibles	(25,316)	(20,443)
Acquired in-place lease intangibles, net of accumulated amortization	32,373	38,658

Acquired above market lease intangibles	564	564
Accumulated amortization of acquired above market lease intangibles	(422)	(376)
Acquired above market lease intangibles, net of accumulated amortization	142	188

Straight-line rents receivable	91,980	83,722
Accounts receivable	6,812	10,033
Interest rate swap assets	13,227	21,953
Right of use assets — Office leases (operating)	1,942	2,228
Goodwill	990	990
Escrow deposits and prepaid costs for pending transactions	4,785	3,336
Prepaid insurance	652	6,469
Receivable for insurance proceeds	2,028	3,863
Prepaid expenses and other assets	6,840	8,316
Total Other assets, net	$275,194	290,159

(10) DEBT

The Company’s debt is detailed below:

	June 30, 2025	December 31, 2024
	(In thousands)
Unsecured bank credit facilities — Variable rate, carrying amount	$—	—
Unamortized debt issuance costs	(3,092)	(3,595)
Unsecured bank credit facilities, net of debt issuance costs	(3,092)	(3,595)

Unsecured debt — Fixed rate, carrying amount (1)	1,460,000	1,510,000
Unamortized debt issuance costs	(2,529)	(2,843)
Unsecured debt, net of debt issuance costs	1,457,471	1,507,157

Total unsecured debt, net of debt issuance costs	$1,454,379	1,503,562

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of June 30, 2025, was Secured Overnight Financing Rate (“SOFR”) plus 73.5 basis points with an annual facility fee of 14 basis points. As of June 30, 2025, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
rate of 5.162%. The Company has a $2,588,000 standby letter of credit pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2025, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of June 30, 2025, the interest rate was 5.275% with no outstanding balance.

For both facilities, the margin and facility fee are subject to changes in the Company's credit ratings. In May 2025, Moody’s Ratings affirmed EastGroup’s issuer rating of Baa2 and changed its rating outlook from stable to positive. Given the strength of the Company’s key credit metrics, initial pricing for the credit facilities is based on the BBB+/Baa1 credit ratings level. This favorable pricing level will be retained provided that the Company’s consolidated leverage ratio, as defined in the applicable agreements, remains less than 32.5%.

The $625,000,000 facility also includes a sustainability-linked pricing component, pursuant to which the applicable interest rate margin is adjusted if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the year ended December 31, 2024, which allowed for an interest rate reduction during the three and six months ended June 30, 2025. The margin was effectively reduced on this unsecured bank credit facility by four basis points, from 77.5 to 73.5 basis points, and the facility fee was reduced from 15 to 14 basis points during the three and six months ended June 30, 2025.

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

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of June 30, 2025, are as follows:

MATURITY DATES	Principal Payments Maturing
(In thousands)
2025 — Remainder of year	$95,000
2026	140,000
2027	175,000
2028	160,000
2029	155,000
2030 and beyond	735,000
Total unsecured debt, before amortization of debt issuance costs	$1,460,000

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Property taxes payable	$55,428	11,528
Development costs payable	22,789	16,388
Retainage payable	9,818	10,920
Real estate improvements and capitalized leasing costs payable	9,419	8,753
Interest payable	8,553	8,351
Dividends payable	74,932	74,049
Incentive compensation payable	3,956	6,726
Other payables and accrued expenses	15,610	10,627
Total Accounts payable and accrued expenses	$200,505	147,342

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Security deposits	$44,893	43,506
Prepaid rent and other deferred income	20,707	24,813
Operating lease liabilities — Ground leases	38,226	39,387
Operating lease liabilities — Office leases	1,975	2,269

Acquired below market lease intangibles	28,797	29,198
Accumulated amortization of below market lease intangibles	(9,512)	(6,781)
Acquired below market lease intangibles, net of accumulated amortization	19,285	22,417

Interest rate swap liabilities	2,337	—
Other liabilities	190	1,636
Total Other liabilities	$127,613	134,028

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$15,026	30,782	21,953	24,888
Other comprehensive income (loss) — Interest rate swaps	(4,136)	(1,095)	(11,063)	4,799
Balance at end of period	$10,890	29,687	10,890	29,687

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

As of June 30, 2025, the Company had five interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $8,033,000 will be reclassified from Other comprehensive income (loss) as a decrease to Interest expense over the next twelve months.

The Company’s valuation methodology for over-the-counter (“OTC”) derivatives is to discount cash flows based on SOFR market data. Uncollateralized or partially-collateralized trades include appropriate economic adjustments for funding costs and credit risk. The Company calculates its derivative valuations using mid-market prices.

As of June 30, 2025 and December 31, 2024, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

NOTIONAL VALUE OF INTEREST RATE DERIVATIVES	June 30, 2025	December 31, 2024
	(In thousands)
Interest Rate Swap	$100,000	100,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	—	50,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	75,000	75,000
Interest Rate Swap	100,000	100,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. See Note 18 for additional information on the fair value of the Company’s interest rate swaps.

FAIR VALUE OF DERIVATIVES DESIGNATED AS CASH FLOW HEDGES	June 30, 2025	December 31, 2024
	(In thousands)
Interest rate swap assets (1)	$13,227	21,953
Interest rate swap liabilities (2)	2,337	—
(1)Included in Other assets, net on the Consolidated Balance Sheets.
(2)Included in Other liabilities on the Consolidated Balance Sheets.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below presents the effect of the Company’s derivative financial instruments (interest rate swaps) on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
EFFECT OF CASH FLOW HEDGES ON OTHER COMPREHENSIVE INCOME	2025	2024	2025	2024
	(In thousands)
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$(1,462)	3,634	(5,338)	14,274
Amount of (income) reclassified from Accumulated other comprehensive income into Interest expense	(2,674)	(4,729)	(5,725)	(9,475)

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of June 30, 2025, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — Net income attributable to common stockholders	$63,299	55,287	122,722	113,931
Denominator — Weighted average shares outstanding — Basic	52,508	48,248	52,237	48,054
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — Net income attributable to common stockholders	$63,299	55,287	122,722	113,931
Denominator:
Weighted average shares outstanding — Basic	52,508	48,248	52,237	48,054
Effect of dilutive securities	71	97	67	99
Weighted average shares outstanding — Diluted	52,579	48,345	52,304	48,153

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Direct Common Stock Issuance Activity
The following table presents the Company’s common stock issuance activity sold directly through sales agents pursuant to the Company's ATM programs during the six months ended June 30, 2025 and the year ended December 31, 2024:

	Common Stock (1)	Weighted Average Price	Gross Proceeds	Net Proceeds
	(In shares)	(Per share)	(In thousands)
Three months ended March 31, 2025	33,120	$183.15	$6,066	6,005
Three months ended June 30, 2025	—	—	—	—
Six months ended June 30, 2025	33,120	$183.15	$6,066	6,005

Twelve months ended December 31, 2024	1,373,459	$174.30	$239,390	236,996
(1)Excludes shares of common stock sold on a forward basis as described below.

Forward Equity Offering Activity
The following table presents the Company’s forward equity offering activity during the six months ended June 30, 2025 and the year ended December 31, 2024:

	Common Stock	Weighted Average Price	Gross Proceeds
	(In shares)	(Per share)	(In thousands)
Forward Sale Agreements Outstanding at December 31, 2023	406,041	$183.92	$74,679
New forward sale agreements (1)	2,677,289	178.32	477,420
Forward sale agreements settled — Shares issued and proceeds received (2)	(2,698,077)	179.63	(484,653)
Forward Sale Agreements Outstanding at December 31, 2024	385,253	175.07	67,446
New forward sale agreements (1)	1,043,871	182.02	190,006
Forward sale agreements settled — Shares issued and proceeds received (3)	(385,253)	175.07	(67,446)
Forward Sale Agreements Outstanding at March 31, 2025	1,043,871	182.02	190,006
New forward sale agreements (1)	19,954	175.00	3,492
Forward sale agreements settled — Shares issued and proceeds received (4)	(416,067)	180.26	(74,999)
Forward Sale Agreements Outstanding at June 30, 2025	647,758	$182.94	$118,499
(1)The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward sale agreements.
(2)EastGroup settled outstanding forward equity sale agreements by issuing 2,698,077 shares of common stock in exchange for net proceeds of approximately $480,663,000.
(3)EastGroup settled outstanding forward equity sale agreements by issuing 385,253 shares of common stock in exchange for net proceeds of approximately $66,902,000.
(4)EastGroup settled outstanding forward equity sale agreements by issuing 416,067 shares of common stock in exchange for net proceeds of approximately $74,098,000.

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

Stock-based compensation cost for employees was $2,476,000 and $7,061,000 for the three and six months ended June 30, 2025, respectively, of which $365,000 and $924,000 was capitalized as part of the Company’s development costs. For the three and six months ended June 30, 2024, stock-based compensation cost for employees was $2,472,000 and $6,448,000, respectively, of which $400,000 and $1,040,000 was capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $192,000 and $398,000 for the three and six months ended June 30, 2025, respectively, and $172,000 and $343,000 for the same periods in 2024.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the six months ended June 30, 2025, the Company withheld 24,745 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the six months ended June 30, 2025 was $9,529,000. As of the vesting dates, the aggregate fair value of shares that vested during the six months ended June 30, 2025 was $10,819,000.

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
RESTRICTED STOCK ACTIVITY	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	75,292	$175.87	89,173	$160.76
Granted (1) (2)	4,884	165.99	50,854	187.37
Forfeited	—	—	—	—
Vested	(5,040)	160.87	(64,891)	163.70
Unvested at end of period	75,136	$176.23	75,136	$176.23

(1)Includes restricted shares granted during the year without performance or market conditions. Also includes restricted shares granted in previous years, for long-term and annual equity compensation awards for the Company's executive officers, for which performance-based or market-based conditions have been satisfied and the resulting number of shares have been determined during the year.
(2)Does not include restricted shares subject to open performance periods. For the long-term equity compensation awards established in 2023 and 2024 and the long-term and annual equity compensation awards established in 2025, the number of shares to be earned depends on the satisfaction of performance-based or market-based conditions, which may range from zero to 155,875.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$32,921	32,921	17,529	17,529
Interest rate swap assets	13,227	13,227	21,953	21,953
Financial Liabilities:
Unsecured debt (2)	1,460,000	1,379,943	1,510,000	1,403,754
Interest rate swap liabilities	2,337	2,337	—	—
(1)Carrying amounts shown in the table are included on the Consolidated Balance Sheets under the indicated captions, except as explained below.
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•Interest rate swap assets (included in Other assets, net on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves, SOFR swap curves, observable for substantially the full term of the contract (Level 2 input). See Note 14 for additional information on the Company’s interest rate swaps.

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

(22) SUBSEQUENT EVENTS
Subsequent to June 30, 2025, EastGroup settled outstanding forward equity sale agreements under the Current ATM Program by issuing 647,758 shares of common stock in exchange for net proceeds of approximately $117,065,000.

Also subsequent to June 30, 2025, in separate transactions, EastGroup acquired two business distribution buildings for approximately $61,400,000. The buildings expand the Company’s portfolio in Raleigh by a combined 318,000 square feet.

In July 2025, the Company also purchased 37.4 acres of development land in Orlando for approximately $8,500,000.

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

•international, national, regional and local economic conditions and conflicts;
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

As of June 30, 2025, EastGroup owned 539 industrial properties in 12 states. As of that same date, the Company’s portfolio, including development projects and value-add properties in lease-up and under construction, included approximately 63,600,000 square feet consisting of 501 business distribution properties containing 58,300,000 square feet, 17 bulk distribution properties containing 4,400,000 square feet, and 21 business service properties containing 900,000 square feet.

During the six months ended June 30, 2025, economic uncertainty and stock market volatility continued due to a number of factors, including persistent inflation, interest rate uncertainty, concerns about tariffs, supply chain or trade disruptions, and geopolitical conflict. While these factors did not have a significant adverse impact on EastGroup during the six months ended June 30, 2025, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company's leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor inflation and interest rates, as well as the uncertainty resulting from the overall regulatory and economic environment.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms.
During the six months ended June 30, 2025, EastGroup sold, and subsequently settled the issuance of, 33,120 shares of common stock directly through sales agents under its at-the-market (“ATM”) common stock offering program at a weighted average price of $183.15 per share, providing aggregate net proceeds to the Company of $6,005,000.

During the six months ended June 30, 2025, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under its ATM common stock offering program with respect to 1,063,825 shares of common stock with an initial weighted average forward price of $181.89 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time we entered into forward equity sale agreements. Also during the six months ended June 30, 2025, the Company settled outstanding forward equity sale agreements that were previously entered into by issuing 801,320 shares of common stock in exchange for net proceeds of approximately $141,000,000.

Additionally, on June 13, 2024, the Company amended its unsecured bank credit facilities to extend the maturity date by three years to July 31, 2028. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary source of revenue is rental income.  During the six months ended June 30, 2025, EastGroup executed new and renewal leases on 4,532,000 square feet (representing 7.6% of the operating portfolio’s total square footage of 59,873,000). For new and renewal leases signed during the first six months of 2025, average rental rates increased by 45.8%, as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $2.35 for the six months ended June 30, 2025, compared to $2.37 for the same period of 2024, a 0.8% decrease. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”), Excluding Income from Lease Terminations, from same properties (defined as operating properties owned during the entire period from January 1, 2024 through June 30, 2025), increased 5.9% for the six months ended June 30, 2025, as compared to the same period in 2024.

EastGroup’s operating portfolio was 97.1% leased and 96.0% occupied as of June 30, 2025, compared to 97.4% and 97.1%, respectively, at June 30, 2024.  As of July 22, 2025, the operating portfolio was 96.6% leased and 95.3% occupied. As of June 30, 2025, leases approximating 4.6% of the operating portfolio, based on a percentage of annualized based rent, were scheduled to expire during the remainder of 2025. This percentage was reduced to 3.4% as of July 22, 2025.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the six months ended June 30, 2025, EastGroup acquired 94.5 acres of development land in two markets for $50,228,000. The Company also began construction of a redevelopment project and two development projects containing 731,000 square feet in three markets.  EastGroup also transferred six development projects (1,160,000 square feet) in five markets from Development and value-add properties to Real estate properties, with costs of $151,928,000 at the date of transfer. As of June 30, 2025, EastGroup’s development and value-add program consisted of 18 projects (3,714,000 square feet) located in 13 markets. The projected total investment for the development projects, which were collectively 16.3% leased as of July 22, 2025, is $531,400,000, of which $157,835,000 remained to be invested as of June 30, 2025.

There were no operating property or value-add property acquisitions during the six months ended June 30, 2025.

During the six months ended June 30, 2025, EastGroup sold a 12,000 square foot operating property in San Francisco, generating gross sales proceeds of $3,573,000. The Company did not recognize a gain or loss on this disposition.

The Company typically funds its development and acquisition programs through its $675,000,000 unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In May 2025, Moody’s Ratings affirmed EastGroup’s issuer rating of Baa2 and changed its rating outlook from stable to positive. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt or convertible bond markets in the future as a means to raise capital.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI, Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current and prior year reporting periods. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and six months ended June 30, 2025, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2024 through June 30, 2025. The Company presents Same PNOI and Same PNOI, Excluding Income from Lease Terminations, as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI, Excluding Income from Lease Terminations, for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
NET INCOME	$63,313	55,301	122,750	113,959
Gain on sales of real estate investments	—	—	—	(8,751)
Gain on sales of non-operating real estate	—	—	—	(222)
Interest income	(277)	(241)	(509)	(516)
Other revenue	(30)	(1,757)	(1,835)	(1,907)
Indirect leasing costs	171	220	434	397
Depreciation and amortization	53,012	45,663	105,532	90,832
Company’s share of depreciation from unconsolidated investment	31	31	62	62
Interest expense	7,690	9,832	15,715	19,893
General and administrative expense	5,290	4,741	13,244	11,422
Noncontrolling interest in PNOI of consolidated joint ventures	(16)	(15)	(31)	(31)
PROPERTY NET OPERATING INCOME (“PNOI”)	129,184	113,775	255,362	225,138
PNOI from 2024 acquisitions	(6,989)	(1,371)	(14,019)	(2,070)
PNOI from 2024 and 2025 development and value-add properties	(6,125)	(3,138)	(11,313)	(5,649)
PNOI from 2024 and 2025 operating property dispositions	15	(50)	(40)	(278)
Other PNOI	455	21	713	102
SAME PNOI	116,540	109,237	230,703	217,243
Lease termination fee income from same properties	(213)	(65)	(792)	(212)
SAME PNOI, EXCLUDING INCOME FROM LEASE TERMINATIONS	$116,327	109,172	229,911	217,031

PNOI was calculated as follows for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Income from real estate operations	$177,256	157,333	349,900	311,407
Expenses from real estate operations	(48,363)	(43,851)	(95,123)	(86,854)
Noncontrolling interest in PNOI of consolidated joint ventures	(16)	(15)	(31)	(31)
PNOI from 50% owned unconsolidated investment	307	308	616	616
PROPERTY NET OPERATING INCOME (“PNOI”)	$129,184	113,775	255,362	225,138

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$63,299	55,287	122,722	113,931
Depreciation and amortization	53,012	45,663	105,532	90,832
Company’s share of depreciation from unconsolidated investment	31	31	62	62
Depreciation and amortization attributable to noncontrolling interest	(1)	(1)	(2)	(2)
Gain on sales of real estate investments	—	—	—	(8,751)
Gain on sales of non-operating real estate	—	—	—	(222)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS	116,341	100,980	228,314	195,850
Gain on involuntary conversion and business interruption claims	—	(1,708)	(1,763)	(1,708)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS, EXCLUDING GAIN ON INVOLUNTARY CONVERSION AND BUSINESS INTERRUPTION CLAIMS	$116,341	99,272	226,551	194,142
Net income attributable to common stockholders per diluted share	$1.20	1.14	2.35	2.37
FFO attributable to common stockholders per diluted share	$2.21	2.09	4.37	4.07
FFO attributable to common stockholders per diluted share, excluding gain on involuntary conversion and business interruption claims	$2.21	2.05	4.33	4.03
Diluted shares for earnings per share and funds from operations per share	52,579	48,345	52,304	48,153

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2025 was $63,299,000 ($1.21 per basic and $1.20 per diluted share) and $122,722,000 ($2.35 per basic and diluted share), respectively, compared to $55,287,000 ($1.15 per basic and $1.14 per diluted share) and $113,931,000 ($2.37 per basic and diluted share) for the same periods in 2024. See Results of Operations for further analysis.

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year. For the three months ended June 30, 2025, FFO was $2.21 per diluted share compared with $2.09 per diluted share for the same period of 2024, an increase of 5.7%. For the six months ended June 30, 2025, FFO was $4.37 per diluted share compared with $4.07 per diluted share for the same period of 2024, an increase of 7.4%. FFO increased during the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily due to the increase in PNOI and the decrease in interest expense, partially offset by an increase in general and administrative expense.

•For the three months ended June 30, 2025, PNOI increased by $15,409,000, or 13.5%, as compared to the same period in 2024. PNOI increased $7,303,000 due to same property operations, $5,618,000 due to 2024 acquisitions and $2,987,000 due to newly developed and value-add properties; PNOI decreased $65,000 due to operating properties sold in 2024 and 2025.

For the six months ended June 30, 2025, PNOI increased by $30,224,000, or 13.4%, as compared to the same period in 2024. PNOI increased $13,460,000 due to same property operations, $11,949,000 due to 2024 acquisitions and $5,664,000 due to newly developed and value-add properties; PNOI decreased $238,000 due to operating properties sold in 2024 and 2025.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire period from January 1, 2024 through June 30, 2025. Same PNOI, excluding income from lease terminations, increased 6.6% and 5.9% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2024 through June 30, 2025). Same property average occupancy was 96.3% for the three months ended June 30, 2025, compared to 97.1% for the same period of 2024. Same property average occupancy was 96.2% for the six months ended June 30, 2025, compared to 97.3% for the same period of 2024.

•The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2024 through June 30, 2025). The same property average rental rate was $8.73 and $8.64 per square foot for the three and six months ended June 30, 2025, respectively, compared to $8.21 and $8.15 per square foot for the same periods of 2024.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at June 30, 2025 was 96.0%.  Quarter-end occupancy ranged from 96.1% to 97.1% over the previous four quarters ended June 30, 2024 to March 31, 2025.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (3.2% of the operating portfolio’s total square footage) averaged 44.4% for the three months ended June 30, 2025. For the six months ended June 30, 2025, rental rate increases on new and renewal leases (7.6% of the operating portfolio’s total square footage) averaged 45.8%.

FINANCIAL CONDITION

EastGroup’s Total Assets were $5,189,608,000 at June 30, 2025, an increase of $112,132,000 from December 31, 2024.  Total Liabilities decreased $2,435,000 to $1,782,497,000, and Total Equity increased $114,567,000 to $3,407,111,000 during the same period.  The following paragraphs explain these changes in additional detail.

Assets

Real Estate Properties
Real estate properties increased $191,507,000 during the six months ended June 30, 2025, primarily due to: (i) the transfer of projects from Development and value-add properties to Real estate properties; (ii) capital improvements at the Company’s properties; and (iii) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. The increases were partially offset by the sale of an operating property.

There were no operating property acquisitions during the six months ended June 30, 2025.

During the six months ended June 30, 2025, EastGroup sold a 12,000 square foot operating property in San Francisco, generating gross sales proceeds of $3,573,000. The Company did not recognize a gain or loss on this disposition.

During the six months ended June 30, 2025, the Company made capital improvements of $38,700,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $3,239,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

Development and Value-Add Properties
EastGroup’s investment in Development and value-add properties at June 30, 2025 consisted of projects in lease-up and under construction of $373,565,000 and prospective development (primarily land) of $304,448,000.  The Company’s total investment in Development and value-add properties at June 30, 2025 was $678,013,000 compared to $674,472,000 at December 31, 2024.  Total capital invested for development during the first six months of 2025 was $158,709,000, which consisted of improvement costs of $105,242,000 on development and value-add properties, 50,228,000 for new land investments and costs of $3,239,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

The Company capitalized internal development costs of $1,717,000 and $3,671,000 for the three and six months ended June 30, 2025, respectively, compared to $2,032,000 and $4,255,000 for the same periods of 2024. The decrease was due to variations in timing and volume of development projects under construction.

During the six months ended June 30, 2025, the Company acquired 94.5 acres of development land in two markets for $50,228,000. Costs associated with this acquisition are included in the Development and Value-Add Properties table. The increases to Development and value-add properties were offset by the transfer of six development and value-add projects to Real estate properties during the six months ended June 30, 2025 with a total investment of $151,928,000 as of the date of transfer.

A summary of the Company's Development and Value-Add Properties for the six months ended June 30, 2025 follows:

	Actual or Estimated Building Size	Cumulative Costs Incurred as of 6/30/2025		Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	1,821,000	$226,563		$247,300
Under construction	1,893,000	147,002		284,100
Total lease-up and under construction	3,714,000	373,565		$531,400
Prospective development (primarily land)	10,351,000	304,448
Total Development and value-add properties as of June 30, 2025	14,065,000	$678,013

Total Development and value-add properties transferred to Real estate properties during the six months ended June 30, 2025	1,160,000	$151,928	(1)

(1)Represents cumulative costs at the date of transfer.

Accumulated Depreciation
Accumulated depreciation on real estate, development and value-add properties increased $82,972,000 during the six months ended June 30, 2025, primarily due to depreciation expense of $85,401,000 partially offset by write-offs of assets.

Other Assets, Net
Other assets, net decreased $14,965,000 during the six months ended June 30, 2025.  See Note 9 in the Notes to Consolidated Financial Statements for further details.

Liabilities
Unsecured bank credit facilities, net of debt issuance costs increased $503,000 during the six months ended June 30, 2025, mainly due to borrowings of $22,851,000, offset by repayments of $22,851,000, and debt issuance cost activity during the period. The Company’s credit facilities are described in greater detail in Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs decreased $49,686,000 during the six months ended June 30, 2025, primarily due to the repayment of a $50,000,000 term loan and debt issuance cost activity during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $53,163,000 during the six months ended June 30, 2025.  Refer to Note 11 in the Notes to Consolidated Financial Statements for further details.

Other liabilities decreased $6,415,000 during the six months ended June 30, 2025.  Refer to Note 12 in the Notes to Consolidated Financial Statements for further details.

Equity
Additional paid-in capital increased $150,212,000 during the six months ended June 30, 2025, primarily due to the issuance of common stock under the Company’s ATM program (as discussed in Note 16 in the Notes to Consolidated Financial Statements) and activity related to stock-based compensation (as discussed in Note 17 in the Notes to Consolidated Financial Statements).

For the six months ended June 30, 2025, Distributions in excess of earnings increased $24,460,000 as a result of dividends on common stock of $147,182,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $122,722,000.

Accumulated other comprehensive income decreased $11,063,000 during the six months ended June 30, 2025. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 13 and 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and six months ended June 30, 2025 was $63,299,000 ($1.21 per basic and $1.20 per diluted share) and $122,722,000 ($2.35 per basic and diluted share), respectively, compared to $55,287,000 ($1.15 per basic and $1.14 per diluted share) and $113,931,000 ($2.37 per basic and diluted share) for the same periods in 2024. The following paragraphs provide further details with respect to these changes:

•PNOI was $129,184,000 ($2.46 per diluted share) for the three months ended June 30, 2025, compared to $113,775,000 ($2.35 per diluted share) during the same period of 2024, which was an increase of $0.11 per diluted share. PNOI increased $7,303,000 due to same property operations, $5,618,000 due to 2024 acquisitions and $2,987,000 due to newly developed and value-add properties; PNOI decreased $65,000 due to operating properties sold in 2024 and 2025. Income recognized from straight-lining of rent increased by $1,532,000 for the three months ended June 30, 2025, as compared to the same period of 2024.

PNOI was $255,362,000 ($4.88 per diluted share) for the six months ended June 30, 2025, compared to $225,138,000 ($4.68 per diluted share) during the same period of 2024, which was an increase of $0.20 per diluted share. PNOI increased $13,460,000 due to same property operations, $11,949,000 due to 2024 acquisitions and $5,664,000 due to newly developed and value-add properties; PNOI decreased $238,000 due to operating properties sold in 2024 and 2025. Income recognized from straight-lining of rent increased by $2,872,000 for the six months ended June 30, 2025, as compared to the same period of 2024.

•EastGroup did not recognize any gains or losses on operating property dispositions during the three and six months ended June 30, 2025. The Company had no operating property sales during the three months ended June 30, 2024. The Company recognized Gains on sales of real estate investments of $8,751,000 ($0.18 per diluted share) during the six months ended June 30, 2024. The Company’s 2024 and 2025 sales transactions are described in Note 8 of the Notes to Consolidated Financial Statements.

•Depreciation and amortization expense was $53,012,000 ($1.01 per diluted share) and $45,663,000 ($0.94 per diluted share) during the three months ended June 30, 2025 and 2024, respectively, which was an increase of $0.07 per diluted share. Depreciation and amortization expense was $105,532,000 ($2.02 per diluted share) and $90,832,000 ($1.89 per diluted share) during the six months ended June 30, 2025 and 2024, respectively, which was an increase of $0.13 per diluted share. The increase is primarily due to the operating properties acquired by the Company in 2024 and the properties transferred from Development and value-add properties in 2024 and 2025, partially offset by operating properties sold in 2024 and 2025.

•Interest expense recognized was $7,690,000 ($0.15 per diluted share) and $9,832,000 ($0.20 per diluted share) during the three months ended June 30, 2025 and 2024, respectively, which was a decrease of $0.05 per share. Interest expense recognized was $15,715,000 ($0.30 per diluted share) and $19,893,000 ($0.41 per diluted share) during the six months ended June 30, 2025 and 2024, respectively, which was a decrease of $0.11 per diluted share. Refer to the table below for additional details.

•EastGroup recognized gains on involuntary conversion and business interruption claims of $1,763,000 ($0.03 per diluted share) and $1,708,000 ($0.04 per diluted share) during the six months ended June 30, 2025 and 2024, respectively, which was a decrease of $0.01 per diluted share. The Company recognized $1,708,000 ($0.04 per diluted share) during the three months ended June 30, 2024. There were no gains on involuntary conversion and business interruption claims during the three months ended June 30, 2025. Gains on involuntary conversion and business interruption claims are included in Other revenue on the Consolidated Statements of Income and Comprehensive Income.

•Weighted average shares outstanding increased by 4,234,000 shares on a diluted basis for the three months ended June 30, 2025, as compared to the same period of 2024. Weighted average shares outstanding increased by 4,151,000 shares on a diluted basis for the six months ended June 30, 2025, as compared to the same period of 2024.

The increase is primarily due to issuance of shares through common stock offerings, as discussed in Liquidity and Capital Resources.

EastGroup entered into 35 leases with certain rent concessions on 727,000 square feet during the three months ended June 30, 2025, with total rent concessions of $1,635,000 over the terms of the leases. During the same period of 2024, the Company entered into 31 leases with certain rent concessions on 1,112,000 square feet with total rent concessions of $3,164,000 over the terms of the leases.

EastGroup entered into 74 leases with certain rent concessions on 2,087,000 square feet during the six months ended June 30, 2025, with total rent concessions of $4,796,000 over the terms of the leases. During the same period of 2024, the Company entered into 64 leases with certain rent concessions on 2,654,000 square feet with total rent concessions of $5,798,000 over the terms of the leases.

The Company’s percentage of leased square footage for the operating portfolio was 97.1% at June 30, 2025, compared to 97.4% at June 30, 2024.  Occupancy for the Company’s operating portfolio at June 30, 2025 was 96.0% compared to 97.1% at June 30, 2024.

The following table presents the components of Interest expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest — variable rate (excluding amortization of facility fees and debt issuance costs)	$12	24	(12)	23	66	(43)
Amortization of facility fees — Unsecured bank credit facilities	237	252	(15)	481	504	(23)
Amortization of debt issuance costs — Unsecured bank credit facilities	265	253	12	530	506	24
Total variable rate interest expense	514	529	(15)	1,034	1,076	(42)
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (excluding amortization of debt issuance costs) (1)	12,327	14,114	(1,787)	24,791	28,255	(3,464)
Amortization of debt issuance costs — Unsecured debt	189	226	(37)	390	452	(62)
Total fixed rate interest expense	12,516	14,340	(1,824)	25,181	28,707	(3,526)
Total interest	13,030	14,869	(1,839)	26,215	29,783	(3,568)
Less capitalized interest	(5,340)	(5,037)	(303)	(10,500)	(9,890)	(610)
TOTAL INTEREST EXPENSE	$7,690	9,832	(2,142)	15,715	19,893	(4,178)
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.

The Company’s variable rate interest expense decreased by $15,000 and $42,000 for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily due to a decrease in average borrowings and interest rates on its unsecured bank credit facilities, as shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities — Variable rate	$937	1,518	(581)	879	2,111	(1,232)
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	5.26%	6.29%		5.25%	6.29%

The Company’s fixed rate interest expense decreased by $1,824,000 and $3,526,000 for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily as a result of the unsecured debt activity described below.

The following table presents the details of unsecured debt repayments during the six months ended June 30, 2025 and the year ended December 31, 2024:

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

EastGroup did not obtain any unsecured debt during 2024 or during the first six months of 2025. EastGroup’s financing and debt maturities are further described in Liquidity and Capital Resources.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased $303,000 and $610,000 during the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, due to changes in development activity and spending.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and six months ended June 30, 2025 and 2024 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2025	2024	2025	2024
		(In thousands)
Upgrade on acquisitions	40 years	$10	245	62	282
Tenant improvements:
New tenants	Lease term	6,041	5,863	11,548	8,200
Renewal tenants	Lease term	1,058	395	2,469	1,230
Building improvements	5-40 years	3,699	4,943	9,231	8,018
Roofs	5-15 years	4,228	3,659	10,021	7,469
Parking lots	3-5 years	1,715	1,489	2,515	2,248
Other	5 years	1,696	1,349	2,854	2,187
Total real estate improvements (1)		$18,447	17,943	38,700	29,634

(1)Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Total real estate improvements	$38,700	29,634
Change in real estate property payables	(1,230)	(998)
Change in construction in progress	6,532	6,235
Real estate improvements on the Consolidated Statements of Cash Flows	$44,002	34,871

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets, net. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and six months ended June 30, 2025 and 2024 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Estimated Useful Life	2025	2024	2025	2024
		(In thousands)
Development and value-add	Lease term	$1,282	2,430	3,369	4,421
New tenants	Lease term	2,876	3,752	7,290	7,803
Renewal tenants	Lease term	2,159	2,743	6,227	5,266
Total capitalized leasing costs (1)		$6,317	8,925	16,886	17,490
Amortization of leasing costs		$6,852	6,124	13,846	12,162

(1)Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Total capitalized leasing costs	$16,886	17,490
Change in leasing commissions payables	565	(973)
Leasing commissions on the Consolidated Statements of Cash Flows	$17,451	16,517

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in the coming year to be consistent in nature with those for the six months ended June 30, 2025.

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

As of June 30, 2025, EastGroup had total immediate liquidity of approximately $823,832,000 comprised of $32,921,000 of cash and cash equivalents, $672,412,000 of availability on our unsecured credit facilities, and approximately $118,499,000 of gross proceeds available on our outstanding forward equity sale agreements. See further details discussed below.

Net cash provided by operating activities was $277,081,000 for the six months ended June 30, 2025.  The primary other sources of cash were proceeds from common stock offerings and borrowings on unsecured bank credit facilities.  The Company distributed $146,299,000 in common stock dividends during the six months ended June 30, 2025.  Other primary uses of cash were for the construction and development of properties; repayments on unsecured debt and unsecured bank credit facilities; and capital improvements at various properties.

As of June 30, 2025, the Company was contractually obligated to pay the dividend declared in May 2025, which was paid in July 2025. An amount for dividends payable of $74,932,000 was included in Accounts payable and accrued expenses at June 30, 2025, which includes dividends payable on unvested restricted stock of $1,277,000, which are subject to continued service and will be paid upon vesting in future periods.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of June 30, 2025, are as follows:

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

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of June 30, 2025, was SOFR plus 73.5 basis points with an annual facility fee of 14 basis points. As of June 30, 2025, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 5.162%. The Company has a $2,588,000 standby letter of credit pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of June 30, 2025, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of June 30, 2025, the interest rate was 5.275% with no outstanding balance.

For both facilities, the margin and facility fee are subject to changes in the Company's credit ratings. In May 2025, Moody’s Ratings affirmed EastGroup’s issuer rating of Baa2 and changed its rating outlook from stable to positive. Given the strength of the Company’s key credit metrics, initial pricing for the credit facilities is based on the BBB+/Baa1 credit ratings level. This favorable pricing level will be retained provided that the Company’s consolidated leverage ratio, as defined in the applicable agreements, remains less than 32.5%.

The $625,000,000 facility also includes a sustainability-linked pricing component, pursuant to which the applicable interest rate margin is adjusted if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the year ended December 31, 2024, which allowed for an interest rate reduction during the three and six months ended June 30, 2025. The margin was effectively reduced on this unsecured bank credit facility by four basis points, from 77.5 to 73.5 basis points, and the facility fee was reduced from 15 to 14 basis points during the three and six months ended June 30, 2025.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining minimum debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at June 30, 2025.

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

During the six months ended June 30, 2025, EastGroup sold, and subsequently settled the issuance of, 33,120 shares of common stock directly through sales agents under its ATM program at a weighted average price of $183.15 per share, providing aggregate net proceeds to the Company of $6,005,000.

During the six months ended June 30, 2025, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under the Current ATM Program with respect to 1,063,825 shares of common stock with an initial weighted average forward price of $181.89 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward equity sale agreements. Also during the six months ended June 30, 2025, the Company settled outstanding forward equity sale agreements that were previously entered into under its ATM programs by issuing 801,320 shares of common stock in exchange for net proceeds of approximately $141,000,000.

Subsequent to June 30, 2025, EastGroup settled outstanding forward equity sale agreements that were previously entered into under the ATM programs by issuing 647,758 shares of common stock in exchange for net proceeds of approximately $117,065,000. As of July 22, 2025, the Company had no outstanding forward shares available for settlement.

As of July 22, 2025, approximately $520,101,000 of common stock remains available to be sold. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2024, did not materially change during the six months ended June 30, 2025.

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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases and the value of leases in-place at the time of acquisition.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease. The amounts allocated to above and below market lease intangibles are included in Other assets, net and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. In-place lease intangibles are valued based upon management’s assessment of factors such as an estimate of forgone rents and avoided leasing costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  These intangible assets are included in Other assets, net on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 21 in the Notes to Consolidated Financial Statements.

SUPPLEMENTAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion supplements and updates the disclosures under the heading “Certain United States Federal Income Tax Considerations” in the prospectus dated December 16, 2022, contained in our Registration Statement on Form S-3 (File No. 333-268821) filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2022, (the “S-3 Tax Disclosure”) and as supplemented by the disclosures under the heading “Supplemental U.S. Federal Income Tax Considerations” in our Annual Report on Form 10-K filed with the SEC on February 12, 2025 (together with the S-3 Tax Disclosure, the “Existing Tax Disclosure”). Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in the Existing Tax Disclosure.

On July 4, 2025, H.R. 1, informally known as the One Big Beautiful Bill Act (the “OBBB”), was enacted. The OBBB makes major changes to the Code, including some provisions of the Code that affect the taxation of REITs and their investors. In particular:
•For taxable years beginning on or after January 1, 2026, the OBBB relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% (relaxed from 20%) of the gross value of a REIT’s assets may be represented by securities of one or more taxable REIT subsidiaries.

•The OBBB permanently extended the section 199A pass-through qualified business income deduction, generally allowing certain individuals, trusts and estates to deduct 20% of the aggregate amount of qualified REIT dividends distributed by a REIT. This deduction was due to expire for tax years beginning after December 31, 2025.

To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first six paragraphs of the S-3 Tax Disclosure as if those paragraphs were set forth in this Quarterly Report on Form 10-Q.

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

The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of June 30, 2025.

	July – December 2025	2026	2027	2028		2029	Thereafter	Total	Fair Value
Unsecured bank credit facilities — Variable rate (in thousands)	$—	—	—	—	(1)	—	—	—	—	(2)
Weighted average interest rate	—	—	—	5.22%	(3)	—	—	5.22%
Unsecured debt — Fixed rate (in thousands)	$95,000	140,000	175,000	160,000		155,000	735,000	1,460,000	1,379,943	(4)
Weighted average interest rate	3.94%	2.56%	2.74%	3.10%		3.88%	3.57%	3.38%

(1)The variable-rate unsecured bank credit facilities mature in July 2028 and, as of June 30, 2025, have zero drawn on both the $625,000,000 unsecured bank credit facility and the $50,000,000 unsecured bank credit facility. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of June 30, 2025.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of June 30, 2025, it does not consider those exposures or positions that could arise after that date.  Assuming there was a $100,000,000 balance on the unsecured bank credit facilities, and if interest rates change by 10% or approximately 52 basis points, interest expense and cash flows would increase or decrease by approximately $522,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s second fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 through April 30, 2025	—	$—	—	—
May 1, 2025 through May 31, 2025 (1)	42	166.44	—	—
June 1, 2025 through June 30, 2025 (1)	80	171.72	—	—
Total	122	$169.90	—

(1)As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock or the vesting of shares of restricted stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025:

Exhibit Number	Description
10.1*
EastGroup Properties, Inc. Director Compensation Program Including the Independent Director Compensation Policy, as amended and restated as of May 22, 2025, pursuant to the EastGroup Properties, Inc. 2023 Equity Incentive Plan (filed herewith).

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

Date:  July 23, 2025

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Executive Vice President, Chief Accounting Officer and Chief Administrative Officer

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer