Form 10-Q
period 2025-09-30
EASTGROUP PROPERTIES INC
filed 2025-10-23
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
or

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of October 22, 2025 was 53,348,644.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2025	December 31, 2024
	(In thousands, except share and per share data)
ASSETS
Real estate properties	$5,950,075	5,503,444
Development and value-add properties	642,207	674,472
	6,592,282	6,177,916
Accumulated depreciation	(1,540,937)	(1,415,576)
	5,051,345	4,762,340

Unconsolidated investment	6,950	7,448
Cash and cash equivalents	2,981	17,529
Other assets, net	293,479	290,159
TOTAL ASSETS	$5,354,755	5,077,476

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$42,159	(3,595)
Unsecured debt, net of debt issuance costs	1,437,660	1,507,157
Accounts payable and accrued expenses	230,170	147,342
Other liabilities	135,732	134,028
Total Liabilities	1,845,721	1,784,932

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 53,348,644 shares issued and outstanding at September 30, 2025 and 51,825,798 at December 31, 2024	5	5
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	3,943,700	3,673,393
Distributions in excess of earnings	(443,754)	(403,172)
Accumulated other comprehensive income	8,751	21,953
Total Stockholders’ Equity	3,508,702	3,292,179
Noncontrolling interest in joint ventures	332	365
Total Equity	3,509,034	3,292,544
TOTAL LIABILITIES AND EQUITY	$5,354,755	5,077,476

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$182,089	162,861	531,989	474,268
Other revenue	47	15	1,882	1,922
	182,136	162,876	533,871	476,190
EXPENSES
Expenses from real estate operations	48,004	44,163	143,127	131,017
Depreciation and amortization	54,131	48,917	159,663	139,749
General and administrative	5,607	5,154	18,851	16,576
Indirect leasing costs	199	159	633	556
	107,941	98,393	322,274	287,898
OTHER INCOME (EXPENSE)
Interest expense	(7,685)	(9,871)	(23,400)	(29,764)
Gain on sales of real estate investments	—	—	—	8,751
Other	447	582	1,510	1,874
NET INCOME	66,957	55,194	189,707	169,153
Net income attributable to noncontrolling interest in joint ventures	(14)	(14)	(42)	(42)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	66,943	55,180	189,665	169,111
Other comprehensive loss — Interest rate swaps	(2,139)	(15,747)	(13,202)	(10,948)
TOTAL COMPREHENSIVE INCOME	$64,804	39,433	176,463	158,163
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.26	1.13	3.61	3.50
Weighted average shares outstanding — Basic	53,159	48,864	52,544	48,324
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.26	1.13	3.60	3.49
Weighted average shares outstanding — Diluted	53,264	48,999	52,624	48,435

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
For the nine months ended September 30, 2025:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2024	$5	3,673,393	(403,172)	21,953	365	3,292,544
Net income	—	—	59,423	—	14	59,437
Net unrealized change in fair value of interest rate swaps	—	—	—	(6,927)	—	(6,927)
Common dividends declared — $1.40 per share	—	—	(73,309)	—	—	(73,309)
Stock-based compensation, net of forfeitures	—	4,791	—	—	—	4,791
Issuance of 418,373 shares of common stock, common stock offering, net of expenses	—	72,849	—	—	—	72,849
Withheld 24,745 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,133)	—	—	—	(4,133)
Withheld 14 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(3)	—	—	—	(3)
Net distributions to noncontrolling interest	—	—	—	—	(92)	(92)
BALANCE, MARCH 31, 2025	5	3,746,897	(417,058)	15,026	287	3,345,157
Net income	—	—	63,299	—	14	63,313
Net unrealized change in fair value of interest rate swaps	—	—	—	(4,136)	—	(4,136)
Common dividends declared — $1.40 per share	—	—	(73,873)	—	—	(73,873)
Stock-based compensation, net of forfeitures	—	2,668	—	—	—	2,668
Issuance of 416,067 shares of common stock, common stock offering, net of expenses	—	74,061	—	—	—	74,061
Withheld 122 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(21)	—	—	—	(21)
Net distributions to noncontrolling interest	—	—	—	—	(58)	(58)
BALANCE, JUNE 30, 2025	5	3,823,605	(427,632)	10,890	243	3,407,111
Net income	—	—	66,943	—	14	66,957
Net unrealized change in fair value of interest rate swaps	—	—	—	(2,139)	—	(2,139)
Common dividends declared — $1.55 per share	—	—	(83,065)	—	—	(83,065)
Stock-based compensation, net of forfeitures	—	3,081	—	—	—	3,081
Issuance of 647,758 shares of common stock, common stock offering, net of expenses	—	117,014	—	—	—	117,014
Net distributions to noncontrolling interest	—	—	—	—	(8)	(8)
Contributions from noncontrolling interest	—	—	—	—	83	83
BALANCE, SEPTEMBER 30, 2025	$5	3,943,700	(443,754)	8,751	332	3,509,034
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
See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
OPERATING ACTIVITIES
Net income	$189,707	169,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,663	139,749
Stock-based compensation expense	9,165	8,277
Gain on sales of real estate investments	—	(8,751)
Gain on sales of non-operating real estate	—	(222)
Gain on involuntary conversion and business interruption claims	(1,763)	(1,708)
Changes in operating assets and liabilities:
Accrued income and other assets	(11,099)	(10,630)
Accounts payable, accrued expenses and prepaid rent	68,465	65,021
Other	1,848	1,804
NET CASH PROVIDED BY OPERATING ACTIVITIES	415,986	362,693
INVESTING ACTIVITIES
Development and value-add properties	(242,121)	(181,353)
Purchases of real estate properties	(121,965)	(143,585)
Real estate improvements	(62,648)	(49,287)
Net proceeds from sales of real estate investments and non-operating real estate	3,371	17,397
Leasing commissions	(25,978)	(24,748)
Proceeds from involuntary conversion on real estate assets	3,099	2,450
Changes in accrued development costs	(1,463)	(12,950)
Changes in other assets and other liabilities	2,547	(4,720)
NET CASH USED IN INVESTING ACTIVITIES	(445,158)	(396,796)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	136,191	55,262
Repayments on unsecured bank credit facilities	(91,191)	(55,262)
Repayments on unsecured debt	(70,000)	(50,000)
Debt issuance costs	(116)	(3,099)
Distributions paid to stockholders (not including dividends accrued)	(219,955)	(184,030)
Proceeds from common stock offerings	264,071	254,356
Common stock offering related costs	(147)	(142)
Other	(4,229)	(6,288)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,624	10,797
DECREASE IN CASH AND CASH EQUIVALENTS	(14,548)	(23,306)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,529	40,263
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,981	16,957
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $15,889 and $14,797 for 2025 and 2024, respectively	$17,587	22,631
Cash paid for operating lease liabilities	2,690	1,783

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

As of September 30, 2025 and December 31, 2024, EastGroup held a controlling interest in two joint venture arrangements. The Company had a 95% controlling interest in a joint venture arrangement owning 6.5 acres of land in San Diego, known by the Company as Miramar Land. The Company also had a 99.5% controlling interest in a joint venture arrangement owning a property in Denver, known by the Company as Arista 36 Business Park 1-3.

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

(4)LEASE REVENUE
The Company’s primary source of revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Lease income — Operating leases	$137,713	121,797	401,506	353,135
Variable lease income (1)	44,376	41,064	130,483	121,133
Income from real estate operations	$182,089	162,861	531,989	474,268

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the nine month periods ended September 30, 2025 and 2024, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $43,928,000 and $129,329,000 for the three and nine months ended September 30, 2025, respectively, and $40,046,000 and $114,897,000 for the same periods in 2024.

The Company’s Real estate properties and Development and value-add properties at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Real estate properties:
Land	$944,472	888,140
Buildings and building improvements	4,147,362	3,815,850
Tenant and other improvements	822,425	761,061
Right of use assets — Ground leases (operating) (1)	35,816	38,393
Development and value-add properties (2)	642,207	674,472
	6,592,282	6,177,916
Less accumulated depreciation	(1,540,937)	(1,415,576)
	$5,051,345	4,762,340

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2024 and the first nine months of 2025 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2024 and 2025 acquisitions.

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

Net amortization of above and below market lease intangibles, which is included in Income from real estate operations, increased rental income by $1,547,000 and $4,634,000 for the three and nine months ended September 30, 2025, respectively, and $612,000 and $1,765,000 for the same periods in 2024. Amortization expense for in-place lease intangibles, which is included in Depreciation and amortization, was $3,148,000 and $9,433,000 for the three and nine months ended September 30, 2025, respectively, and $2,009,000 and $5,828,000 for the same periods in 2024.

During the nine months ended September 30, 2025, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2025	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired
LifeScience Logistics Center	Raleigh, NC	251,000	07/08/2025	$47,150
Lumley Logistics Center	Raleigh, NC	67,000	07/15/2025	14,174
McKinney Airport Trade Center	Dallas, TX	320,000	09/19/2025	60,641
Total operating property acquisitions (2)(3)		638,000		$121,965
(1)Cost is calculated in accordance with FASB ASC 805 and represents the sum of the purchase price, closing costs and capitalized acquisition costs.
(2)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets.
(3)Excludes acquired development land as discussed below.

There were no value-add acquisitions during the nine months ended September 30, 2025.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the nine months ended September 30, 2025.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2025	Cost
(In thousands)
Land	$25,439
Buildings and building improvements	88,601
Tenant and other improvements	6,128
Total real estate properties acquired	120,168
In-place lease intangibles (1)	9,076
Above market lease intangibles (1)	55
Below market lease intangibles (2)	(7,334)
Total assets acquired, net of liabilities assumed	$121,965
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

The leases in the properties acquired during the nine months ended September 30, 2025 had a weighted average remaining lease term at acquisition of approximately 9.5 years.

Also during the nine months ended September 30, 2025, EastGroup purchased 171.8 acres of development land in three markets for $83,793,000.

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
(1)Cost is calculated in accordance with FASB ASC 805 and represents the sum of the purchase price, closing costs and capitalized acquisition costs.
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

The leases in the properties acquired during the year ended December 31, 2024 had a weighted average remaining lease term at acquisition of approximately 5.3 years.

Also during 2024, EastGroup purchased 61.1 acres of development land in two markets for $13,762,000.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three and nine month periods ended September 30, 2025 and 2024.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of September 30, 2025 and December 31, 2024.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of Gain on sales of real estate investments for the nine months ended September 30, 2025 and the year ended December 31, 2024 follows:

REAL ESTATE PROPERTIES SOLD	Location	Size	Date Sold	Net Sales Price	Basis	Recognized Gain
		(Square feet)		(In thousands)
2025
Laura Alice Business Center	San Francisco, CA	12,000	06/02/2025	$3,371	3,371	—
2024
Interchange Business Park and Metro Airport Commerce Center	Jackson, MS	159,000	03/05/2024	$13,614	4,863	8,751

The table above includes sales of operating properties. During the year ended December 31, 2024, the Company also sold 5.4 acres of land in two markets for $4,261,000 and recognized gains on the sales of $362,000. The Company did not sell any land during the nine months ended September 30, 2025. The gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

The Company did not consider its sales in 2025 or 2024 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

(9)OTHER ASSETS
A summary of the Company’s Other assets, net follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Leasing costs (principally commissions)	$184,807	173,582
Accumulated amortization of leasing costs	(70,348)	(63,179)
Leasing costs (principally commissions), net of accumulated amortization	114,459	110,403

Acquired in-place lease intangibles	65,143	59,101
Accumulated amortization of acquired in-place lease intangibles	(26,842)	(20,443)
Acquired in-place lease intangibles, net of accumulated amortization	38,301	38,658

Acquired above market lease intangibles	619	564
Accumulated amortization of acquired above market lease intangibles	(448)	(376)
Acquired above market lease intangibles, net of accumulated amortization	171	188

Straight-line rents receivable	96,619	83,722
Accounts receivable	8,004	10,033
Interest rate swap assets	11,165	21,953
Right of use assets — Office leases (operating)	1,803	2,228
Goodwill	990	990
Escrow deposits and prepaid costs for pending transactions	2,766	3,336
Prepaid insurance	9,122	6,469
Receivable for insurance proceeds	2,542	3,863
Prepaid expenses and other assets	7,537	8,316
Total Other assets, net	$293,479	290,159

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(10) DEBT

The Company’s debt is detailed below:

	September 30, 2025	December 31, 2024
	(In thousands)
Unsecured bank credit facilities — Variable rate, carrying amount	$45,000	—
Unamortized debt issuance costs	(2,841)	(3,595)
Unsecured bank credit facilities, net of debt issuance costs	42,159	(3,595)

Unsecured debt — Fixed rate, carrying amount (1)	1,440,000	1,510,000
Unamortized debt issuance costs	(2,340)	(2,843)
Unsecured debt, net of debt issuance costs	1,437,660	1,507,157

Total unsecured debt, net of debt issuance costs	$1,479,819	1,503,562

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of September 30, 2025, was Secured Overnight Financing Rate (“SOFR”) plus 73.5 basis points with an annual facility fee of 14 basis points. As of September 30, 2025, the Company had $45,000,000 of variable rate borrowings on this unsecured bank credit facility and an interest rate of 4.998%. The Company has a $2,588,000 standby letter of credit pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2025, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2025, the interest rate was 5.035% with no outstanding balance.

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

The $625,000,000 facility also includes a sustainability-linked pricing component, pursuant to which the applicable interest rate margin is adjusted if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the year ended December 31, 2024, which allowed for an interest rate reduction during the three and nine months ended September 30, 2025. The margin was effectively reduced on this unsecured bank credit facility by four basis points, from 77.5 to 73.5 basis points, and the facility fee was reduced from 15 to 14 basis points during the three and nine months ended September 30, 2025.

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

In August 2025, EastGroup repaid senior unsecured notes at maturity. The notes had a principal balance of $20,000,000 and a fixed interest rate of 3.80%.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of September 30, 2025, are as follows:

MATURITY DATES	Principal Payments Maturing
(In thousands)
2025 — Remainder of year	$75,000
2026	140,000
2027	175,000
2028	160,000
2029	155,000
2030 and beyond	735,000
Total unsecured debt, before amortization of debt issuance costs	$1,440,000

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Property taxes payable	$82,084	11,528
Development costs payable	15,818	16,388
Retainage payable	10,027	10,920
Real estate improvements and capitalized leasing costs payable	8,420	8,753
Interest payable	12,792	8,351
Dividends payable	84,341	74,049
Incentive compensation payable	6,261	6,726
Other payables and accrued expenses	10,427	10,627
Total Accounts payable and accrued expenses	$230,170	147,342

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Security deposits	$46,555	43,506
Prepaid rent and other deferred income	21,198	24,813
Operating lease liabilities — Ground leases	37,649	39,387
Operating lease liabilities — Office leases	1,831	2,269

Acquired below market lease intangibles	35,016	29,198
Accumulated amortization of below market lease intangibles	(9,971)	(6,781)
Acquired below market lease intangibles, net of accumulated amortization	25,045	22,417

Interest rate swap liabilities	2,414	—
Other liabilities	1,040	1,636
Total Other liabilities	$135,732	134,028

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$10,890	29,687	21,953	24,888
Other comprehensive loss — Interest rate swaps	(2,139)	(15,747)	(13,202)	(10,948)
Balance at end of period	$8,751	13,940	8,751	13,940

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

As of September 30, 2025, the Company had five interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive loss and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $7,012,000 will be reclassified from Other comprehensive loss as a decrease in Interest expense over the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2025 and December 31, 2024, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

NOTIONAL VALUE OF INTEREST RATE DERIVATIVES	September 30, 2025	December 31, 2024
	(In thousands)
Interest Rate Swap	$100,000	100,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	—	50,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	75,000	75,000
Interest Rate Swap	100,000	100,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. See Note 18 for additional information on the fair value of the Company’s interest rate swaps.

FAIR VALUE OF DERIVATIVES DESIGNATED AS CASH FLOW HEDGES	September 30, 2025	December 31, 2024
	(In thousands)
Interest rate swap assets (1)	$11,165	21,953
Interest rate swap liabilities (2)	2,414	—
(1)Included in Other assets, net on the Consolidated Balance Sheets.
(2)Included in Other liabilities on the Consolidated Balance Sheets.

The table below presents the effect of the Company’s derivative financial instruments (interest rate swaps) on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
EFFECT OF CASH FLOW HEDGES ON OTHER COMPREHENSIVE LOSS	2025	2024	2025	2024
	(In thousands)
Amount of income (loss) recognized in Other comprehensive loss on derivatives	$565	(11,094)	(4,773)	3,180
Amount of (income) reclassified from Accumulated other comprehensive income into Interest expense	(2,704)	(4,653)	(8,429)	(14,128)

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of September 30, 2025, the Company had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — Net income attributable to common stockholders	$66,943	55,180	189,665	169,111
Denominator — Weighted average shares outstanding — Basic	53,159	48,864	52,544	48,324
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — Net income attributable to common stockholders	$66,943	55,180	189,665	169,111
Denominator:
Weighted average shares outstanding — Basic	53,159	48,864	52,544	48,324
Effect of dilutive securities	105	135	80	111
Weighted average shares outstanding — Diluted	53,264	48,999	52,624	48,435

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Direct Common Stock Issuance Activity
The following table presents the Company’s common stock issuance activity sold directly through sales agents pursuant to the Company's ATM programs during the nine months ended September 30, 2025 and the year ended December 31, 2024:

	Common Stock (1)	Weighted Average Price	Gross Proceeds	Net Proceeds
	(In shares)	(Per share)	(In thousands)
Three months ended March 31, 2025	33,120	$183.15	$6,066	6,005
Three months ended June 30, 2025	—	—	—	—
Three months ended September 30, 2025	—	—	—	—
Nine months ended September 30, 2025	33,120	$183.15	$6,066	6,005

Twelve months ended December 31, 2024	1,373,459	$174.30	$239,390	236,996
(1)Excludes shares of common stock sold on a forward basis as described below.

Forward Equity Offering Activity
The following table presents the Company’s forward equity offering activity during the nine months ended September 30, 2025 and the year ended December 31, 2024:

	Common Stock	Weighted Average Price	Gross Proceeds
	(In shares)	(Per share)	(In thousands)
Forward Sale Agreements Outstanding at December 31, 2023	406,041	$183.92	$74,679
New forward sale agreements (1)	2,677,289	178.32	477,420
Forward sale agreements settled — Shares issued and proceeds received (2)	(2,698,077)	179.63	(484,653)
Forward Sale Agreements Outstanding at December 31, 2024	385,253	175.07	67,446
New forward sale agreements (1)	1,043,871	182.02	190,006
Forward sale agreements settled — Shares issued and proceeds received (3)	(385,253)	175.07	(67,446)
Forward Sale Agreements Outstanding at March 31, 2025	1,043,871	182.02	190,006
New forward sale agreements (1)	19,954	175.00	3,492
Forward sale agreements settled — Shares issued and proceeds received (4)	(416,067)	180.26	(74,999)
Forward Sale Agreements Outstanding at June 30, 2025	647,758	182.94	118,499
New forward sale agreements (1)	—	—	—
Forward sale agreements settled — Shares issued and proceeds received (5)	(647,758)	182.94	(118,499)
Forward Sale Agreements Outstanding at September 30, 2025	—	$—	$—
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
(5)EastGroup settled outstanding forward equity sale agreements by issuing 647,758 shares of common stock in exchange for net proceeds of approximately $117,066,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The annual equity compensation awards include components based on certain annual Company performance measures and individual annual performance goals over the upcoming year. The Company performance measures for 2025 are: (i) funds from operations (“FFO”) per share, (ii) cash same property net operating income change, (iii) debt-to-EBITDAre ratio, and (iv) fixed charge coverage. The Company begins recognizing expense for its estimate of the shares that could be earned pursuant to these awards on the grant date; the expense is adjusted to estimated performance levels during the performance period and to actual upon the determination of the awards. The shares are expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period (34% vests at the end of the one-year performance period and 33% vests in each of the following two years). Any shares issued pursuant to the individual annual performance goals are determined by the Committee in its discretion following the performance period. The Company begins recognizing the expense for the shares on the grant date and will expense on a straight-line basis over the remaining service period (34% vests at the end of the one-year performance period and 33% vests in each of the following two years).

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

Stock-based compensation cost for employees was $2,870,000 and $9,931,000 for the three and nine months ended September 30, 2025, respectively, of which $451,000 and $1,375,000 was capitalized as part of the Company’s development costs. For the three and nine months ended September 30, 2024, stock-based compensation cost for employees was $2,801,000 and $9,249,000, respectively, of which $486,000 and $1,526,000 was capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $211,000 and $609,000 for the three and nine months ended September 30, 2025, respectively, and $211,000 and $554,000 for the same periods in 2024.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the nine months ended September 30, 2025, the Company withheld 24,745 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the nine months ended September 30, 2025 was $11,928,000. As of the vesting dates, the aggregate fair value of shares that vested during the nine months ended September 30, 2025 was $10,819,000.

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
RESTRICTED STOCK ACTIVITY	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	75,136	$176.23	89,173	$160.76
Granted (1) (2)	14,250	168.36	65,104	183.22
Forfeited	—	—	—	—
Vested	—	—	(64,891)	163.70
Unvested at end of period	89,386	$174.98	89,386	$174.98

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$2,981	2,981	17,529	17,529
Interest rate swap assets	11,165	11,165	21,953	21,953
Financial Liabilities:
Unsecured bank credit facilities - variable rate (2)	45,000	45,111	—	—
Unsecured debt (2)	1,440,000	1,368,579	1,510,000	1,403,754
Interest rate swap liabilities	2,414	2,414	—	—
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

•Unsecured bank credit facilities: The fair value of the Company’s unsecured bank credit facilities is estimated by discounting expected cash flows at current market rates (Level 2 input), excluding the effects of debt issuance costs.

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

(22) SUBSEQUENT EVENTS
Subsequent to September 30, 2025, EastGroup acquired 16.2 acres in the Northeast submarket of Dallas for approximately $10,200,000. This land is expected to accommodate the future development of two buildings containing approximately 180,000 square feet.

In October 2025, the Company repaid maturing senior unsecured notes totaling $75,000,000 with a weighted average fixed interest rate of 3.98%.

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

As of September 30, 2025, EastGroup owned 546 industrial properties in 12 states. As of that same date, the Company’s portfolio, including development projects and value-add properties in lease-up and under construction, included approximately 64,400,000 square feet consisting of 507 business distribution properties containing 58,800,000 square feet, 18 bulk distribution properties containing 4,700,000 square feet, and 21 business service properties containing 900,000 square feet.

During the nine months ended September 30, 2025, economic uncertainty and stock market volatility continued due to a number of factors, including persistent inflation, interest rate uncertainty, concerns about tariffs, supply chain or trade disruptions and geopolitical conflict. While these factors did not have a significant adverse impact on EastGroup during the nine months ended September 30, 2025, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company's leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor inflation and interest rates, as well as the uncertainty resulting from the overall regulatory and economic environment.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms.
During the nine months ended September 30, 2025, EastGroup sold, and subsequently settled the issuance of, 33,120 shares of common stock directly through sales agents under its at-the-market (“ATM”) common stock offering program at a weighted average price of $183.15 per share, providing aggregate net proceeds to the Company of $6,005,000.

During the nine months ended September 30, 2025, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under its ATM common stock offering program with respect to 1,063,825 shares of common stock with an initial weighted average forward price of $181.89 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time we entered into forward equity sale agreements. Also during the nine months ended September 30, 2025, the Company settled outstanding forward equity sale agreements that were previously entered into by issuing 1,449,078 shares of common stock in exchange for net proceeds of approximately $258,066,000.

Additionally, on June 13, 2024, the Company amended its unsecured bank credit facilities to extend the maturity date by three years to July 31, 2028. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary source of revenue is rental income.  During the nine months ended September 30, 2025, EastGroup executed new and renewal leases on 6,997,000 square feet (representing 11.4% of the operating portfolio’s total square footage of 61,375,000). For new and renewal leases signed during the first nine months of 2025, average rental rates increased by 42.1%, as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $3.60 for the nine months ended September 30, 2025, compared to $3.49 for the same period of 2024, a 3.2% increase. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”), Excluding Income from Lease Terminations, from same properties (defined as operating properties owned during the entire period from January 1, 2024 through September 30, 2025), increased 6.5% for the nine months ended September 30, 2025, as compared to the same period in 2024.

EastGroup’s operating portfolio was 96.7% leased and 95.9% occupied as of September 30, 2025, compared to 96.9% and 96.5%, respectively, at September 30, 2024.  As of October 22, 2025, the operating portfolio was 96.7% leased and 95.9% occupied. As of September 30, 2025, leases approximating 2.4% of the operating portfolio, based on a percentage of annualized based rent, were scheduled to expire during the remainder of 2025. This percentage was reduced to 1.8% as of October 22, 2025.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the nine months ended September 30, 2025, EastGroup acquired 171.8 acres of development land in three markets for $83,793,000. The Company also began construction of a redevelopment project and three development projects containing 892,000 square feet in four markets.  EastGroup also transferred 10 development projects (2,024,000 square feet) in 7 markets from Development and value-add properties to Real estate properties, with costs of $268,626,000 at the date of transfer. As of September 30, 2025, EastGroup’s development and value-add program consisted of 15 projects (3,011,000 square feet) located in 12 markets. The projected total investment for the development projects, which were collectively 8.5% leased as of October 22, 2025, is $436,100,000, of which $137,546,000 remained to be invested as of September 30, 2025.

During the nine months ended September 30, 2025, EastGroup acquired operating properties in Dallas and Raleigh, containing 638,000 square feet for $121,965,000. There were no value-add property acquisitions during the period.

During the nine months ended September 30, 2025, EastGroup sold a 12,000 square foot operating property in San Francisco, generating gross sales proceeds of $3,573,000. The Company did not recognize a gain or loss on this disposition.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI, Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current and prior year reporting periods. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and nine months ended September 30, 2025, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2024 through September 30, 2025. The Company presents Same PNOI and Same PNOI, Excluding Income from Lease Terminations, as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI, Excluding Income from Lease Terminations, for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
NET INCOME	$66,957	55,194	189,707	169,153
Gain on sales of real estate investments	—	—	—	(8,751)
Gain on sales of non-operating real estate	—	—	—	(222)
Interest income	(174)	(306)	(683)	(822)
Other revenue	(47)	(15)	(1,882)	(1,922)
Indirect leasing costs	199	159	633	556
Depreciation and amortization	54,131	48,917	159,663	139,749
Company’s share of depreciation from unconsolidated investment	31	32	93	94
Interest expense	7,685	9,871	23,400	29,764
General and administrative expense	5,607	5,154	18,851	16,576
Noncontrolling interest in PNOI of consolidated joint ventures	(15)	(16)	(46)	(47)
PROPERTY NET OPERATING INCOME (“PNOI”)	134,374	118,990	389,736	344,128
PNOI from 2024 and 2025 acquisitions	(8,116)	(2,010)	(22,135)	(4,080)
PNOI from 2024 and 2025 development and value-add properties	(6,951)	(4,338)	(18,264)	(9,987)
PNOI from 2024 and 2025 operating property dispositions	—	(51)	(40)	(329)
Other PNOI	215	20	928	122
SAME PNOI	119,522	112,611	350,225	329,854
Lease termination fee income from same properties	(101)	(1,745)	(893)	(1,957)
SAME PNOI, EXCLUDING INCOME FROM LEASE TERMINATIONS	$119,421	110,866	349,332	327,897

PNOI was calculated as follows for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Income from real estate operations	$182,089	162,861	531,989	474,268
Expenses from real estate operations	(48,004)	(44,163)	(143,127)	(131,017)
Noncontrolling interest in PNOI of consolidated joint ventures	(15)	(16)	(46)	(47)
PNOI from 50% owned unconsolidated investment	304	308	920	924
PROPERTY NET OPERATING INCOME (“PNOI”)	$134,374	118,990	389,736	344,128

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$66,943	55,180	189,665	169,111
Depreciation and amortization	54,131	48,917	159,663	139,749
Company’s share of depreciation from unconsolidated investment	31	32	93	94
Depreciation and amortization attributable to noncontrolling interest	(2)	(2)	(4)	(4)
Gain on sales of real estate investments	—	—	—	(8,751)
Gain on sales of non-operating real estate	—	—	—	(222)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS	121,103	104,127	349,417	299,977
Gain on involuntary conversion and business interruption claims	—	—	(1,763)	(1,708)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS, EXCLUDING GAIN ON INVOLUNTARY CONVERSION AND BUSINESS INTERRUPTION CLAIMS	$121,103	104,127	347,654	298,269
Net income attributable to common stockholders per diluted share	$1.26	1.13	3.60	3.49
FFO attributable to common stockholders per diluted share	$2.27	2.13	6.64	6.19
FFO attributable to common stockholders per diluted share, excluding gain on involuntary conversion and business interruption claims	$2.27	2.13	6.61	6.16
Diluted shares for earnings per share and funds from operations per share	53,264	48,999	52,624	48,435

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2025 was $66,943,000 ($1.26 per basic and diluted share) and $189,665,000 ($3.61 per basic and $3.60 per diluted share), respectively, compared to $55,180,000 ($1.13 per basic and diluted share) and $169,111,000 ($3.50 per basic and $3.49 per diluted share) for the same periods in 2024. See Results of Operations for further analysis.

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year. For the three months ended September 30, 2025, FFO was $2.27 per diluted share compared with $2.13 per diluted share for the same period of 2024, an increase of 6.6%. For the nine months ended September 30, 2025, FFO was $6.64 per diluted share compared with $6.19 per diluted share for the same period of 2024, an increase of 7.3%. FFO increased during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily due to the increase in PNOI and the decrease in interest expense, partially offset by an increase in general and administrative expense.

•For the three months ended September 30, 2025, PNOI increased by $15,384,000, or 12.9%, as compared to the same period in 2024. PNOI increased $6,911,000 due to same property operations, $6,106,000 due to 2024 and 2025 acquisitions and $2,613,000 due to newly developed and value-add properties; PNOI decreased $51,000 due to operating properties sold in 2024 and 2025.

For the nine months ended September 30, 2025, PNOI increased by $45,608,000, or 13.3%, as compared to the same period in 2024. PNOI increased $20,371,000 due to same property operations, $18,055,000 due to 2024 and 2025 acquisitions and $8,277,000 due to newly developed and value-add properties; PNOI decreased $289,000 due to operating properties sold in 2024 and 2025.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire period from January 1, 2024 through September 30, 2025. Same PNOI, excluding income from lease terminations, increased 7.7% and 6.5% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2024 through September 30, 2025). Same property average occupancy was 96.6% for the three months ended September 30, 2025, compared to 96.9% for the same period of 2024. Same property average occupancy was 96.3% for the nine months ended September 30, 2025, compared to 97.1% for the same period of 2024.

•The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2024 through September 30, 2025). The same property average rental rate was $8.91 and $8.73 per square foot for the three and nine months ended September 30, 2025, respectively, compared to $8.30 and $8.20 per square foot for the same periods of 2024.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2025 was 95.9%.  Quarter-end occupancy ranged from 96.0% to 96.5% over the previous four quarters ended September 30, 2024 to June 30, 2025.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.0% of the operating portfolio’s total square footage) averaged 35.9% for the three months ended September 30, 2025. For the nine months ended September 30, 2025, rental rate increases on new and renewal leases (11.4% of the operating portfolio’s total square footage) averaged 42.1%.

FINANCIAL CONDITION

EastGroup’s Total Assets were $5,354,755,000 at September 30, 2025, an increase of $277,279,000 from December 31, 2024.  Total Liabilities increased $60,789,000 to $1,845,721,000, and Total Equity increased $216,490,000 to $3,509,034,000 during the same period.  The following paragraphs explain these changes in additional detail.

Assets
Real estate properties increased $446,631,000 during the nine months ended September 30, 2025, primarily due to: (i) the transfer of projects from Development and value-add properties to Real estate properties; (ii) the acquisition of operating properties; (iii) capital improvements at the Company’s properties; and (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. The increases were partially offset by the sale of an operating property.

During the nine months ended September 30, 2025, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2025	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired
LifeScience Logistics Center	Raleigh, NC	251,000	07/08/2025	$47,150
Lumley Logistics Center	Raleigh, NC	67,000	07/15/2025	14,174
McKinney Airport Trade Center	Dallas, TX	320,000	09/19/2025	60,641
Total operating property acquisitions (2)(3)		638,000		$121,965
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

During the nine months ended September 30, 2025, EastGroup sold a 12,000 square foot operating property in San Francisco, generating gross sales proceeds of $3,573,000. The Company did not recognize a gain or loss on this disposition.

During the nine months ended September 30, 2025, the Company made capital improvements of $59,276,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $5,759,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

Development and value-add properties at September 30, 2025 consisted of projects in lease-up and under construction of $298,554,000 and prospective development (primarily land) of $343,653,000.  The Company’s total investment in Development and value-add properties at September 30, 2025 was $642,207,000 compared to $674,472,000 at December 31, 2024. The decrease in Development and value-add properties was primarily due to the transfer of 10 development and value-add projects to Real estate properties during the nine months ended September 30, 2025 with a total investment of $268,626,000 as of the date of transfer.

Total capital invested for development during the first nine months of 2025 was $242,121,000, which consisted of improvement costs of $152,569,000 on development and value-add properties, $83,793,000 for new land investments and costs of $5,759,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs). The Company capitalized internal development costs of $1,716,000 and $5,387,000 for the three and nine months ended September 30, 2025, respectively, compared to $1,903,000 and $6,158,000 for the same periods of 2024. The decrease was due to variations in timing and volume of development projects under construction.

During the nine months ended September 30, 2025, the Company acquired 171.8 acres of development land in three markets for $83,793,000. Costs associated with these acquisitions are included in the Development and Value-Add Properties table. There were no value-add acquisitions during the nine months ended September 30, 2025.

A summary of the Company's Development and Value-Add Properties for the nine months ended September 30, 2025 follows:

	Actual or Estimated Building Size	Cumulative Costs Incurred as of 9/30/2025		Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	957,000	$113,923		$125,000
Under construction	2,054,000	184,631		311,100
Total lease-up and under construction	3,011,000	298,554		$436,100
Prospective development (primarily land)	10,867,000	343,653
Total Development and value-add properties as of September 30, 2025	13,878,000	$642,207

Total Development and value-add properties transferred to Real estate properties during the nine months ended September 30, 2025	2,024,000	$268,626	(1)

(1)Represents cumulative costs at the date of transfer.

Accumulated depreciation on real estate, development and value-add properties increased $125,361,000 during the nine months ended September 30, 2025, primarily due to depreciation expense of $129,329,000 partially offset by write-offs of assets.

Cash and cash equivalents decreased $14,548,000 during the nine months ended September 30, 2025. Refer to the Consolidated Statements of Cash Flows and Liquidity and Capital Resources for further details.

Other assets, net increased $3,320,000 during the nine months ended September 30, 2025.  See Note 9 in the Notes to Consolidated Financial Statements for further details.

Liabilities
Unsecured bank credit facilities, net of debt issuance costs increased $45,754,000 during the nine months ended September 30, 2025, mainly due to borrowings of $136,191,000, offset by repayments of $91,191,000, and debt issuance cost activity during the period. The Company’s credit facilities are described in greater detail in Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs decreased $69,497,000 during the nine months ended September 30, 2025, primarily due to the repayment of a $50,000,000 term loan, principal repayments of $20,000,000 on the Company’s senior unsecured notes, and debt issuance cost activity during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $82,828,000 during the nine months ended September 30, 2025.  Refer to Note 11 in the Notes to Consolidated Financial Statements for further details.

Other liabilities increased $1,704,000 during the nine months ended September 30, 2025.  Refer to Note 12 in the Notes to Consolidated Financial Statements for further details.

Equity
Additional paid-in capital increased $270,307,000 during the nine months ended September 30, 2025, primarily due to the issuance of common stock under the Company’s ATM program (as discussed in Note 16 in the Notes to Consolidated Financial Statements) and activity related to stock-based compensation (as discussed in Note 17 in the Notes to Consolidated Financial Statements).

Distributions in excess of earnings increased $40,582,000 during the nine months ended September 30, 2025, as a result of dividends on common stock of $230,247,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $189,665,000.

Accumulated other comprehensive income decreased $13,202,000 during the nine months ended September 30, 2025. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 13 and 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2025 was $66,943,000 ($1.26 per basic and diluted share) and $189,665,000 ($3.61 per basic and $3.60 per diluted share), respectively, compared to $55,180,000 ($1.13 per basic and diluted share) and $169,111,000 ($3.50 per basic and $3.49 per diluted share) for the same periods in 2024. The following paragraphs provide further details with respect to these changes:

•PNOI was $134,374,000 ($2.52 per diluted share) for the three months ended September 30, 2025, compared to $118,990,000 ($2.43 per diluted share) during the same period of 2024, which was an increase of $0.09 per diluted share. PNOI increased $6,911,000 due to same property operations, $6,106,000 due to 2024 and 2025 acquisitions and $2,613,000 due to newly developed and value-add properties; PNOI decreased $51,000 due to operating properties sold in 2024 and 2025. Income recognized from straight-lining of rent increased by $1,690,000 for the three months ended September 30, 2025, as compared to the same period of 2024.

PNOI was $389,736,000 ($7.41 per diluted share) for the nine months ended September 30, 2025, compared to $344,128,000 ($7.10 per diluted share) during the same period of 2024, which was an increase of $0.31 per diluted share. PNOI increased $20,371,000 due to same property operations, $18,055,000 due to 2024 and 2025 acquisitions and $8,277,000 due to newly developed and value-add properties; PNOI decreased $289,000 due to operating properties sold in 2024 and 2025. Income recognized from straight-lining of rent increased by $4,562,000 for the nine months ended September 30, 2025, as compared to the same period of 2024.

•EastGroup did not recognize any gains or losses on operating property dispositions during the three and nine months ended September 30, 2025. The Company had no operating property sales during the three months ended September 30, 2024. The Company recognized Gains on sales of real estate investments of $8,751,000 ($0.18 per diluted share) during the nine months ended September 30, 2024. The Company’s 2024 and 2025 sales transactions are described in Note 8 of the Notes to Consolidated Financial Statements.

•Depreciation and amortization expense was $54,131,000 ($1.02 per diluted share) and $48,917,000 ($1.00 per diluted share) during the three months ended September 30, 2025 and 2024, respectively, which was an increase of $0.02 per diluted share. Depreciation and amortization expense was $159,663,000 ($3.03 per diluted share) and $139,749,000 ($2.89 per diluted share) during the nine months ended September 30, 2025 and 2024, respectively, which was an increase of $0.14 per diluted share. The increase is primarily due to the operating properties acquired by the Company in 2024 and 2025 and the properties transferred from Development and value-add properties in 2024 and 2025, partially offset by operating properties sold in 2024 and 2025.

•Interest expense recognized was $7,685,000 ($0.14 per diluted share) and $9,871,000 ($0.20 per diluted share) during the three months ended September 30, 2025 and 2024, respectively, which was a decrease of $0.06 per share. Interest expense recognized was $23,400,000 ($0.44 per diluted share) and $29,764,000 ($0.61 per diluted share) during the nine months ended September 30, 2025 and 2024, respectively, which was a decrease of $0.17 per diluted share. Refer to the table below for additional details.

•EastGroup recognized gains on involuntary conversion and business interruption claims of $1,763,000 ($0.03 per diluted share) and $1,708,000 ($0.04 per diluted share) during the nine months ended September 30, 2025 and 2024, respectively, which was a decrease of $0.01 per diluted share. There were no gains on involuntary conversion and business interruption claims during the three months ended September 30, 2025 or 2024. Gains on involuntary conversion and business interruption claims are included in Other revenue on the Consolidated Statements of Income and Comprehensive Income.

•Weighted average shares outstanding increased by 4,265,000 shares on a diluted basis for the three months ended September 30, 2025, as compared to the same period of 2024. Weighted average shares outstanding increased by 4,189,000 shares on a diluted basis for the nine months ended September 30, 2025, as compared to the same period of 2024. The increase is primarily due to issuance of shares through common stock offerings, as discussed in Liquidity and Capital Resources.

EastGroup entered into 36 leases with certain rent concessions on 901,000 square feet during the three months ended September 30, 2025, with total rent concessions of $1,805,000 over the terms of the leases. During the same period of 2024, the Company entered into 33 leases with certain rent concessions on 1,108,000 square feet with total rent concessions of $2,664,000 over the terms of the leases.

EastGroup entered into 110 leases with certain rent concessions on 2,988,000 square feet during the nine months ended September 30, 2025, with total rent concessions of $6,601,000 over the terms of the leases. During the same period of 2024, the Company entered into 97 leases with certain rent concessions on 3,762,000 square feet with total rent concessions of $8,462,000 over the terms of the leases.

The Company’s percentage of leased square footage for the operating portfolio was 96.7% at September 30, 2025, compared to 96.9% at September 30, 2024.  Occupancy for the Company’s operating portfolio at September 30, 2025 was 95.9% compared to 96.5% at September 30, 2024.

The following table presents the components of Interest expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest — variable rate (excluding amortization of facility fees and debt issuance costs)	$93	35	58	116	101	15
Amortization of facility fees — Unsecured bank credit facilities	239	254	(15)	720	758	(38)
Amortization of debt issuance costs — Unsecured bank credit facilities	264	265	(1)	794	771	23
Total variable rate interest expense	596	554	42	1,630	1,630	—
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (excluding amortization of debt issuance costs) (1)	12,290	14,006	(1,716)	37,081	42,261	(5,180)
Amortization of debt issuance costs — Unsecured debt	188	218	(30)	578	670	(92)
Total fixed rate interest expense	12,478	14,224	(1,746)	37,659	42,931	(5,272)
Total interest	13,074	14,778	(1,704)	39,289	44,561	(5,272)
Less capitalized interest	(5,389)	(4,907)	(482)	(15,889)	(14,797)	(1,092)
TOTAL INTEREST EXPENSE	$7,685	9,871	(2,186)	23,400	29,764	(6,364)
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.

The Company’s variable rate interest expense increased by $42,000 for the three months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily due to an increase in average borrowings, partially offset by a decrease in the Company’s weighted average variable interest rates, as shown below. The variable rate interest expense was approximately the same for the nine months ended September 30,2025, as compared to the same period in 2024. The following table presents the components of variable rate interest expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities — Variable rate	$7,169	2,175	4,994	2,998	2,133	865
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	5.17%	6.32%		5.19%	6.30%

The Company’s fixed rate interest expense decreased by $1,746,000 and $5,272,000 for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, primarily as a result of the unsecured debt activity described below.

The following table presents the details of unsecured debt repayments during the nine months ended September 30, 2025 and the year ended December 31, 2024:

UNSECURED DEBT REPAID IN 2024 AND 2025	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$50 Million Senior Unsecured Term Loan	4.08%	08/30/2024	$50,000
$60 Million Senior Unsecured Notes	3.46%	12/13/2024	60,000
$60 Million Senior Unsecured Notes	3.48%	12/15/2024	60,000
$50 Million Senior Unsecured Term Loan	1.58%	03/18/2025	50,000
$20 Million Senior Unsecured Notes	3.80%	08/28/2025	20,000
Weighted Average Effectively Fixed Interest Rate and Total Payoff Amount for 2024 and 2025	3.23%		$240,000

In January 2025, the Company refinanced a $100,000,000 senior unsecured term loan, reducing the credit spread by 30 basis points to a total effectively fixed interest rate of 4.97%. The loan, which previously had five years remaining, now has a three-year maturity with two one-year extension options, at the Company's election.

EastGroup did not obtain any unsecured debt during 2024 or during the first nine months of 2025. EastGroup’s financing and debt maturities are further described in Liquidity and Capital Resources.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased $482,000 and $1,092,000 during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024, due to changes in development activity and spending.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and nine months ended September 30, 2025 and 2024 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2025	2024	2025	2024
		(In thousands)
Upgrade on acquisitions	40 years	$14	1,134	76	1,416
Tenant improvements:
New tenants	Lease term	6,792	5,952	18,340	14,152
Renewal tenants	Lease term	1,054	1,181	3,523	2,411
Building improvements	5-40 years	4,278	2,646	13,509	10,664
Roofs	5-15 years	7,190	4,112	17,211	11,581
Parking lots	3-5 years	525	1,064	3,040	3,312
Other	5 years	723	1,460	3,577	3,647
Total real estate improvements (1)		$20,576	17,549	59,276	47,183

(1)Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Total real estate improvements	$59,276	47,183
Change in real estate property payables	(697)	660
Change in construction in progress	4,069	1,444
Real estate improvements on the Consolidated Statements of Cash Flows	$62,648	49,287

Capitalized Leasing Costs
The Company’s leasing costs (principally commissions) are capitalized and included in Other assets, net. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2025 and 2024 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2025	2024	2025	2024
		(In thousands)
Development and value-add	Lease term	$1,263	2,271	4,632	6,692
New tenants	Lease term	2,306	2,849	9,596	10,652
Renewal tenants	Lease term	4,494	3,118	10,721	8,384
Total capitalized leasing costs (1)		$8,063	8,238	24,949	25,728
Amortization of leasing costs		$7,055	6,862	20,901	19,024

(1)Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Total capitalized leasing costs	$24,949	25,728
Change in leasing commissions payables	1,029	(980)
Leasing commissions on the Consolidated Statements of Cash Flows	$25,978	24,748

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in the coming year to be consistent in nature with those for the nine months ended September 30, 2025.

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

As of September 30, 2025, EastGroup had total immediate liquidity of approximately $630,393,000 comprised of $2,981,000 of cash and cash equivalents and $627,412,000 of availability on unsecured credit facilities. See further details discussed below.

Net cash provided by operating activities was $415,986,000 for the nine months ended September 30, 2025.  The primary other sources of cash were proceeds from common stock offerings and borrowings on unsecured bank credit facilities.  The Company distributed $219,955,000 in common stock dividends during the nine months ended September 30, 2025.  Other primary uses of cash were for the construction and development of properties; repayments on unsecured debt and unsecured bank credit facilities; purchases of real estate properties; and capital improvements at various properties.

As of September 30, 2025, the Company was contractually obligated to pay the dividend declared in August 2025, which was paid in October 2025. An amount for dividends payable of $84,341,000 was included in Accounts payable and accrued expenses at September 30, 2025, which includes dividends payable on unvested restricted stock of $1,788,000, which are subject to continued service and will be paid upon vesting in future periods.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of September 30, 2025, are as follows:

MATURITY DATES	Weighted Average Interest Rate (1)	Principal Payments Maturing
		(In thousands)
October 1, 2025	3.97%	$25,000
October 7, 2025	3.99%	50,000
October 10, 2026	2.08%	100,000
December 15, 2026	3.75%	40,000
Year 2027	2.74%	175,000
Year 2028	3.10%	160,000
Year 2029	3.88%	155,000
Year 2030 and beyond	3.57%	735,000
Total Unsecured Debt	3.37%	$1,440,000

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

In August 2025, EastGroup repaid senior unsecured notes at maturity. The notes had a principal balance of $20,000,000 and a fixed interest rate of 3.80%.

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of September 30, 2025, was SOFR plus 73.5 basis points with an annual facility fee of 14 basis points. As of September 30, 2025, the Company had $45,000,000 of variable rate borrowings on this unsecured bank credit facility and an interest rate of 4.998%. The Company has a $2,588,000 standby letter of credit pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2025, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2025, the interest rate was 5.035% with no outstanding balance.

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

The $625,000,000 facility also includes a sustainability-linked pricing component, pursuant to which the applicable interest rate margin is adjusted if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually and was achieved for the year ended December 31, 2024, which allowed for an interest rate reduction during the three and nine months ended September 30, 2025. The margin was effectively reduced on this unsecured bank credit facility by four basis points, from 77.5 to 73.5 basis points, and the facility fee was reduced from 15 to 14 basis points during the three and nine months ended September 30, 2025.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining minimum debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at September 30, 2025.

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

During the nine months ended September 30, 2025, EastGroup sold, and subsequently settled the issuance of, 33,120 shares of common stock directly through sales agents under its ATM program at a weighted average price of $183.15 per share, providing aggregate net proceeds to the Company of $6,005,000.

During the nine months ended September 30, 2025, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under the Current ATM Program with respect to 1,063,825 shares of common stock with an initial weighted average forward price of $181.89 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward equity sale agreements. Also during the nine months ended September 30, 2025, the Company settled outstanding forward equity sale agreements that were previously entered into under its ATM programs by issuing 1,449,078 shares of common stock in exchange for net proceeds of approximately $258,066,000. As of October 22, 2025, the Company had no outstanding forward shares available for settlement.

As of October 22, 2025, approximately $520,101,000 of common stock remains available to be sold. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2024, did not materially change during the nine months ended September 30, 2025.

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

The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of September 30, 2025.

	October – December 2025	2026	2027	2028		2029	Thereafter	Total	Fair Value
Unsecured bank credit facilities — Variable rate (in thousands)	$—	—	—	45,000	(1)	—	—	45,000	45,111	(2)
Weighted average interest rate	—	—	—	5.00%	(3)	—	—	5.00%
Unsecured debt — Fixed rate (in thousands)	$75,000	140,000	175,000	160,000		155,000	735,000	1,440,000	1,368,579	(4)
Weighted average interest rate	3.98%	2.56%	2.74%	3.10%		3.88%	3.57%	3.37%

(1)The variable-rate unsecured bank credit facilities mature in July 2028 and, as of September 30, 2025, the $625,000,000 unsecured bank credit facility has a balance of $45,000,000, and the $50,000,000 unsecured bank credit facility has no outstanding balance. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of September 30, 2025.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of September 30, 2025, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 50 basis points, interest expense and cash flows would increase or decrease by approximately $225,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s third fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025:

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

Date:  October 23, 2025

EASTGROUP PROPERTIES, INC.

/s/ STACI H. TYLER
Staci H. Tyler
Executive Vice President, Chief Accounting Officer and Chief Administrative Officer

/s/ BRENT W. WOOD
Brent W. Wood
Executive Vice President, Chief Financial Officer and Treasurer