Form 10-K
period 2025-12-31
EASTGROUP PROPERTIES INC
filed 2026-02-11
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
December 31, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter:  $8,720,772,824.

The number of shares of common stock, $0.0001 par value, outstanding as of February 10, 2026 was 53,334,206.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2025.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-K

TABLE OF CONTENTS
FOR THE YEAR ENDED DECEMBER 31, 2025

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
•potential defaults (including bankruptcies or insolvency) on or non-renewal of leases by tenants, or our ability to lease space at current or anticipated rents, particularly in light of ongoing uncertainty around interest rates, tariffs, and general economic conditions;
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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1.  BUSINESS.

The Company
EastGroup Properties, Inc., which we refer to in this Annual Report as the “Company,” “EastGroup,” “we,” “us” or “our,” is an internally-managed equity REIT first organized in 1969. EastGroup is focused on the development, acquisition and operation of industrial properties in high-growth markets throughout the United States, primarily in the states of Texas, Florida, California, Arizona and North Carolina. EastGroup’s strategy for growth is based on ownership of premier distribution facilities generally clustered near major transportation features in supply-constrained submarkets. EastGroup is a Maryland corporation, and its common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “EGP.”  The Company has elected to be taxed and intends to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

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

Administration
EastGroup maintains its principal executive office and headquarters in Ridgeland, Mississippi.  The Company also has regional offices in Dallas, Los Angeles and Atlanta and asset management offices in Houston, Orlando, Tampa and Phoenix.  EastGroup's property management teams are located in San Antonio, Austin, Miami, Jacksonville, San Francisco, Charlotte, Las Vegas and Greenville.  These locations allow the Company to provide property management services to 88% of the Company’s operating portfolio on a square foot basis.  In addition, the Company currently provides property administration (accounting of operations) for its entire portfolio.  The regional offices in Texas, California and Georgia provide oversight of the Company’s development and value-add program (as described in Note 1(e) in the Notes to Consolidated Financial Statements).  As of December 31, 2025, EastGroup had 103 full-time employees.

Business Overview
EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location-sensitive customers (primarily in the 20,000 to 100,000 square foot range).  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply-constrained submarkets in high-growth regions. The Company’s core markets are in the states of Texas, Florida, California, Arizona and North Carolina.

As of December 31, 2025, EastGroup owned 550 industrial properties in 12 states. As of that same date, the Company’s portfolio, including development projects and value-add properties in lease-up and under construction, included approximately 65,000,000 square feet consisting of 510 business distribution properties containing 59,300,000 square feet, 19 bulk distribution properties containing 4,900,000 square feet, and 21 business service properties containing 800,000 square feet. As of December 31, 2025, EastGroup’s operating portfolio was 97.0% leased to tenants in approximately 1,700 leases, with no single tenant accounting for more than approximately 1.5% of the Company’s annualized base rent (as defined in Item 2. Properties) for the year ended December 31, 2025. The properties in the Company's development and value-add program were 18.8% leased as of December 31, 2025.

During 2025, EastGroup increased its holdings in real estate properties through its acquisition and development programs.  The Company acquired 739,000 square feet of operating properties and 300.4 acres of development land for a total of $261,683,000.  Also during 2025, the Company began construction of a redevelopment project and six development projects containing 1,439,000 square feet and transferred 11 projects, which contain 2,109,000 square feet and had costs of $279,082,000 at the date of transfer, from its development and value-add program to real estate properties.

During 2025, EastGroup sold a 12,000 square foot operating property in San Francisco, generating gross sales proceeds of $3,573,000. The Company did not recognize a gain or loss on this disposition.

The Company typically funds its development and acquisition programs through its $675,000,000 unsecured bank credit facilities, as discussed under the heading Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K. As market conditions permit, EastGroup issues equity or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In May 2025, Moody’s Ratings affirmed EastGroup's issuer rating of Baa2 and changed its rating outlook from stable to positive. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt or convertible bond markets in the future as a means to raise capital.

EastGroup plans to hold its properties as long-term investments but may decide to sell certain properties that no longer meet its investment criteria.  The Company may provide financing to a prospective purchaser in connection with such sales of property if market conditions require.  In addition, the Company may provide financing to a partner or co-owner in connection with an acquisition of real estate in certain situations.

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

Corporate Responsibility Matters
EastGroup’s commitment to corporate responsibility is evidenced by its building standards, corporate policies and procedures and company culture. At EastGroup, protecting the environment is important to the Company’s employees, customers and communities. The Company strives to support sustainability through its commitment to build high performance and environmentally responsible properties. Through EastGroup’s continued efforts, numerous properties have been certified through the U.S. Green Building Council's Leadership in Energy and Environmental Design (“LEED®”) green building program, ENERGY STAR® and the BOMA 360 Performance Program® of the Building Owners and Managers Association (“BOMA”) International®. While formal certification is not always pursued, the Company prioritizes the use of energy and water efficient fixtures during development and consistently invests in efficiency improvements for existing properties, such as LED lighting, white reflective roofing, electric vehicle charging stations and smart sensor irrigation systems. The Company believes that its continued commitment to these practices creates positive impacts on the environment and long-term value for the Company and its stakeholders.

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

During 2025, EastGroup continued to work with a sustainability consulting firm to track and benchmark the Company's environmental data and further expand its corporate responsibility policies, practices and voluntary disclosures. Using the data obtained from these efforts, EastGroup completed its third annual GRESB® Real Estate Assessment, which provided the Company with additional insight into its environmental, social and governance management and performance as compared to its industry peers.

The Company adopted its Corporate Responsibility Policy during 2024, formalizing EastGroup's commitments, goals and targets related to topics such as environmental sustainability, climate resilience, social responsibility, stakeholder engagement and corporate governance. EastGroup assesses climate-related risks using information obtained through third-party risk and resilience assessments and seeks to engage with tenants on climate risk and other environmental matters through biennial engagement surveys, periodic newsletters and engagement activities at many of its properties, including recycling initiatives, Earth Day celebrations and other tenant appreciation events.

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

•Workforce Diversity: As of December 31, 2025, we employed 103 full-time team members and one temporary employee, across 16 locations in Texas, Florida, California, Arizona, North Carolina, Nevada, Georgia, Mississippi and South Carolina. As of such date, none of these employees were members of a union or subject to a collective bargaining agreement. Unless otherwise noted, the human capital metrics and initiatives described below reflect our full-time employee base as of December 31, 2025. Our team is comprised of the following types of personnel:

•asset, construction and property managers;
•accounting, administrative, human resources, investor relations and information technology professionals; and
•our corporate leadership team.

Our employee base is comprised of 73% women and 27% men, and 13% of our employees self-identified as members of a racial or ethnic minority group. Of the employees hired during the year ended December 31, 2025, 78% were women and 22% self-identified as members of a racial or ethnic minority group. The officer group is comprised of 47% women and 53% men. Women constitute 29% of our Board of Directors, and one of the seven directors self-identified as a member of a racial or ethnic minority group.

•Employee Tenure: We believe our culture supports our employees and creates a positive, professional environment that encourages longevity for our team members. We seek to develop leaders and promote from within the organization when opportunities arise. As of December 31, 2025, the average tenure of our workforce was 9 years, and 12 years for our officers; 74% of our employees at the manager level and above were promoted from within the Company. Our voluntary turnover rate was 3%, and our involuntary turnover rate was 4% during the year ended December 31, 2025.

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

•Training and Development: We have a formal, certificate-based learning program for all employees; learning objectives include topics such as ethics and anti-corruption, cybersecurity, anti-discrimination, diversity, equity and inclusion, unconscious bias, anti-harassment, and workplace violence and bullying. Additional training covering numerous environmental sustainability topics and trends are available to employees through our third-party sustainability consultant. All of our employees participate in annual performance reviews and feedback sessions. Our employees are provided with training and peer mentoring programs to further develop their professional skill set, along with reimbursements for professional designations and continuing education, enhancing the level of service provided to our customers and the quality of information disclosed to our stakeholders. We also offer a Director Education Program, providing educational resources to our Board of Directors.

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

•Company and Board Engagement: We value our employees, and our focus on human capital management and other corporate responsibility initiatives is at the forefront of discussions and decisions with both management and the Board of Directors. We conduct biennial employee engagement surveys and use the results as part of our efforts to enhance workplace culture, performance and employee experience. On a regular basis, Company management holds corporate responsibility discussions with the Board of Directors; in 2025, our management and the Board of Directors formally met to discuss these topics four times. The Nominating and Corporate Governance Committee of the Board of Directors has direct oversight of our corporate responsibility program and initiatives, and in 2025, met for one formal discussion on these topics and also received periodic updates from Company management.

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
•fluctuations of occupancy and rental rates at newly completed properties, which depend on a number of factors, including market and economic conditions, resulting in lower than projected rental rates and a corresponding lower return on our investment; and
•complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits, including delays or challenges arising from community opposition, administrative appeals, legal proceedings or other third-party actions that may increase costs, delay project completion or prevent development altogether.

We face risks associated with property acquisitions.  We acquire individual properties and portfolios of properties and intend to continue to do so.  Our acquisition activities and their success are subject to the following risks:

•when we are able to locate desired property, competition from other real estate investors may significantly increase the purchase price;
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

Coverage under our existing insurance policies may be inadequate to cover losses, or we may not be able to obtain adequate insurance for certain properties in the future.  We generally maintain insurance policies related to our business, including casualty, general liability and other policies, covering our business operations, employees and assets as appropriate for the markets where our properties and business operations are located.  However, we would be required to bear all losses that are not adequately covered by insurance.  In addition, there may be certain losses that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so, or insurance coverage may not be available, including losses due to fire, floods, wind, earthquakes, acts of war, acts of terrorism or riots.  If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties.  In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We face risks due to lack of geographic and real estate sector diversity.  Substantially all of our properties are located in high-growth regions of the United States with an emphasis in the states of Texas, Florida, California, Arizona and North Carolina. As of December 31, 2025, our largest markets were Houston and Dallas. We owned operating properties totaling 7,108,000 square feet in Houston and 6,428,000 square feet in Dallas, which represent 9.5% and 10.9%, respectively, of the Company’s total Real estate properties based on percentage of total annualized base rent (as defined in Item 2. Properties).  A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial properties, local business climate, business layoffs and changing demographics, would have a particularly strong adverse effect on us.  In addition, our investments in real estate assets are concentrated in the industrial distribution sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included other sectors of the real estate industry.

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

Climate change and its effects, including compliance with new laws or regulations such as “green” building codes, may require us to make improvements to our existing properties or result in unanticipated losses that could affect our business and financial condition. Climate-related regulatory, legal or market initiatives, including evolving energy efficiency standards, emissions reduction requirements, benchmarking or reporting obligations, or tenant-driven sustainability expectations, could require additional capital expenditures, operational changes or increased administrative costs. To the extent that climate change causes an increase in catastrophic weather events, such as severe storms, fires or floods, our properties may be susceptible to an increase in weather-related damage.  Even in the absence of direct physical damage to our properties, the occurrence of any natural disasters or a changing climate in the area of any of our properties could have a material adverse effect on business, supply chains and the economy generally. Climate change could cause an increase in property and casualty insurance premiums or negatively impact our ability to obtain insurance. The potential impacts of future climate change on our properties could adversely affect our ability to lease, develop or sell our properties or to borrow using our properties as collateral.  Additionally, climate-related considerations may influence tenant location decisions, lease terms, property valuations or lender underwriting standards, which could adversely affect demand for our properties or the availability and cost of capital. In addition, any proposed legislation enacted to address climate change could increase the costs of energy, utilities and overall development. The resulting costs of any proposed legislation may adversely affect our or our tenants' financial position, results of operations and cash flows.

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

Increases in interest rates would increase our interest expense. At December 31, 2025, we had $18,845,000 variable rate debt outstanding not protected by interest rate hedge contracts. We may incur variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

The number of shares of our common stock available for future sale and future offerings of debt or equity securities may be dilutive to existing stockholders and adversely affect the market price of our common stock. Our ability to execute our business strategy depends on our access to an appropriate blend of equity and debt financing, including common and preferred stock, lines of credit and other forms of secured and unsecured debt. We have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities on an as-needed basis, including shares under our at-the-market (“ATM”) program. Sales of a substantial number of shares of our common stock (or the perception that such sales might occur), the issuance of common stock in connection with acquisitions and other equity issuances may dilute the holdings of our existing stockholders or reduce the market prices of our securities, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of future offerings reducing the market prices of our securities and diluting their proportionate ownership.

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

General Risk Factors
Inflation and related volatility in the economy could negatively impact our tenants, our results of operations and the value of our publicly-traded equity securities. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any fiscal or other policy interventions by the U.S. government in reaction to such events, could negatively impact our tenants’ businesses or our results of operations. Changes in trade policy, including the imposition, expansion or modification of tariffs on imported goods, could further increase costs for certain of our tenants and could disrupt tenant inventory strategies, operating margins or expansion plans. Most of our leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, although a limited number of tenants have capped the amount of these operating expenses they are responsible for under their lease. As a result, we believe that most of our leases mitigate our exposure to increases in costs and operating expenses resulting from inflation. However, there can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. In addition, while most of our leases provide for scheduled rent increases, high levels of inflation could outpace these increases. To the extent tariffs or other trade restrictions contribute to sustained inflationary pressures or increased costs across supply chains, our tenants' ability to absorb such costs and maintain their operations could be adversely affected. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our minimum debt service obligations and to pay dividends and distributions to shareholders could be adversely affected over time. There is no guarantee that we will be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation.

Additionally, inflationary pricing may have a negative effect on the construction costs necessary to complete our development projects, including, but not limited to, costs of construction materials, labor and services from third-party contractors and suppliers. Tariffs on construction materials, equipment or component parts, or supply-chain disruptions associated with trade policy changes, could further increase development and redevelopment costs or delay project timelines. Higher construction costs could adversely impact our investments in real estate assets and our expected yields on development and value-add projects. Although the Company has an obligation to complete development projects currently under construction, the Company does not have any obligation to start new development projects in the future. EastGroup evaluates new development projects on a case-by-case basis and considering many factors, including construction costs, potential yields, and tenant demand, and no assurance can be given that inflationary pricing will not have a material adverse impact on our development pipeline and future results.

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

The state of the economy, geopolitical conflict or adverse changes in general or local economic conditions may adversely affect our operating results and financial condition. Turmoil in the global financial markets may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies.  Geopolitical tensions, changes in international trade relationships, and the imposition or escalation of tariffs or other trade restrictions could increase economic uncertainty, disrupt global and domestic supply chains, and adversely affect business confidence and investment decisions. Currently these conditions have not impaired our ability to access capital markets and finance our operations.  However, our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions.  Furthermore, changes in industry conditions including business layoffs, downsizing, industry slowdowns, trade policy uncertainty, nearshoring, reshoring, logistics automation and other similar factors that affect our customers, could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make.  Additionally, an adverse economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.  No assurances can be given that the effects of an adverse economic situation will not have a material adverse effect on our business, financial condition and results of operations.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or cyber-attack of that technology could harm our business. We rely on information technology networks and systems, including the internet and third-party cloud-based service providers, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and to maintain personal identifying information and customer and lease data. In addition to enterprise information technology systems, we rely on technology and automated systems to operate and manage certain aspects of our properties and business processes. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of data relating to our business operations (including our financial transactions and records) and confidential customer data (including individually identifiable information relating to financial accounts). Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of our business operations or personally identifiable information such as in the event of cybersecurity incidents. Security breaches, including physical or electronic break-ins, computer viruses, phishing or spoofing attacks by hackers and similar breaches, can create system disruptions, shutdowns, misappropriation of assets or unauthorized disclosure of confidential information. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Cybersecurity incidents could also result in interruptions to tenant operations, impair our ability to provide services to tenants, or require us to incur significant costs to remediate systems, notify affected parties, comply with regulatory or contractual obligations, or respond to litigation or governmental inquiries. Techniques used to obtain unauthorized access to, disable or sabotage information technology systems are increasingly diverse and sophisticated, including as a result of emerging technologies, such as artificial intelligence and machine learning. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations. Additionally, any cybersecurity incident may be costly, notwithstanding any cyber liability insurance we may carry. See “Item 1C. Cybersecurity” for further discussion.

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

ITEM 2.  PROPERTIES.

EastGroup owned 550 industrial properties as of December 31, 2025.  These properties are located primarily in the states of Texas, Florida, California, Arizona and North Carolina, and the majority are clustered around major transportation features in supply constrained submarkets.  As of February 10, 2026, EastGroup’s operating portfolio was 96.5% leased and 96.1% occupied by tenants in approximately 1,700 leases, with no single tenant accounting for more than approximately 1.5% of the Company’s annualized base rent, as defined in the table below.  The Company has developed approximately 50% of its total portfolio (on a square foot basis), which includes real estate properties and development and value-add properties in lease-up and under construction.  The Company’s focus is the ownership of business distribution space (91% of the total portfolio) with the remainder in bulk distribution space (8%) and business service space (1%).  Business distribution space properties are typically multi-tenant buildings with a building depth of 200 feet or less, clear height of 24-32 feet, office finish of 10-25% and truck courts with a depth of 100-120 feet.  See Consolidated Financial Statement Schedule III – Real Estate Properties and Accumulated Depreciation for a detailed listing of the Company’s properties.

At December 31, 2025, EastGroup did not own any single property with a book value that was 10% or more of total book value or with gross revenues that were 10% or more of total gross revenues.

The Company’s lease expirations are detailed below:

Year of Lease Expiration	Total Rentable Square Feet (1)	Annualized Base Rent of Leases Expiring (1) (2)	% of Total Base Rent of Leases Expiring (1)
2026	8,134,000	$73,434,000	13.1%
2027	10,338,000	95,930,000	17.2%
2028	9,310,000	91,046,000	16.3%
2029	8,885,000	83,768,000	15.0%
2030	8,353,000	80,478,000	14.4%
2031	4,904,000	46,548,000	8.3%
2032	3,412,000	26,382,000	4.7%
2033	2,581,000	24,315,000	4.3%
2034	1,132,000	10,666,000	1.9%
2035 and beyond	2,638,000	26,662,000	4.8%

(1)Does not include lease renewal options.
(2)Annualized base rent represents the monthly cash rental rate, excluding tenant expense reimbursements, as of December 31, 2025, multiplied by 12 months.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business and other actions not deemed to be material. Management believes that any such matters will not have a material adverse effect on the Company’s financial condition or results of operations, individually or in the aggregate. Substantially all of these matters are anticipated to be covered by the Company’s liability insurance. However, the Company cannot predict the outcome of any litigation with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, which could materially affect its financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II.  OTHER INFORMATION

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s shares of common stock are listed for trading on the NYSE under the symbol “EGP.”  As of February 10, 2026, there were 355 holders of record of the Company’s 53,334,206 outstanding shares of common stock. The Company distributed all of its 2025 and 2024 taxable income to its stockholders. We generally pay quarterly cash dividends to holders of our common stock at the discretion of our Board of Directors. Our future distributions may vary and will be determined by the Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board of Directors. Accordingly, no significant provisions for income taxes were necessary. The following table summarizes the federal income tax treatment for all distributions by the Company for the years 2025 and 2024.

Federal Income Tax Treatment of Share Distributions

	Years Ended December 31,
	2025	2024
Common Share Distributions:	(Per share)
Ordinary dividends	$5.91119	5.21028
Nondividend distributions	—	—
Unrecaptured Section 1250 capital gain	—	—
Other capital gain	—	—
Total Common Distributions (1)	$5.91119	5.21028

(1)Pursuant to Internal Revenue Code of 1986, as amended, Section 857(b)(9), cash distributions made on January 15, 2026, with a record date of December 31, 2025, were treated as received by shareholders on December 31, 2025, to the extent of 2025 undistributed earnings and profits. Cash distributions made on January 15, 2025, with a record date of December 31, 2024, were treated as received by shareholders on December 31, 2024, to the extent of 2024 undistributed earnings and profits.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2025 through October 31, 2025	—	$—	—	—
November 1, 2025 through November 30, 2025 (1)	69	177.24	—	—
December 1, 2025 through December 31, 2025	—	—	—	—
Total	69	$177.24	—

(1)As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock.

Performance Graph
The following graph compares, over the five years ended December 31, 2025, the cumulative total shareholder return on EastGroup’s common stock with the cumulative total return of the Standard & Poor’s 500 Total Return Index (S&P 500 Total Return) and the FTSE Equity REIT index prepared by the National Association of Real Estate Investment Trusts (FTSE Nareit Equity REITs).

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

$200
$180
$160
$140
$120
$100
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ended
EastGroup
FTSE Nareit Equity REITs
S&P 500 Total Return

	Fiscal years ended December 31,
	2020	2021	2022	2023	2024	2025
EastGroup	$100.00	168.44	112.74	143.89	129.73	148.98
FTSE Nareit Equity REITs	100.00	143.24	108.33	123.20	133.96	137.82
S&P 500 Total Return	100.00	128.71	105.40	133.11	166.41	196.16

The information above assumes that the value of the investment in shares of EastGroup’s common stock and each index was $100 on December 31, 2020, and that all dividends were reinvested.

ITEM 6. [RESERVED].

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

EastGroup’s goal is to maximize shareholder value by being a leading provider in its markets of functional, flexible and quality business distribution space for location-sensitive customers (primarily in the 20,000 to 100,000 square foot range).  The Company develops, acquires and operates distribution facilities, the majority of which are clustered around major transportation features in supply-constrained submarkets in high-growth regions.  The Company’s core markets are in the states of Texas, Florida, California, Arizona and North Carolina.

During 2025, economic uncertainty and stock market volatility continued due to a number of factors, including persistent inflation, interest rate uncertainty, concerns about tariffs, supply chain or trade disruptions and geopolitical conflict. While these factors did not have a significant adverse impact on EastGroup’s operations during 2025, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company’s leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor inflation and interest rates, as well as the uncertainty resulting from the overall regulatory and economic environment.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms.

During 2025, EastGroup sold, and subsequently settled the issuance of, 33,120 shares of common stock directly through sales agents under its at-the-market (“ATM”) common stock offering programs at a weighted average price of $183.15 per share, providing aggregate net proceeds to the Company of $6,005,000.

During 2025, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under its ATM programs with respect to 1,063,825 shares of common stock with an initial weighted average forward price of $181.89 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward equity sale agreements. Also during 2025, the Company settled outstanding forward equity sale agreements that were previously entered into by issuing 1,449,078 shares of common stock in exchange for net proceeds of approximately $258,066,000.

During 2025, EastGroup also closed $250,000,000 of unsecured debt with a weighted average effectively fixed interest rate of 4.13%. EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary source of revenue is rental income.  During 2025, EastGroup executed leases on 9,270,000 square feet of operating properties (15.1% of EastGroup’s total square footage of 61,561,000 as of December 31, 2025). For new and renewal leases signed during 2025, average rental rates increased by 40.1% as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $4.87 for the year ended December 31, 2025, compared to $4.66 for 2024, a 4.5% increase. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”) Excluding Income from Lease Terminations from same properties (defined as operating properties owned during the entire current and prior year reporting periods – January 1, 2024 through December 31, 2025), increased 7.0% for 2025 compared to 2024.

EastGroup’s operating portfolio was 97.0% leased at December 31, 2025 compared to 97.1% at December 31, 2024. Occupancy at the end of 2025 for the operating portfolio was 96.5% compared to 96.1% at December 31, 2024. As of February 10, 2026, the operating portfolio was 96.5% leased and 96.1% occupied. As of December 31, 2025, leases approximating 13.1% of the operating portfolio, based on a percentage of annualized base rent, were scheduled to expire in 2026. This percentage was reduced to 12.4% as of February 10, 2026.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program.  The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the year ended December 31, 2025, EastGroup purchased 300.4 acres of land in four markets for a total of $118,584,000. The Company began construction of a redevelopment project and six development projects containing 1,439,000 square feet in five markets. Also in 2025, the Company transferred 11 development and value-add projects (2,109,000 square feet) in seven markets from its development and value-add program to real estate properties, with costs of $279,082,000 at the date of transfer. As of December 31, 2025, EastGroup’s development and value-add program consisted of 17 projects (3,473,000 square feet) located in 12 markets.  The projected total cost for the development and value-add projects, which were collectively 18.8% leased as of February 10, 2026, is $499,900,000, of which $161,317,000 remained to be invested as of December 31, 2025.

During the year ended December 31, 2025, EastGroup acquired 739,000 square feet of operating properties in three markets for a total of $143,099,000. There were no value-add property acquisitions during the period.

During the year ended December 31, 2025, EastGroup sold a 12,000 square foot operating property in San Francisco, generating gross sales proceeds of $3,573,000. The Company did not recognize a gain or loss on this disposition.

The Company typically funds its development and acquisition programs through its $675,000,000 unsecured bank credit facilities (as discussed below in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In May 2025, Moody’s Ratings affirmed EastGroup's issuer rating of Baa2 and changed its rating outlook from stable to positive. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt or convertible bond markets in the future as a means to raise capital.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current period and prior year reporting period. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the year ended December 31, 2025, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2024 through December 31, 2025. The Company presents Same PNOI and Same PNOI Excluding Income from Lease Terminations as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI Excluding Income from Lease Terminations for the three fiscal years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
		(In thousands)
NET INCOME	$257,458	227,807	200,548
Gain on sales of real estate investments	—	(8,751)	(17,965)
Gain on sales of non-operating real estate	—	(362)	(446)
Interest income	(900)	(1,334)	(879)
Other revenue	(1,919)	(2,199)	(4,412)
Indirect leasing costs	839	785	582
Depreciation and amortization	216,732	189,411	171,078
Company’s share of depreciation from unconsolidated investment	124	125	124
Interest expense	32,113	38,956	47,996
General and administrative expense	23,960	20,619	16,757
Noncontrolling interest in PNOI of consolidated joint ventures	(62)	(62)	(62)
PROPERTY NET OPERATING INCOME (“PNOI”)	528,345	464,995	413,321
PNOI from 2024 and 2025 acquisitions	(31,330)	(8,152)	*
PNOI from 2024 and 2025 development and value-add properties	(26,096)	(14,592)	*
PNOI from 2024 and 2025 operating property dispositions	(40)	(380)	*
Other PNOI	1,089	208	*
SAME PNOI	471,968	442,079	*
Lease termination fee income from same properties	(1,181)	(2,192)	*
SAME PNOI, EXCLUDING INCOME FROM LEASE TERMINATIONS	$470,787	439,887	*

* Same property metrics are not applicable to the year ended December 31, 2023, as the same property metrics for 2025 and 2024 are based on operating properties owned during the entire current and prior year reporting periods (January 1, 2024 through December 31, 2025).

PNOI was calculated as follows for the three fiscal years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Income from real estate operations	$719,417	638,035	566,179
Expenses from real estate operations	(192,243)	(174,212)	(154,030)
Noncontrolling interest in PNOI of consolidated joint ventures	(62)	(62)	(62)
PNOI from 50% owned unconsolidated investment	1,233	1,234	1,234
PROPERTY NET OPERATING INCOME (“PNOI”)	$528,345	464,995	413,321

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three fiscal years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$257,402	227,751	200,491
Depreciation and amortization	216,732	189,411	171,078
Company’s share of depreciation from unconsolidated investment	124	125	124
Depreciation and amortization attributable to noncontrolling interest	(5)	(5)	(5)
Gain on sales of real estate investments	—	(8,751)	(17,965)
Gain on sales of non-operating real estate	—	(362)	(446)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS	474,253	408,169	353,277
Gain on involuntary conversion and business interruption claims	(1,763)	(1,708)	(4,187)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS, EXCLUDING GAIN ON INVOLUNTARY CONVERSION AND BUSINESS INTERRUPTION CLAIMS	$472,490	406,461	349,090
Net income attributable to common stockholders per diluted share	$4.87	4.66	4.42
FFO attributable to common stockholders per diluted share	$8.98	8.35	7.79
FFO attributable to common stockholders per diluted share, excluding gain on involuntary conversion and business interruption claims	$8.95	8.31	7.70
Diluted shares for earnings per share and funds from operations	52,814	48,911	45,331

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the year ended December 31, 2025 was $257,402,000 ($4.88 per basic and $4.87 per diluted share) compared to $227,751,000 ($4.67 per basic and $4.66 per diluted share) for 2024. See Results of Operations for further analysis.

•The change in FFO per diluted share represents the increase or decrease in FFO per diluted share from the current year compared to the prior year.  For 2025, FFO was $8.98 per diluted share compared with $8.35 per diluted share for 2024, an increase of 7.5%. FFO, Excluding Gain on Involuntary Conversion and Business Interruption Claims, was $8.95 per diluted share for the year ended December 31, 2025 compared to $8.31 per diluted share for 2024, an increase of 7.7%. FFO increased during the year ended December 31, 2025, as compared to 2024, primarily due to the increase in PNOI and the decrease in interest expense, partially offset by an increase in general and administrative expense.

•For the year ended December 31, 2025, PNOI increased by $63,350,000, or 13.6%, compared to 2024. PNOI increased $29,889,000 from same property operations, $23,178,000 from 2024 and 2025 acquisitions and $11,504,000 from newly developed and value-add properties.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2024 through December 31, 2025).  Same PNOI, excluding income from lease terminations, increased 7.0% for the year ended December 31, 2025, compared to 2024.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2024 through December 31, 2025). Same property average occupancy for the year ended December 31, 2025 was 96.5% compared to 96.8% for 2024.

•The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2024 through December 31, 2025). The same property average rental rate was $8.81 per square foot for the year ended December 31, 2025, compared to $8.25 per square foot for the year ended December 31, 2024.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at December 31, 2025 was 96.5%.  Quarter-end occupancy ranged from 95.9% to 96.5% over the previous four quarters ended December 31, 2024 to September 30, 2025.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (15.1% of total square footage) averaged 40.1% for the year ended December 31, 2025.

FINANCIAL CONDITION

EastGroup’s Total Assets were $5,431,807,000 at December 31, 2025, an increase of $354,331,000 from December 31, 2024.  Total Liabilities increased $150,287,000 to $1,935,219,000, and Total Equity increased $204,044,000 to $3,496,588,000 during the same period.  The following paragraphs explain these changes in greater detail.

Assets

Real estate properties increased $486,344,000 during the year ended December 31, 2025. The increase was primarily due to: (i) the transfer of properties from Development and value-add properties to Real estate properties; (ii) the acquisition of operating properties; (iii) capital improvements at the Company’s properties; and (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. These increases were partially offset by the sale of an operating property.

During 2025, EastGroup acquired the following operating properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2025	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired
LifeScience Logistics Center	Raleigh, NC	251,000	07/08/2025	$47,150
Lumley Logistics Center	Raleigh, NC	67,000	07/15/2025	14,174
McKinney Airport Trade Center	Dallas, TX	320,000	09/19/2025	60,641
EastGroup Point at Cheyenne	Las Vegas, NV	101,000	12/09/2025	21,134
Total operating property acquisitions (2)(3)		739,000		$143,099
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

During the year ended December 31, 2025, EastGroup sold a 12,000 square foot operating property in San Francisco, generating gross sales proceeds of $3,573,000. The Company did not recognize a gain or loss on this disposition.

During the year ended December 31, 2025, the Company made capital improvements of $75,653,000 on existing and acquired properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $7,125,000 on development and value-add projects subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

Development and value-add properties at December 31, 2025 consisted of properties in lease-up and under construction of $338,583,000 and prospective development (primarily land) of $371,617,000.  The Company’s total investment in Development and value-add properties at December 31, 2025 was $710,200,000 compared to $674,472,000 at December 31, 2024.  Total capital invested for development and value-add properties during 2025 was $321,934,000, which primarily consisted of improvement costs of $196,225,000 on development and value-add properties, $118,584,000 for new land investments, and costs of $7,125,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

EastGroup capitalized internal development costs of $7,451,000 during the year ended December 31, 2025, compared to $8,181,000 during 2024. The decrease was due to variations in timing and volume of development projects starting during the year ended December 31, 2025, as compared to the same period of 2024.

There were no value-add acquisitions during the year ended December 31, 2025.

Also during 2025, EastGroup purchased 300.4 acres of development land in four markets for $118,584,000.  Costs associated with these acquisitions are included below in the Development and Value-Add Properties table. These increases were offset by the transfer of 11 development and value-add projects to Real estate properties with a total investment of $279,082,000 as of the date of transfer.

A summary of the Company’s Development and Value-Add Properties for the year ended December 31, 2025 follows:

	Actual or Estimated Building Size	Cumulative Costs Incurred as of 12/31/2025	Projected Total Costs (1)
	(Square feet)	(In thousands)
Lease-up	1,935,000	$230,578	$266,300
Under construction	1,538,000	108,005	233,600
Total lease-up and under construction	3,473,000	338,583	$499,900
Prospective development (primarily land)	11,798,000	371,617
Total Development and value-add properties as of December 31, 2025	15,271,000	$710,200

Total Development and value-add properties transferred to Real estate properties during the year ended December 31, 2025	2,109,000	$279,082	(2)
(1)Included in these costs are development obligations of $94,201,000 and tenant improvement obligations of $9,552,000 on properties under development.
(2)Represents cumulative costs at the date of transfer.

Accumulated depreciation on real estate, development and value-add properties increased $167,956,000 during 2025 due primarily to depreciation expense of $176,180,000 and partially offset by write-offs of fully depreciated assets.

Cash and cash equivalents decreased $16,522,000 during 2025. Refer to the Consolidated Statements of Cash Flows and Liquidity and Capital Resources for further details.

Other assets, net increased $17,178,000 during 2025.  See Note 4 in the Notes to Consolidated Financial Statements for further details.

Liabilities

Unsecured bank credit facilities, net of debt issuance costs increased $19,844,000 during the year ended December 31, 2025, mainly due to borrowings of $340,344,000, partially offset by repayments of $321,499,000 and debt issuance cost activity during the period. The Company’s credit facilities are described in greater detail in Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs increased $103,869,000 during the year ended December 31, 2025, primarily due to closing $250,000,000 of unsecured debt, partially offset by repayments of $145,000,000 of unsecured debt and debt issuance costs activity during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $22,603,000 during 2025.  See Note 7 in the Notes to Consolidated Financial Statements for further details.

Other liabilities increased $3,971,000 during 2025.  See Note 8 in the Notes to Consolidated Financial Statements for further details.

Equity

Additional paid-in capital increased $273,399,000 during the year ended December 31, 2025, primarily due to the issuance of common stock under the Company’s ATM programs (as discussed in Note 9 in the Notes to Consolidated Financial Statements) and activity related to stock-based compensation (as discussed in Note 10 in the Notes to Consolidated Financial Statements).

Distributions in excess of earnings increased $55,781,000 during the year ended December 31, 2025, as a result of dividends on common stock of $313,183,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $257,402,000.

Accumulated other comprehensive income decreased $13,596,000 during 2025. The decrease resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 11 and 12 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2025 Compared to 2024
Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the year ended December 31, 2025 was $257,402,000 ($4.88 per basic and $4.87 per diluted share) compared to $227,751,000 ($4.67 per basic and $4.66 per diluted share) for the year ended December 31, 2024. The following paragraphs provide further details with respect to these changes:

•PNOI was $528,345,000 ($10.00 per diluted share) for the year ended December 31, 2025, compared to $464,995,000 ($9.51 per diluted share) for the year ended December 31, 2024.  PNOI increased $29,889,000 from same property operations, $23,178,000 from 2024 and 2025 acquisitions and $11,504,000 from newly developed and value-add properties. Income recognized from straight-lining of rent increased by $5,777,000 for the year ended December 31, 2025, as compared to the same period of 2024.

•EastGroup did not recognize Gains on sales of real estate investments during 2025. During the year ended December 31, 2024, EastGroup recognized $8,751,000 ($0.18 per diluted share) in Gains on sales of real estate investments. The Company’s sales transactions are described in Note 2 of the Notes to Consolidated Financial Statements.

•Depreciation and amortization was $216,732,000 ($4.10 per diluted share) for the year ended December 31, 2025, compared to $189,411,000 ($3.87 per diluted share) for the year ended December 31, 2024. The increase is primarily due to the operating properties acquired by the Company in 2024 and 2025 and the properties transferred from Development and value-add properties in 2024 and 2025. These increases are partially offset by operating properties sold in 2024 and 2025.

•Interest expense recognized was $32,113,000 ($0.61 per diluted share) during 2025, compared to $38,956,000 ($0.80 per diluted share) during 2024, which was a decrease of $0.19 per share. See the table below for details.

•EastGroup recognized gains on involuntary conversion and business interruption claims of $1,763,000 ($0.03 per diluted share) during 2025, compared to $1,708,000 ($0.03 per diluted share) during 2024. Gains on involuntary conversion and business interruption claims are included in Other revenue on the Consolidated Statements of Income and Comprehensive Income.

•Weighted average shares outstanding increased by 3,903,000, on a diluted basis, during 2025 compared to 2024. The increase is primarily due to issuance of shares through common stock offerings, as discussed in Liquidity and Capital Resources.

EastGroup entered into 156 leases with certain rent concessions on 4,555,000 square feet during 2025 with total rent concessions of $10,894,000 over the terms of the leases, compared to 133 leases with rent concessions on 4,932,000 square feet with total rent concessions of $12,192,000 over the terms of the leases in 2024.

The Company’s percentage of leased square footage for the operating portfolio was 97.0% at December 31, 2025, compared to 97.1% at December 31, 2024.  Occupancy at the end of 2025 for the operating portfolio was 96.5% compared to 96.1% at December 31, 2024.

Interest Expense decreased $6,843,000 for the year ended December 31, 2025 compared to the year ended December 31, 2024.  The following table presents the components of Interest Expense for 2025 and 2024:

	Years Ended December 31,
	2025	2024	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest — Variable rate (excluding amortization of facility fees and debt issuance costs)	$1,315	111	1,204
Amortization of facility fees — Unsecured bank credit facilities	960	1,012	(52)
Amortization of debt issuance costs — Unsecured bank credit facilities	1,058	1,036	22
Total variable rate interest expense	3,333	2,159	1,174
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (excluding amortization of debt issuance costs) (1)	49,703	55,742	(6,039)
Amortization of debt issuance costs — Unsecured debt	807	878	(71)
Total fixed rate interest expense	50,510	56,620	(6,110)
Total interest	53,843	58,779	(4,936)
Less capitalized interest	(21,730)	(19,823)	(1,907)
TOTAL INTEREST EXPENSE	$32,113	38,956	(6,843)

(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 12 in the Notes to Consolidated Financial Statements.

EastGroup’s variable rate interest expense increased by $1,174,000 for 2025 as compared to 2024 primarily due to an increase in average borrowings, partially offset by a decrease in the Company’s weighted average variable interest rates on its unsecured bank credit facilities as shown in the following table:

	Years Ended December 31,
	2025	2024	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities — Variable rate	$26,822	1,776	25,046
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	4.90%	6.25%

The Company’s fixed rate interest expense decreased by $6,110,000 for 2025 as compared to 2024 primarily as a result of the unsecured debt activity described below.

The following table presents the details of unsecured debt repayments during 2024 and 2025:

UNSECURED DEBT REPAID IN 2024 AND 2025	Interest Rate	Date Repaid	Principal Amount
			(In thousands)
$50 Million Senior Unsecured Term Loan	4.08%	08/30/2024	$50,000
$60 Million Senior Unsecured Notes	3.46%	12/13/2024	60,000
$60 Million Senior Unsecured Notes	3.48%	12/15/2024	60,000
$50 Million Senior Unsecured Term Loan	1.58%	03/18/2025	50,000
$20 Million Senior Unsecured Notes	3.80%	08/28/2025	20,000
$25 Million Senior Unsecured Notes	3.97%	10/01/2025	25,000
$50 Million Senior Unsecured Notes	3.99%	10/07/2025	50,000
Weighted Average Effectively Fixed Interest Rate and Total Principal Amount for 2024 and 2025	3.41%		$315,000

In January 2025, the Company refinanced a $100,000,000 senior unsecured term loan, reducing the credit spread by 30 basis points to a total effectively fixed interest rate of 4.97%. The loan, which previously had five years remaining, was modified to a three year maturity with two one-year extension options, at the Company's election.

In November 2025, the Company entered into amendments related to five senior unsecured term loans totaling $475,000,000, which reduced the credit spread by 10 basis points on each loan.

During 2024, EastGroup did not enter into or refinance any unsecured debt agreements.

The decrease in interest expense from unsecured debt was partially offset by new unsecured debt obtained during the year ended December 31, 2025:

NEW UNSECURED DEBT IN 2025	Margin	Effectively Fixed Interest Rate	Date Obtained	Maturity Date	Principal Amount
					(In thousands)
$100 Million Senior Unsecured Term Loan (1)	0.85%	4.11%	11/19/2025	04/30/2030	$100,000
$150 Million Senior Unsecured Term Loan (1)	0.85%	4.15%	11/19/2025	03/14/2031	150,000
Weighted Average Interest Rate/Total Principal Amount for 2025		4.13%			$250,000

(1)The interest rate on this unsecured term loan is comprised of Daily Secured Overnight Financing Rate (“SOFR”) plus a margin which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into interest rate swap agreements (further described in Note 12 in the Notes to Consolidated Financial Statements) to convert the loan’s SOFR rate to an effectively fixed interest rate. The interest rate in the table above is the effectively fixed interest rate for the loan, including the effect of the interest rate swaps, as of December 31, 2025.

EastGroup's financing and debt maturities are further described in Liquidity and Capital Resources.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased by $1,907,000 for 2025 as compared to 2024, due to changes in development activity and spending.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the years ended December 31, 2025 and 2024 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2025	2024
		(In thousands)
Upgrade on acquisitions	40 years	$90	1,435
Tenant improvements:
New tenants	Lease Term	23,937	18,540
Renewal tenants	Lease Term	4,454	2,964
Building improvements	5 - 40 years	16,703	13,006
Roofs	5 - 15 years	22,176	12,940
Parking lots	3 - 5 years	3,593	4,763
Other	5 years	4,700	4,480
Total real estate improvements (1)		$75,653	58,128

(1)Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2025	2024
	(In thousands)
Total real estate improvements	$75,653	58,128
Change in real estate property payables	(779)	(719)
Change in construction in progress	956	1,879
Real estate improvements on the Consolidated Statements of Cash Flows	$75,830	59,288

Capitalized Leasing Costs
The Company’s leasing costs (principally third party commissions) are capitalized and included in Other assets, net. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the years ended December 31, 2025 and 2024 were as follows:

	Estimated Useful Life	Years Ended December 31,
		2025	2024
		(In thousands)
Development and value-add	Lease Term	$7,967	7,117
New tenants	Lease Term	11,962	16,478
Renewal tenants	Lease Term	15,656	11,318
Total capitalized leasing costs (1)		$35,585	34,913
Amortization of leasing costs		$28,026	25,522
(1)Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2025	2024
	(In thousands)
Total capitalized leasing costs	$35,585	34,913
Change in leasing commissions payables	(809)	(2,759)
Leasing commissions on the Consolidated Statements of Cash Flows	$34,776	32,154

2024 Compared to 2023
A discussion of changes in the Company’s results of operations between 2024 and 2023 has been omitted from this Form 10-K and can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “2024 Compared to 2023” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 12, 2025.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity instruments will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in future years to be consistent in nature with those for the year ended December 31, 2025.

As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings. The Company believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company. The Company also believes it can obtain debt financing and issue common and/or preferred equity.

For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt or convertible bond markets in the future as a means to raise capital.

As of December 31, 2025, EastGroup had total immediate liquidity of approximately $654,574,000, comprised of $1,007,000 of cash and cash equivalents and $653,567,000 of availability on our unsecured bank credit facilities. See further details discussed below.

Net cash provided by operating activities was $480,734,000 for the year ended December 31, 2025.  The primary other sources of cash were from borrowings on unsecured bank credit facilities and unsecured debt and proceeds from common stock offerings.  The Company distributed $302,507,000 in common stock dividends during 2025. Other primary uses of cash were repayments on unsecured bank credit facilities and unsecured debt; the construction and development of properties; purchases of real estate properties; capital improvements at various properties; and leasing commissions.

As of December 31, 2025, the Company was contractually obligated to pay the dividend declared in December 2025, which was paid in January 2026. An amount for dividends payable of $84,725,000 was included in Accounts payable and accrued expenses at December 31, 2025, which includes dividends payable on unvested restricted stock of $2,173,000, which are subject to continued service and will be paid upon vesting in future periods.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of December 31, 2025, are as follows:

MATURITY DATES	Weighted Average Interest Rate (1)	Principal Payments Maturing
		(In thousands)
October 10, 2026	1.98%	$100,000
December 15, 2026	3.75%	40,000
Year 2027	2.64%	175,000
Year 2028	3.04%	160,000
Year 2029	3.88%	155,000
Year 2030	3.86%	300,000
Year 2031 and beyond	3.63%	685,000
Total Unsecured Debt	3.43%	$1,615,000

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

In January 2025, EastGroup refinanced a $100,000,000 senior unsecured term loan, reducing the credit spread by 30 basis points to a total effectively fixed interest rate of 4.97%. The loan, which previously had five years remaining, was modified to a three year maturity with two one-year extension options, at the Company's election.

In March 2025, EastGroup repaid a $50,000,000 senior unsecured term loan at maturity with an effectively fixed interest rate of 1.58%.

In August 2025, EastGroup repaid senior unsecured notes at maturity. The notes had a principal balance of $20,000,000 and a fixed interest rate of 3.80%.

In October 2025, the Company repaid two maturing senior unsecured notes totaling $75,000,000. Senior unsecured notes with a principal balance of $25,000,000 had a fixed interest rate of 3.97%. The other senior unsecured notes with a principal balance of $50,000,000 had a fixed interest rate of 3.99%.

In November 2025, the Company entered into a term loan agreement, separated into two tranches. One tranche provides a $100,000,000 term loan with a term of approximately 4.5 years and an effectively fixed interest rate of 4.11% with interest-only payments. The second tranche provides a $150,000,000 term loan with a term of approximately 5.5 years and an effectively fixed interest rate of 4.15% with interest-only payments. At the Company's option, the term loans bear interest at an annual rate of the Daily Simple SOFR (as defined in the term loan agreement) plus an applicable margin (0.85% as of December 31, 2025) based on the Company’s senior unsecured long-term debt rating. The Company also entered into interest rate swap agreements to convert the loans' SOFR rate component to a fixed interest rate for the entire terms of the loans, providing effectively fixed interest rates for each loan.

Also in November 2025, the Company entered into amendments related to five senior unsecured term loans totaling $475,000,000, which reduced the credit spread by 10 basis points on each loan.

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. As of December 31, 2025, the interest rate was 4.451% with no outstanding balance. The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028. As of December 31, 2025, the Company had variable rate borrowings totaling $18,845,000 on this unsecured bank credit facility and an interest rate of 4.545%. The Company's unsecured bank credit facilities are further discussed in Note 5 in the Notes to Consolidated Financial Statements.

On December 5, 2025, we established an ATM common stock offering program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate gross sales price of up to $1,000,000,000 (the “Current ATM Program”). The Current ATM Program replaced our previous $1,000,000,000 ATM program (the “Prior ATM Program”), which was established on October 25, 2024, under which we had sold shares of our common stock having an aggregate gross sales price of $479,899,000 through December 5, 2025.

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

During the year ended December 31, 2025, EastGroup sold, and subsequently settled the issuance of, 33,120 shares of common stock directly through sales agents under its ATM programs at a weighted average price of $183.15 per share, providing aggregate net proceeds to the Company of $6,005,000.

During the year ended December 31, 2025, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under its ATM programs with respect to 1,063,825 shares of common stock with an initial weighted average forward price of $181.89 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward equity sale agreements. Also during the year ended December 31, 2025, the Company settled outstanding forward equity sale agreements that were previously entered into under its ATM programs by issuing 1,449,078 shares of common stock in exchange for net proceeds of approximately $258,066,000. As of February 11, 2026, the Company had no outstanding forward shares available for settlement.

As of February 11, 2026, $1,000,000,000 of common stock remains available to be sold under the Current ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

EastGroup’s other material cash requirements from known contractual and other obligations as of December 31, 2025 were as follows:

Cash Requirements (1)
(In thousands)
Real estate property obligations (2)	$17,523
Development and value-add obligations (3)	94,201
Tenant improvements obligations (4)	22,962
Operating lease obligations - Ground leases (5)	2,951
Total	$137,637

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
(5)Represents ground lease payments due within one year. The Company also estimates future minimum ground lease payments of $161,476,000, due in years 2027 and thereafter, based on the current lease terms of its ground leases. With the renewal options excluded, expiration dates range from August 2031 to December 2085.

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

The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed rate and variable rate debt as of December 31, 2025.

	2026	2027	2028		2029	2030	Thereafter	Total	Fair Value
Unsecured bank credit facilities — Variable rate (in thousands)	$—	—	18,845	(1)	—	—	—	18,845	18,883	(2)
Weighted average interest rate	—	—	4.55%	(3)	—	—	—	4.55%
Unsecured debt — Fixed rate (in thousands)	$140,000	175,000	160,000		155,000	300,000	685,000	1,615,000	1,548,414	(4)
Weighted average interest rate	2.49%	2.64%	3.04%		3.88%	3.86%	3.63%	3.43%

(1)The variable rate unsecured bank credit facilities mature in July 2028, and as of December 31, 2025, the $625,000,000 unsecured bank credit facility had no outstanding balance, and the $50,000,000 unsecured bank credit facility had a balance of $18,845,000. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of December 31, 2025.
(4)The fair value of the Company’s fixed rate debt, including variable rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the preceding table incorporates only those exposures that existed as of December 31, 2025, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 46 basis points, interest expense and cash flows would increase or decrease by approximately $86,000 annually. This does not include variable rate debt that has been effectively fixed through the use of interest rate swaps.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is hereby incorporated by reference to the Company’s Consolidated Financial Statements beginning on page 37 of this Annual Report on Form 10-K. There were no material retrospective changes to the Consolidated Statements of Income and Comprehensive Income in any quarters in the two most recent fiscal years that would require disclosure of supplementary financial data.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(i)Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.

The information required by Item 14 will be included in the Company’s definitive proxy statement to be filed with the SEC relating to the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025:

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
10.2*
EastGroup Properties, Inc. Director Compensation Program Including the Independent Director Compensation Policy, as amended and restated as of May 22, 2025, pursuant to the EastGroup Properties,
Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 23, 2025).

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

10.6*
Form of Second Amendment to the Severance and Change in Control Agreement, entered into by and between the Company and each of R. Reid Dunbar and Ryan M. Collins (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed February 12, 2025).

10.7*
Form of Severance and Change in Control Agreement, entered into by and between the Company and Staci H. Tyler (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 28, 2020).

10.8*
Form of First Amendment to the Severance and Change in Control Agreement, entered into by and between the Company and Staci H. Tyler (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed February 12, 2025).

10.9*	Form of Severance and Change in Control Agreement, entered into by and between the Company and Michelle Rayner (filed herewith).
10.10*
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

10.12
Note Purchase Agreement, dated as of August 17, 2020, among EastGroup Properties, L.P., the Company and the purchasers of the notes party thereto (including the form of the 2.61% Series A Senior Notes due October 14, 2030 and the 2.71% Series B Senior Notes due October 14, 2032) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2020).

10.13
Note Purchase Agreement, dated as of February 3, 2022, among EastGroup Properties, L.P., the Company and the purchasers of the notes party thereto (including the form of the 3.03% Senior Notes due April 20, 2032) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2022).

10.14
Note Purchase Agreement, dated as of August 16, 2022, among EastGroup Properties, L.P., the Company and the purchasers of the notes party thereto (including the forms of the 4.90% Series A Senior Notes due 2033 and the 4.95% Series B Senior Notes due 2034) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 19, 2022).

10.15
Term Loan Agreement, dated as of November 19, 2025, among EastGroup Properties, L.P., EastGroup Properties, Inc. and PNC Bank, National Association, as Agent, Regions Bank, as Syndication Agent, TD Bank, N.A., as Documentation Agent, PNC Capital Markets LLC, Regions Capital Markets, and TD Bank, N.A., as Joint Lead Arrangers, and PNC Capital Markets LLC, as the Sole Bookrunner, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 25, 2025).

Exhibit Number	Description
10.16
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

10.17
First Amendment to Sixth Amended and Restated Credit Agreement, dated November 19, 2025, among EastGroup Properties, L.P.; EastGroup Properties, Inc.; PNC Bank, National Association, as Agent; Regions Bank, as Syndication Agent; Bank of America, N.A., U.S. Bank National Association, TD Bank, N.A., and JPMorgan Chase Bank, N.A., as Co-Documentation Agents; PNC Capital Markets LLC, as Sustainability Agent; PNC Capital Markets LLC, Regions Capital Markets, and BOFA Securities, Inc., as Joint Lead Arrangers; PNC Capital Markets LLC and Regions Capital Markets, as Joint Bookrunners; and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 25, 2025).

19.1	EastGroup Properties, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed February 12, 2025).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
24.1	Powers of attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certifications (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) of Staci H. Tyler, Chief Financial Officer (filed herewith).
32.1	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Marshall A. Loeb, Chief Executive Officer (furnished herewith).
32.2	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Staci H. Tyler, Chief Financial Officer (furnished herewith).
97.1*	EastGroup Properties, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed February 14, 2024).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).
*    Indicates a management contract or any compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EastGroup Properties, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimated relative fair value assigned to land in an asset acquisition

As discussed in Note 1(j) to the consolidated financial statements, the Company acquired $143,099,000 of assets, net of liabilities assumed, related to real estate property acquisitions during 2025 that were accounted for as asset acquisitions, of which $31,590,000 of the acquisition cost was allocated to land. The acquisition cost in an asset acquisition is allocated among the individual components of both tangible and intangible assets and liabilities acquired based on their relative fair values.

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
February 11, 2026

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EastGroup’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, EastGroup conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The design of any system of internal control over financial reporting is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on EastGroup’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2025.

/s/ EASTGROUP PROPERTIES, INC.
Ridgeland, Mississippi
February 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
EASTGROUP PROPERTIES, INC.:

Opinion on Internal Control Over Financial Reporting

We have audited EastGroup Properties, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 11, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Chicago, Illinois
February 11, 2026

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands, except share and per share data)
ASSETS
Real estate properties	$5,989,788	5,503,444
Development and value-add properties	710,200	674,472
	6,699,988	6,177,916
Accumulated depreciation	(1,583,532)	(1,415,576)
	5,116,456	4,762,340

Unconsolidated investment	7,007	7,448
Cash and cash equivalents	1,007	17,529
Other assets, net	307,337	290,159
TOTAL ASSETS	$5,431,807	5,077,476

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$16,249	(3,595)
Unsecured debt, net of debt issuance costs	1,611,026	1,507,157
Accounts payable and accrued expenses	169,945	147,342
Other liabilities	137,999	134,028
Total Liabilities	1,935,219	1,784,932

EQUITY
Stockholders’ Equity:
Common stock; $0.0001 par value; 70,000,000 shares authorized; 53,348,800 shares issued and outstanding at December 31, 2025 and 51,825,798 at December 31, 2024	5	5
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	3,946,792	3,673,393
Distributions in excess of earnings	(458,953)	(403,172)
Accumulated other comprehensive income	8,357	21,953
Total Stockholders’ Equity	3,496,201	3,292,179
Noncontrolling interest in joint ventures	387	365
Total Equity	3,496,588	3,292,544
TOTAL LIABILITIES AND EQUITY	$5,431,807	5,077,476

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$719,417	638,035	566,179
Other revenue	1,919	2,199	4,412
	721,336	640,234	570,591
EXPENSES
Expenses from real estate operations	192,243	174,212	154,030
Depreciation and amortization	216,732	189,411	171,078
General and administrative	23,960	20,619	16,757
Indirect leasing costs	839	785	582
	433,774	385,027	342,447

OTHER INCOME (EXPENSE)
Interest expense	(32,113)	(38,956)	(47,996)
Gain on sales of real estate investments	—	8,751	17,965
Other	2,009	2,805	2,435
NET INCOME	257,458	227,807	200,548
Net income attributable to noncontrolling interest in joint ventures	(56)	(56)	(57)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	257,402	227,751	200,491
Other comprehensive loss – Interest rate swaps	(13,596)	(2,935)	(11,483)
TOTAL COMPREHENSIVE INCOME	$243,806	224,816	189,008
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$4.88	4.67	4.43
Weighted average shares outstanding — Basic	52,723	48,803	45,224
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$4.87	4.66	4.42
Weighted average shares outstanding — Diluted	52,814	48,911	45,331

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares	Additional Paid-In Capital	Distributions In Excess Of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2022	$4	2,251,521	(334,898)	36,371	441	1,953,439
Net income	—	—	200,491	—	57	200,548
Net unrealized change in fair value of interest rate swaps	—	—	—	(11,483)	—	(11,483)
Common dividends declared – $5.04 per share	—	—	(232,066)	—	—	(232,066)
Stock-based compensation, net of forfeitures	—	11,777	—	—	—	11,777
Issuance of 4,094,896 shares of common stock, common stock offering, net of expenses	1	691,477	—	—	—	691,478
Withheld 31,254 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,836)	—	—	—	(4,836)
Withheld 184 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(32)	—	—	—	(32)
Net distributions to noncontrolling interest	—	—	—	—	(191)	(191)
BALANCE, DECEMBER 31, 2023	5	2,949,907	(366,473)	24,888	307	2,608,634
Net income	—	—	227,751	—	56	227,807
Net unrealized change in fair value of interest rate swaps	—	—	—	(2,935)	—	(2,935)
Common dividends declared – $5.34 per share	—	—	(264,450)	—	—	(264,450)
Stock-based compensation, net of forfeitures	—	12,493	—	—	—	12,493
Issuance of 4,071,536 shares of common stock, common stock offering, net of expenses	—	717,152	—	—	—	717,152
Withheld 33,381 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(6,125)	—	—	—	(6,125)
Withheld 192 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(34)	—	—	—	(34)
Contributions from noncontrolling interest	—	—	—	—	175	175
Net distributions to noncontrolling interest	—	—	—	—	(173)	(173)
BALANCE, DECEMBER 31, 2024	5	3,673,393	(403,172)	21,953	365	3,292,544
Net income	—	—	257,402	—	56	257,458
Net unrealized change in fair value of interest rate swaps	—	—	—	(13,596)	—	(13,596)
Common dividends declared – $5.90 per share	—	—	(313,183)	—	—	(313,183)
Stock-based compensation, net of forfeitures	—	13,683	—	—	—	13,683
Issuance of 1,482,198 shares of common stock, common stock offering, net of expenses	—	263,885	—	—	—	263,885
Withheld 24,745 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,133)	—	—	—	(4,133)
Withheld 205 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(36)	—	—	—	(36)
Contributions from noncontrolling interest	—	—	—	—	124	124
Net distributions to noncontrolling interest	—	—	—	—	(158)	(158)
BALANCE, DECEMBER 31, 2025	$5	3,946,792	(458,953)	8,357	387	3,496,588

See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
OPERATING ACTIVITIES
Net income	$257,458	227,807	200,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,732	189,411	171,078
Stock-based compensation expense	11,793	10,476	8,965
Gain on sales of real estate investments	—	(8,751)	(17,965)
Gain on sales of non-operating real estate	—	(362)	(446)
Gain on involuntary conversion and business interruption claims	(1,763)	(1,708)	(4,187)
Changes in operating assets and liabilities:
Accrued income and other assets	(18,565)	(13,410)	(15,415)
Accounts payable, accrued expenses and prepaid rent	12,795	11,130	(5,922)
Other	2,284	1,994	1,546
NET CASH PROVIDED BY OPERATING ACTIVITIES	480,734	416,587	338,202
INVESTING ACTIVITIES
Development and value-add properties	(321,934)	(245,033)	(388,213)
Purchases of real estate properties	(143,099)	(390,011)	(165,116)
Real estate improvements	(75,830)	(59,288)	(51,116)
Net proceeds from sales of real estate investments and non-operating real estate	3,371	17,659	41,539
Leasing commissions	(34,776)	(32,154)	(32,004)
Proceeds from involuntary conversion on real estate assets	3,099	2,450	5,029
Changes in accrued development costs	(5,066)	(17,170)	12,163
Changes in other assets and other liabilities	(2,046)	(795)	7,660
NET CASH USED IN INVESTING ACTIVITIES	(576,281)	(724,342)	(570,058)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	340,344	64,968	471,624
Repayments on unsecured bank credit facilities	(321,499)	(64,968)	(641,624)
Proceeds from unsecured debt	250,000	—	100,000
Repayments on unsecured debt	(145,000)	(170,000)	(115,000)
Repayments on secured debt	—	—	(1,970)
Debt issuance costs	(1,997)	(3,178)	(1,818)
Distributions paid to stockholders (not including dividends accrued)	(302,507)	(252,794)	(225,625)
Proceeds from common stock offerings	264,071	717,659	692,312
Common stock offering related costs	(186)	(507)	(834)
Other	(4,201)	(6,159)	(5,002)
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,025	285,021	272,063
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,522)	(22,734)	40,207
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,529	40,263	56
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,007	17,529	40,263
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $21,730, $19,823 and $16,235 for 2025, 2024 and 2023, respectively	$30,558	37,185	47,228
Cash paid for operating lease liabilities	3,576	2,406	2,042
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$—	21,836	2,379
SUPPLEMENTAL NON-CASH BALANCES AT END OF YEAR
Development costs payable	$15,919	16,388	29,487
Retainage payable	6,324	10,920	14,992
Real estate improvements and capitalized leasing costs payable	10,341	8,753	5,275
Dividends payable	84,725	74,049	62,393
See accompanying Notes to Consolidated Financial Statements.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 and 2023

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

As of December 31, 2025, 2024 and 2023, EastGroup had a 95% controlling interest in a joint venture arrangement owning 6.5 acres of land in San Diego, known by the Company as Miramar.

During the year ended December 31, 2023, a joint venture, in which EastGroup owns a 99.5% interest, acquired 29.3 acres of land in Denver, known by the Company as Arista 36 Business Park 1-3. As of December 31, 2025, 2024 and 2023, EastGroup continued to hold a controlling interest in this joint venture arrangement.

The equity method of accounting is used for the Company’s 50% undivided tenant-in-common interest in Industry Distribution Center 2.  All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)Income Taxes
EastGroup, a Maryland corporation, has qualified as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such.  To maintain its status as a REIT, the Company is required to, among other things, distribute at least 90% of its ordinary taxable income to its stockholders.  If the Company has a capital gain, it has the option of (i) deferring recognition of the capital gain through a tax-deferred exchange, (ii) declaring and paying a capital gain dividend on any recognized net capital gain resulting in no corporate level tax, or (iii) retaining and paying corporate income tax on its net long-term capital gain, with the shareholders reporting their proportional share of the undistributed long-term capital gain and receiving a credit or refund of their share of the tax paid by the Company.  The Company distributed all of its 2025, 2024 and 2023 taxable income to its stockholders.  Accordingly, no significant provisions for income taxes were necessary.  The Company’s income tax treatment of share distributions is based on its taxable income, calculated in accordance with the Internal Revenue Code, which differs from U.S. generally accepted accounting principles (“GAAP”). Even as a REIT, the Company may be subject to (1) certain state and local taxes on our income, property or net work, and (2) federal income and excise taxes on undistributed income, if any income remains undistributed.

EastGroup applies the principles of Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 740, Income Taxes, when evaluating and accounting for uncertainty in income taxes.  With few exceptions, the Company’s 2021 and earlier tax years are closed for examination by U.S. federal, state and local tax authorities.  In accordance with the provisions of ASC 740, the Company had no significant uncertain tax positions as of December 31, 2025 and 2024.

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

The Company’s primary source of revenue is rental income from business distribution space; as such, the Company is a lessor on a significant number of leases. The Company applies the principles of ASC 842, Leases. Initial indirect costs (primarily legal costs related to lease negotiations) are expensed rather than capitalized. EastGroup recorded Indirect leasing costs of $839,000, $785,000 and $582,000 on the Consolidated Statements of Income and Comprehensive Income during the years ended December 31, 2025, 2024 and 2023, respectively.

As permitted by ASC 842, Leases, EastGroup made an accounting policy election by class of underlying asset to not separate non-lease components (such as common area maintenance) of a contract from the lease component to which they relate when specific criteria are met. The Company believes its leases meet the criteria.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the components of Income from real estate operations for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)

Lease income — Operating leases	$543,729	477,647	424,063
Variable lease income (1)	175,688	160,388	142,116
Income from real estate operations	$719,417	638,035	566,179

(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

Future Minimum Rental Receipts Under Non-Cancelable Leases
The Company’s leases with its customers may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate. In calculating the disclosures presented below, the Company included the fixed, non-cancelable terms of the leases. The following schedule indicates approximate future minimum rental receipts under non-cancelable leases for real estate properties by year as of December 31, 2025:

Years Ending December 31,	Minimum Rental Receipts
(In thousands)
2026	$551,905
2027	485,183
2028	402,450
2029	317,097
2030	228,970
Thereafter	448,508
Total minimum receipts	$2,434,113

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of the asset.  During the years ended December 31, 2025, 2024 and 2023, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $176,180,000, $155,240,000 and $141,003,000 for 2025, 2024 and 2023, respectively.

(e)Development and Value-Add Properties
Development and value-add properties consists of properties in lease-up and under construction and prospective development (primarily land). Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use.  Properties meeting either of the following two conditions are considered value-add properties:  (i) Less than 75% leased as of the acquisition date (or will be less than 75% leased within one year of acquisition date based on near term lease roll), or (ii) 20% or greater of the cumulative gross cost of the property will be spent to redevelop the property. Properties qualifying under these conditions are included in Development and value-add properties in the quarter in which (i) they are acquired, if condition (i) above is met, or (ii) when construction to redevelop begins.

Costs associated with development (i.e., land, construction costs, interest expense, property taxes and other costs associated with development) are aggregated into the total capitalized costs of the property. Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development projects based on development activity.  As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant.  The Company transfers properties from Development and value-add properties to Real estate properties as follows: (i) for development properties, at the earlier of 90% occupancy or one year after completion of the shell construction, and (ii) for value-add properties, at the earlier of 90% occupancy or one year after acquisition, or completion of redevelopment, as applicable. Upon the earlier of 90% occupancy or one year after completion of the shell construction/value-add acquisition date, capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases and depreciation commences on the entire property (excluding the land).

(f)Real Estate Sold and Held for Sale
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year.  Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of December 31, 2025 or 2024.

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

The Company did not consider its sales in 2025, 2024 or 2023 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

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

(i)Amortization
Debt origination costs are deferred and amortized over the term of each loan using the effective interest method, and the amortization is included in Interest Expense. Amortization of debt issuance costs was $1,865,000, $1,914,000 and $1,943,000 for 2025, 2024 and 2023, respectively. Amortization of facility fees was $960,000, $1,012,000 and $1,005,000 for 2025, 2024 and 2023, respectively.

Leasing costs are deferred and amortized using the straight-line method over the term of the lease.  The related amortization expense is included in Depreciation and amortization. Leasing costs amortization expense was $28,026,000, $25,522,000 and $22,133,000 for 2025, 2024 and 2023, respectively.

Amortization expense for in-place lease intangibles is disclosed below in Real Estate Property Acquisitions and Acquired Intangibles.

(j)Real Estate Property Acquisitions and Acquired Intangibles
Upon acquisition of real estate properties, EastGroup applies the principles of ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2025, 2024 and 2023 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company has capitalized acquisition costs related to its 2025, 2024 and 2023 acquisitions.
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

The purchase price is also allocated among the following categories of intangible assets:  the above or below market component of in-place leases and the value of leases in-place at the time of the acquisition.  The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate reflecting the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current market rents over the remaining term of the lease. The amounts allocated to above and below market lease intangibles are included in Other assets, net and Other liabilities, respectively, on the Consolidated Balance Sheets and are amortized to rental income over the remaining terms of the respective leases. In-place lease intangibles are valued based upon management’s assessment of factors such as an estimate of forgone rents and avoided leasing costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  These intangible assets are included in Other assets, net on the Consolidated Balance Sheets and are amortized over the remaining term of the existing lease.

Net amortization of above and below market lease intangibles, which increased rental income by $6,261,000, $2,916,000 and $2,483,000 in 2025, 2024 and 2023, respectively, is included in Income from real estate operations.  Amortization expense for in-place lease intangibles, which was $12,526,000, $8,649,000 and $7,942,000 for 2025, 2024 and 2023, respectively, is included in Depreciation and amortization.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Projected amortization of lease intangibles for the next five years as of December 31, 2025 is as follows:

Years Ending December 31,	In-place lease intangibles	Below market lease intangibles
	(In thousands)
2026	$10,759	6,018
2027	7,826	4,698
2028	5,338	3,098
2029	4,313	2,788
2030	3,007	2,087
Thereafter	5,220	4,704
Total projected amortization of lease intangibles	$36,463	23,393

EastGroup acquired real estate properties during 2025, 2024 and 2023 as discussed in Note 2. The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the real estate property acquisitions during the years ended December 31, 2025, 2024 and 2023.

	Costs Incurred During the Years Ended December 31,
ACQUIRED ASSETS AND ASSUMED LIABILITIES	2025	2024	2023
	(In thousands)
Land	$31,590	41,815	44,676
Buildings and building improvements	101,505	312,911	111,082
Tenant and other improvements	6,800	27,049	4,346
Right of use assets — Ground leases (operating)	—	21,836	—
Total real estate properties acquired	139,895	403,611	160,104
In-place lease intangibles (1)	10,331	27,102	7,242
Above market lease intangibles (1)	207	121	—
Below market lease intangibles (2)	(7,334)	(18,987)	(2,230)
Operating lease liabilities — Ground leases (3)	—	(21,836)	—
Total assets acquired, net of liabilities assumed	$143,099	390,011	165,116
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

The leases in the properties acquired during 2025, 2024 and 2023 had a weighted average remaining lease term at acquisition of approximately 9.2 years, 5.3 years and 6.4 years, respectively.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill and other intangibles existed during the years ended December 31, 2025, 2024 and 2023.

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

The Company accrues dividends on unvested restricted shares and holds the certificates for the shares. Employees may vote the shares once performance based or market based conditions are met.  Share certificates and dividends are delivered to the employee as the shares vest. Forfeitures of awards and accrued dividends are recognized as they occur.

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

(m) Earnings per Share
The Company applies ASC 260, Earnings Per Share, which requires companies to present basic and diluted earnings per share (“EPS”).  Basic EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period.  The Company’s basic EPS is calculated by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. Outstanding forward equity sale agreements are potentially dilutive securities excluded from the basic EPS calculation until the agreements are settled, through the issuance of shares and receipt of proceeds. Although unvested restricted shares are classified as issued and outstanding, they are considered forfeitable until the restrictions lapse and are not included in the basic EPS calculation until the shares vest.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adoption permitted. Amendments should be applied either (i) prospectively to financial statements issued for reporting periods after the effective date, or (ii) retrospectively to all prior periods presented in the financial statements. EastGroup does not expect the adoption to have a material impact on its financial condition, results of operations or disclosures.

In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The guidance makes targeted amendments to the hedge accounting model to better align accounting results with an entity’s risk management activities. The amendments affect, among other areas, (i) the assessment of similar risk exposure for groups of forecasted transactions in cash flow hedges, (ii) cash flow hedges of forecasted interest payments on “choose‑your‑rate” debt instruments, (iii) cash flow hedges of nonfinancial forecasted transactions, (iv) the use of certain options as hedging instruments, and (v) certain dual‑hedge strategies involving foreign‑currency‑denominated debt. ASU 2025‑09 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments are required to be applied prospectively, with certain transition provisions available for existing hedging relationships. The Company does not expect the adoption to have a material impact on its consolidated financial position or results of operations; however, the guidance may affect the Company’s hedge documentation, hedge effectiveness assessments, and related disclosures.

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

(2)REAL ESTATE PROPERTIES AND DEVELOPMENT AND VALUE-ADD PROPERTIES

The Company’s Real estate properties and Development and value-add properties at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(In thousands)
Real estate properties:
Land	$951,787	888,140
Buildings and building improvements	4,173,416	3,815,850
Tenant and other improvements	829,609	761,061
Right of use assets — Ground leases (operating) (1)	34,976	38,393
Development and value-add properties (2)	710,200	674,472
	6,699,988	6,177,916
Accumulated depreciation	(1,583,532)	(1,415,576)
	$5,116,456	4,762,340

(1)See Ground Leases discussion below for information regarding the Company’s right of use assets for ground leases.
(2)Value-add properties are defined in Note 1(e).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of real estate properties acquired for the years ended December 31, 2025, 2024 and 2023 follows:

REAL ESTATE PROPERTIES ACQUIRED	Location	Size (unaudited)	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
2025
OPERATING PROPERTIES ACQUIRED
LifeScience Logistics Center	Raleigh, NC	251,000	07/08/2025	$47,150
Lumley Logistics Center	Raleigh, NC	67,000	07/15/2025	14,174
McKinney Airport Trade Center	Dallas, TX	320,000	09/19/2025	60,641
EastGroup Point at Cheyenne	Las Vegas, NV	101,000	12/09/2025	21,134
Total 2025 operating property acquisitions (2)		739,000		$143,099
2024
OPERATING PROPERTIES ACQUIRED
Spanish Ridge Industrial Park	Las Vegas, NV	231,000	01/23/2024	$54,859
147 Exchange	Raleigh, NC	274,000	05/03/2024	52,945
Hays Commerce Center 3 & 4	Austin, TX	179,000	08/19/2024	35,781
Riverpoint Industrial Park	Atlanta, GA	779,000	11/12/2024	87,576
DFW Global Logistics Centre 5-8 (3)	Dallas, TX	492,000	11/21/2024	75,852
Akimel Gateway (3)	Phoenix, AZ	519,000	12/26/2024	82,998
Total 2024 operating property acquisitions (2)		2,474,000		$390,011
2023
OPERATING PROPERTIES ACQUIRED
Craig Corporate Center	Las Vegas, NV	156,000	04/18/2023	$34,365
Blue Diamond Business Park	Las Vegas, NV	254,000	09/05/2023	52,973
McKinney Logistics Center	Dallas, TX	193,000	10/02/2023	25,739
Park at Myatt	Nashville, TN	171,000	11/03/2023	30,793
Pelzer Point Commerce Center 1	Greenville, SC	213,000	12/21/2023	21,246
Total 2023 operating property acquisitions (2)		987,000		$165,116
(1)Cost is calculated in accordance with FASB ASC 805, Business Combinations, and represents the sum of the purchase price, closing costs and capitalized acquisition costs.
(2)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets. Excludes acquired development land as detailed below.
(3)This operating property is located on land subject to a ground lease. See Ground Leases discussion below for information regarding the Company’s right of use assets for ground leases.

Also during 2025, EastGroup purchased 300.4 acres of development land in four markets for $118,584,000. During 2024, EastGroup purchased 61.1 acres of development land in two markets for $13,762,000. During 2023, EastGroup purchased 328.3 acres of development land in seven markets for $70,664,000.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of Real Estate
A summary of operating properties sold during the years ended December 31, 2025, 2024 and 2023 follows:

REAL ESTATE PROPERTIES SOLD	Location	Size (unaudited)	Date Sold	Net Sales Price	Basis	Recognized Gain
		(Square feet)		(In thousands)
2025
Laura Alice Business Center	San Francisco, CA	12,000	06/02/2025	$3,371	3,371	—
2024
Interchange Business Park and Metro Airport Commerce Center	Jackson, MS	159,000	03/05/2024	$13,614	4,863	8,751
2023
World Houston 23	Houston, TX	125,000	03/31/2023	$9,327	4,518	4,809
Ettie Business Center	San Francisco, CA	29,000	11/20/2023	11,638	8,845	2,793
Los Angeles Corporate Center	Los Angeles, CA	77,000	12/29/2023	16,006	5,643	10,363
Total for 2023		231,000		$36,971	19,006	17,965

The table above includes sales of operating properties. The Company did not sell any land during the year ended December 31, 2025. During the year ended December 31, 2024, the Company also sold 5.4 acres of land in two markets for $4,261,000 and recognized gains on the sales of $362,000. During the year ended December 31, 2023, the Company also sold 11.9 acres of land in two markets for $4,750,000 and recognized gains on the sales of $446,000. The gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income.

Development and Value-Add Properties
As of December 31, 2025, the Company’s development and value-add program consisted of projects in lease-up, under construction and prospective development (primarily land), as detailed in the table below.  Costs incurred include capitalization of interest costs during the period of construction.  The interest costs capitalized on development projects were $21,730,000 for 2025, $19,823,000 for 2024 and $16,235,000 for 2023. In addition, EastGroup capitalized internal development costs of $7,451,000 during 2025, compared to $8,181,000 during 2024 and $10,472,000 in 2023.

Total capital invested for development and value-add properties during 2025 was $321,934,000, which primarily consisted of improvement costs of $196,225,000 on development and value-add properties, $118,584,000 for new land investments, and costs of $7,125,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add projects subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs).

A summary of the Company’s Development and Value-Add Properties for the year ended December 31, 2025 follows:

	Actual or Estimated Building Size (unaudited)	Cumulative Costs Incurred as of 12/31/2025	Projected Total Costs (1) (unaudited)
	(Square feet)	(In thousands)
Lease-up	1,935,000	$230,578	$266,300
Under construction	1,538,000	108,005	233,600
Total lease-up and under construction	3,473,000	338,583	$499,900
Prospective development (primarily land)	11,798,000	371,617
Total Development and value-add properties as of December 31, 2025	15,271,000	$710,200

Total Development and value-add properties transferred to Real estate properties during the year ended December 31, 2025	2,109,000	$279,082	(2)
(1)Included in these costs are development obligations of $94,201,000 and tenant improvement obligations of $9,552,000 on properties under development.
(2)Represents cumulative costs at the date of transfer.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ground Leases
EastGroup applies ASC 842, Leases, for its ground leases, which are classified as operating leases. The right of use assets for ground leases are included in Real estate properties on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the Company had operating properties subject to ground leases in Florida, Texas and Arizona. As of December 31, 2025 and 2024, the unamortized balances of the Company’s right of use assets for its ground leases were $34,976,000 and $38,393,000, respectively. In 2024, EastGroup assumed ground leases in connection with the acquisitions of DFW Global Logistics Centre 5-8 in Dallas and Akimel Gateway in Phoenix, along with right of use assets and lease liabilities of $10,795,000 and $11,041,000, respectively. In 2025, the Company did not assume any ground leases in connection with acquisitions.

The ground leases have terms of 40 to 65 years and renewal options of 15 to 35 years, except for one lease in Arizona which is automatically and perpetually renewed annually.  With the renewal options included, expiration dates range from August 2051 to December 2085. The Company has included renewal options in the lease terms for calculating the ground lease assets and liabilities as the Company is reasonably certain it will exercise these options. Total ground lease expenditures for the years ended December 31, 2025, 2024 and 2023 were $4,020,000, $1,936,000 and $1,758,000, respectively.  Payments are subject to increases at 3 to 10 year intervals based upon the agreed or appraised fair market value of the leased premises on the adjustment date or the Consumer Price Index percentage increase since the base rent date.  These future changes in payments will be considered variable payments and will not impact the lease classification assessment of the ground lease unless there is a significant event that triggers reassessment, such as amendment with a change in the terms of the lease. The weighted-average remaining lease terms for the Company's ground leases were 46 years and 47 years as of December 31, 2025 and 2024, respectively.

The following schedule indicates approximate future minimum ground lease payments, including renewal periods, for these properties by year as of December 31, 2025:

Years Ending December 31,	(In thousands)
2026	$2,951
2027	2,968
2028	3,040
2029	3,101
2030	3,148
Thereafter	149,219
Total minimum payments	164,427
Imputed interest (1)	(127,355)
Total ground lease liabilities	$37,072

(1)As the Company’s leases do not provide an implicit rate, in order to calculate the present value of the remaining ground lease payments, the Company used its incremental borrowing rate, adjusted for a number of factors, including the long-term nature of the ground leases and the Company’s estimated borrowing costs, to determine the imputed interest for its ground leases. The weighted-average discount rate for the Company's ground leases was 6.82% as of December 31, 2025 and 2024.

(3)UNCONSOLIDATED INVESTMENT

The Company owns a 50% undivided tenant-in-common interest in Industry Distribution Center 2, a 309,000 square foot warehouse distribution building in the City of Industry (Los Angeles), California.  The building was constructed in 1998 and is 100% leased through December 2026 to a single tenant who owns the other 50% interest in the property.  This investment is accounted for under the equity method of accounting and had a carrying value of $7,007,000 at December 31, 2025, and $7,448,000 at December 31, 2024.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)OTHER ASSETS

A summary of the Company’s Other assets, net follows:

	December 31,
	2025	2024
	(In thousands)
Leasing costs (principally commissions)	$191,527	173,582
Accumulated amortization of leasing costs	(73,553)	(63,179)
Leasing costs (principally commissions), net of accumulated amortization	117,974	110,403

Acquired in-place lease intangibles	64,619	59,101
Accumulated amortization of acquired in-place lease intangibles	(28,156)	(20,443)
Acquired in-place lease intangibles, net of accumulated amortization	36,463	38,658

Acquired above market lease intangibles	674	564
Accumulated amortization of acquired above market lease intangibles	(376)	(376)
Acquired above market lease intangibles, net of accumulated amortization	298	188

Straight-line rents receivable	100,949	83,722
Accounts receivable	11,875	10,033
Interest rate swap assets	10,500	21,953
Right of use assets — Office leases (operating)	1,666	2,228
Goodwill	990	990
Escrow deposits and prepaid costs for pending transactions	2,644	3,336
Prepaid insurance	5,728	6,469
Receivable for insurance proceeds	4,656	3,863
Prepaid expenses and other assets	13,594	8,316
Total Other assets, net	$307,337	290,159

(5)UNSECURED BANK CREDIT FACILITIES

The Company’s borrowings on unsecured bank credit facilities are detailed below:

	December 31,
	2025	2024
	(In thousands)
Unsecured bank credit facilities — Variable rate, carrying amount	$18,845	—
Unamortized debt issuance costs	(2,596)	(3,595)
Unsecured bank credit facilities, net of debt issuance costs	$16,249	(3,595)

On June 13, 2024, EastGroup entered into amended and restated credit agreements related to its $625,000,000 and $50,000,000 unsecured bank credit facilities, to extend the maturity dates from July 30, 2025 to July 31, 2028. Also on November 19, 2025, the Company entered into amended and restated credit agreements related to both unsecured bank credit facilities, to remove the SOFR adjustment, decreasing the credit spread for both facilities by 10 basis points. There were no other material changes to the credit facilities, which are outlined below.

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company’s election) and an additional

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of December 31, 2025, was Term Secured Overnight Financing Rate (“SOFR”) plus 73.5 basis points with an annual facility fee of 14 basis points. As of December 31, 2025, the Company had no outstanding balance on this unsecured bank credit facility and an interest rate of 4.451%. The Company has one standby letter of credit totaling $2,588,000 pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of December 31, 2025, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of December 31, 2025, the interest rate was 4.545% with $18,845,000 of variable rate borrowings.

For both facilities, the margin and facility fee are subject to changes in the Company’s credit ratings. In May 2025, Moody's Ratings affirmed EastGroup's issuer rating of Baa2 and changed its rating outlook from stable to positive. Given the strength of the Company’s key credit metrics, initial pricing for the credit facilities is based on the BBB+/Baa1 credit ratings level. This favorable pricing level will be retained provided that the Company’s consolidated leverage ratio, as defined in the applicable agreements, remains less than 32.5%.

The $625,000,000 facility also includes a sustainability-linked pricing component, pursuant to which the applicable interest rate margin is adjusted if the Company meets a certain sustainability performance target. This sustainability metric is evaluated annually, allowing the interest rate to be adjusted in the following year.  The margin on the facility can be decreased or increased by up to four basis points and the facility fee can be decreased or increased by up to one basis point.

Average unsecured bank credit facilities borrowings were $26,822,000 in 2025, $1,776,000 in 2024 and $49,384,000 in 2023, with weighted average interest rates (excluding amortization of facility fees and debt issuance costs) of 4.90% in 2025, 6.25% in 2024 and 5.68% in 2023.  Amortization of facility fees was $960,000, $1,012,000 and $1,005,000 for 2025, 2024 and 2023, respectively.  Amortization of debt issuance costs for the Company’s unsecured bank credit facilities was $1,058,000, $1,036,000 and $1,003,000 for 2025, 2024 and 2023, respectively.

The Company’s unsecured bank credit facilities have certain restrictive covenants, such as maintaining minimum debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2025 and 2024.

(6)UNSECURED DEBT

The Company’s unsecured debt is detailed below:

	December 31,
	2025	2024
	(In thousands)
Unsecured debt —Fixed rate, carrying amount (1)	$1,615,000	1,510,000
Unamortized debt issuance costs	(3,974)	(2,843)
Unsecured debt, net of debt issuance costs	$1,611,026	1,507,157

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the carrying amount of Unsecured debt follows:

				Balance at December 31,
	Margin	Interest Rate	Maturity Date	2025	2024
				(In thousands)
$50 Million Unsecured Term Loan (1)	1.10%	1.58%	03/18/2025	$—	50,000
$20 Million Senior Unsecured Notes	Not applicable	3.80%	08/28/2025	—	20,000
$25 Million Senior Unsecured Notes	Not applicable	3.97%	10/01/2025	—	25,000
$50 Million Senior Unsecured Notes	Not applicable	3.99%	10/07/2025	—	50,000
$100 Million Unsecured Term Loan (1) (2)	0.84%	1.98%	10/10/2026	100,000	100,000
$40 Million Senior Unsecured Notes	Not applicable	3.75%	12/15/2026	40,000	40,000
$100 Million Unsecured Term Loan (1) (2)	0.85%	1.70%	03/25/2027	100,000	100,000
$75 Million Unsecured Term Loan (1) (2)	0.84%	3.89%	08/31/2027	75,000	75,000
$60 Million Senior Unsecured Notes	Not applicable	3.93%	04/10/2028	60,000	60,000
$100 Million Unsecured Term Loan (1) (2)	0.85%	2.51%	09/29/2028	100,000	100,000
$80 Million Senior Unsecured Notes	Not applicable	4.27%	03/28/2029	80,000	80,000
$75 Million Senior Unsecured Notes	Not applicable	3.47%	08/19/2029	75,000	75,000
$100 Million Unsecured Term Loan (1) (2) (3)	0.95%	4.87%	01/13/2030	100,000	100,000
$100 Million Unsecured Term Loan (1)	0.85%	4.11%	04/30/2030	100,000	—
$100 Million Senior Unsecured Notes	Not applicable	2.61%	10/14/2030	100,000	100,000
$150 Million Unsecured Term Loan (1)	0.85%	4.15%	03/14/2031	150,000	—
$125 Million Senior Unsecured Notes	Not applicable	2.74%	06/10/2031	125,000	125,000
$35 Million Senior Unsecured Notes	Not applicable	3.54%	08/15/2031	35,000	35,000
$150 Million Senior Unsecured Notes	Not applicable	3.03%	04/20/2032	150,000	150,000
$75 Million Senior Unsecured Notes	Not applicable	2.71%	10/14/2032	75,000	75,000
$75 Million Senior Unsecured Notes	Not applicable	4.90%	10/12/2033	75,000	75,000
$75 Million Senior Unsecured Notes	Not applicable	4.95%	10/12/2034	75,000	75,000
				$1,615,000	1,510,000

(1)The interest rates on these unsecured term loans are comprised of either Term or Daily SOFR plus a margin which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into interest rate swap agreements (further described in Note 12) to convert the loans’ Term or Daily SOFR rates to effectively fixed interest rates. The interest rates in the table above are the effectively fixed interest rates for the loans, including the effects of the interest rate swaps, as of December 31, 2025.
(2)These term loans were refinanced effective November 19, 2025 to remove the SOFR adjustment, decreasing the credit spread by 10 basis points, which is reflected in the margins and effectively fixed rate noted above.
(3)This term loan was refinanced effective January 9, 2025. It now carries a maturity date of January 13, 2028, with two one-year extension options available at the Company's election, which extends the maturity to January 13, 2030. Further detail is provided below.

In January 2025, EastGroup refinanced a $100,000,000 senior unsecured term loan, reducing the credit spread by 30 basis points to a total effectively fixed interest rate of 4.97%. The loan, which previously had five years remaining, was modified to a three year maturity with two one-year extension options, at the Company's election.

In March 2025, EastGroup repaid a $50,000,000 senior unsecured term loan at maturity with an effectively fixed interest rate of 1.58%.

In August 2025, EastGroup repaid senior unsecured notes at maturity. The notes had a principal balance of $20,000,000 and a fixed interest rate of 3.80%.

In October 2025, the Company repaid two maturing senior unsecured notes totaling $75,000,000. Senior unsecured notes with a principal balance of $25,000,000 had a fixed interest rate of 3.97%. The other senior unsecured notes with a principal balance of $50,000,000 had a fixed interest rate of 3.99%. Both payments were made at maturity.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2025, the Company entered into a term loan agreement, separated into two tranches. One tranche provides a $100,000,000 term loan with a term of approximately 4.5 years and an effectively fixed interest rate of 4.11% with interest-only payments. The second tranche provides a $150,000,000 term loan with a term of approximately 5.5 years and an effectively fixed interest rate of 4.15% with interest-only payments. At the Company's option, the term loans bear interest at an annual rate of the Daily Simple SOFR (as defined in the term loan agreement) plus an applicable margin (0.85% as of December 31, 2025) based on the Company’s senior unsecured long-term debt rating. The Company also entered into interest rate swap agreements to convert the loans' SOFR rate component to a fixed interest rate for the entire terms of the loans, providing effectively fixed interest rates for each loan.

During the year ended December 31, 2024, EastGroup repaid a $50,000,000 senior unsecured term loan at maturity with an effectively fixed interest rate of 4.08%. The Company also made principal repayments at maturity of $120,000,000 on its senior unsecured notes with a weighted average fixed interest rate of 3.47%. The Company did not enter into or refinance any unsecured debt agreements during the year ended December 31, 2024.

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

The Company’s unsecured debt instruments have certain restrictive covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and the Company was in compliance with all of its financial debt covenants at December 31, 2025 and 2024.

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt (primarily unsecured), and/or proceeds from the issuance of equity instruments.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of December 31, 2025 are as follows:

MATURITY DATES	Principal Payments Maturing
(In thousands)
2026	$140,000
2027	175,000
2028	160,000
2029	155,000
2030	300,000
Thereafter	685,000
Total unsecured debt, before amortization of debt issuance costs	$1,615,000

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of the Company’s Accounts payable and accrued expenses follows:

	December 31,
	2025	2024
	(In thousands)
Property taxes payable	$14,707	11,528
Development costs payable	15,919	16,388
Retainage payable	6,324	10,920
Real estate improvements and capitalized leasing costs payable	10,341	8,753
Interest payable	8,041	8,351
Dividends payable	84,725	74,049
Book overdraft (1)	9,052	—
Incentive compensation payable	8,614	6,726
Other payables and accrued expenses	12,222	10,627
Total Accounts payable and accrued expenses	$169,945	147,342

(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in the Company’s Unsecured bank credit facilities. See Note 1(q).

(8)OTHER LIABILITIES

A summary of the Company’s Other liabilities follows:

	December 31,
	2025	2024
	(In thousands)
Security deposits	$48,200	43,506
Prepaid rent and other deferred income	24,894	24,813
Operating lease liabilities — Ground leases	37,072	39,387
Operating lease liabilities — Office leases	1,688	2,269

Acquired below-market lease intangibles	34,764	29,198
Accumulated amortization of acquired below-market lease intangibles	(11,371)	(6,781)
Acquired below-market lease intangibles, net of accumulated amortization	23,393	22,417

Interest rate swap liabilities	2,143	—
Other liabilities	609	1,636
Total Other liabilities	$137,999	134,028

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)COMMON STOCK ACTIVITY

The following table presents the common stock activity for the three years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
	(Common stock, in shares)
Shares outstanding at beginning of year	51,825,798	47,700,432	43,575,539
Common stock offerings	1,482,198	4,071,536	4,094,896
Incentive restricted stock granted	60,220	84,308	57,741
Incentive restricted stock forfeited	—	(2,545)	(1,015)
Director restricted stock granted	4,884	5,040	4,134
Employee common stock awarded	650	600	575
Stock withheld for tax obligations	(24,950)	(33,573)	(31,438)
Shares outstanding at end of year	53,348,800	51,825,798	47,700,432

On December 5, 2025, we established an ATM program pursuant to which we are able to sell, from time to time, shares of our common stock having an aggregate gross sales price of up to $1,000,000,000 (the “Current ATM Program”). The Current ATM Program replaces our previous $1,000,000,000 ATM program (the “Prior ATM Program”), which was established on October 25, 2024, under which we had sold shares of our common stock having an aggregate gross sales price of $479,899,000 through December 5, 2025. In addition, we previously established a $750,000,000 ATM program on October 25, 2023, under which we had sold shares of our common stock having an aggregate gross sales price of $746,153,000 through October 25, 2024.

Direct Common Stock Issuance Activity
The following table presents the Company’s common stock issuance activity sold directly through sales agents pursuant to the Company's ATM programs during the years ended December 31, 2025, 2024 and 2023:

Years Ended December 31,	Common Stock Issued (1)	Weighted Average Price	Gross Proceeds	Net Proceeds
	(In shares)	(Per share)	(In thousands)
2025	33,120	$183.15	$6,066	$6,005
2024	1,373,459	174.30	239,390	236,996
2023	4,094,896	170.77	699,304	692,312
(1)Excludes shares of common stock sold on a forward basis as described in the following paragraph.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s forward equity offering activity during the years ended December 31, 2025, 2024 and 2023:

	Common Stock	Weighted Average Price	Gross Proceeds
	(In shares)	(Per share)	(In thousands)
Forward Sale Agreements Outstanding at December 31, 2022	—	N/A	$—

New forward sale agreements (1)	406,041	$183.92	74,679
Forward sale agreements settled — Shares issued and proceeds received	—	N/A	—
Forward Sale Agreements Outstanding at December 31, 2023	406,041	183.92	74,679

New forward sale agreements (1)	2,677,289	178.32	477,420
Forward sale agreements settled — Shares issued and proceeds received (2)	(2,698,077)	179.63	(484,653)
Forward Sale Agreements Outstanding at December 31, 2024	385,253	175.07	67,446

New forward sale agreements (1)	1,063,825	181.89	193,498
Forward sale agreements settled — Shares issued and proceeds received (3)	(1,449,078)	180.08	(260,944)
Forward Sale Agreements Outstanding at December 31, 2025	—	N/A	$—
(1)The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward sale agreements.
(2)EastGroup settled outstanding forward equity sale agreements by issuing 2,698,077 shares of common stock in exchange for net proceeds of approximately $480,663,000.
(3)EastGroup settled outstanding forward equity sale agreements by issuing 1,449,078 shares of common stock in exchange for net proceeds of approximately $258,066,000.

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

There were 1,330,959, 1,396,713 and 1,484,116 shares available for grant under the 2023 Equity Plan as of December 31, 2025, 2024 and 2023, respectively. Typically, the Company issues new shares to fulfill stock grants.
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to bright-line tests that compare the Company’s total shareholder return to the member companies of the Nareit Equity Index and the Nareit industrial index.

The following table summarizes the assumptions used in the Monte Carlo simulation pricing model used to determine the grant date fair value of the multi-year market conditions component of the long-term compensation awards for 2025, 2024 and 2023:

	2025 Award	2024 Award	2023 Award

Valuation date	2/27/2025	2/26/2024	3/2/2023
Risk-free interest rate	4.21%	4.65%	4.68%
Expected share price volatility for the Company	22.08%	22.85%	31.01%
Expected share price volatility for peer group companies —Low end of range	22.74%	20.46%	27.31%
Expected share price volatility for peer group companies —High end of range	62.28%	62.79%	51.26%
Expected dividend yield	3.11%	2.84%	3.02%
Number of simulation paths	1,000,000	1,000,000	1,000,000
Grant date fair value (in thousands)	$6,903	4,442	4,885

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

The following table presents the total shareholder return component of the long-term compensation awards for the four years ended December 31, 2025:

	2025 Award	2024 Award	2023 Award	2022 Award

Grant date	2/27/2025	2/26/2024	3/2/2023	3/3/2022
Performance period	1/1/25 - 12/31/27	1/1/24 - 12/31/26	1/1/23 - 12/31/25	1/1/22 - 12/31/24
Range of earnable shares — Low end of range	—	—	—	—
Range of earnable shares — High end of range	52,501	39,364	44,725	27,212
Shares determined	N/A (1)	N/A (1)	N/A (1)	13,606
(1)The market conditions for this award have not yet been satisfied and the number of shares have not yet been determined.

The long term awards subject only to continuing employment are expensed on a straight-line basis over the requisite service period (25% vests in each of the following four years). The following table presents the service only component of the long-term compensation awards for the four years ended December 31, 2025:

	2025 Award	2024 Award	2023 Award	2022 Award

Grant date	2/27/2025	2/26/2024	3/2/2023	3/3/2022
Shares granted	11,250	8,436	9,583	5,830
Grant date share price	$179.99	179.17	165.83	193.54

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company performance measures component of the annual equity compensation awards for the three years ended December 31, 2025:

	2025 Award	2024 Award	2023 Award

Grant date	2/27/2025	2/26/2024	3/2/2023
Performance period	1/1/25 - 12/31/25	1/1/24 - 12/31/24	1/1/23 - 12/31/23
Range of earnable shares — Low end of range	—	—	—
Range of earnable shares — High end of range	14,784	18,548	21,438
Shares determined	N/A (1)	16,444	21,438
Grant date share price	$179.99	179.17	165.83
(1)The performance conditions for this award have not yet been satisfied and the number of shares have not yet been determined.

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

The following table presents the individual performance goals component of the annual equity compensation awards for the three years ended December 31, 2025:

	2025 Award	2024 Award	2023 Award

Grant date	N/A (1)	2/12/2025	2/14/2024
Performance period	1/1/25 - 12/31/25	1/1/24 - 12/31/24	1/1/23 - 12/31/23
Range of earnable shares — Low end of range	—	—	—
Range of earnable shares — High end of range	4,501	5,652	5,358
Shares determined	N/A (1)	4,670	4,814
Grant date share price	N/A (1)	$178.86	183.46
(1)For this award, the performance conditions and grant date criteria under ASC 718, Compensation - Stock Compensation, have not yet been satisfied and the date of grant and resulting number of shares have not yet been determined.

Equity compensation is also awarded to the Company’s non-executive officers, which are subject to service only conditions and expensed on a straight-line basis over the requisite service period (20% vests in each of the following five years). The total compensation expense is based upon the fair market value of the shares on the grant date. The following table presents the compensation awards to non-executive officers for the three years ended December 31, 2025:

	2025 Award	2024 Award	2023 Award

Grant date	8/25/2025	8/5/2024	6/20/2023
Shares granted	14,250	12,150	11,325
Grant date share price	$168.36	179.35	172.70

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

Stock-based compensation cost for employees was $12,864,000, $11,729,000 and $11,013,000 for 2025, 2024 and 2023, respectively, of which $1,890,000, $2,017,000 and $2,812,000 were capitalized as part of the Company’s development costs for the respective years. As of December 31, 2025, there was $4,888,000 of unrecognized compensation cost related to unvested restricted stock compensation for employees and directors that is expected to be recognized over a weighted average period of 1.5 years.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the restricted period for granted and unvested awards, dividends are accrued based upon the number of shares expected to be awarded; accrued dividends are paid upon vesting of the awards.  As of December 31, 2025, 2024 and 2023, accrued dividends on unvested restricted stock were $2,173,000, $1,617,000 and $1,921,000, respectively. Of the shares that vested in 2025, 2024 and 2023, 24,745 shares, 33,381 shares and 31,254 shares, respectively, were withheld by the Company to satisfy the tax obligations for those employees who elected this option as permitted under the applicable equity plan.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to employees with the related weighted average grant date fair value share prices for 2025, 2024 and 2023. As of the grant dates, the aggregate fair value of shares that were granted during 2025, 2024 and 2023 was $11,117,000, $11,270,000 and $8,562,000, respectively. As of the vesting dates, the aggregate fair value of shares that vested during 2025, 2024 and 2023 was $9,977,000, $14,324,000 and $11,304,000, respectively.

RESTRICTED STOCK ACTIVITY	Years Ended December 31,
	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	84,069	$160.72	80,282	$153.43	96,708	$131.79
Granted (1) (2)	60,220	184.61	84,308	133.68	57,741	148.28
Forfeited	—	—	(2,545)	156.45	(1,015)	144.79
Vested	(59,819)	163.92	(77,976)	124.12	(73,152)	120.87
Unvested at end of year	84,470	175.49	84,069	160.72	80,282	153.43

(1)Includes restricted shares granted during the year without performance or market conditions. Also includes restricted shares granted in previous years, for long-term and annual equity compensation awards for the Company's executive officers, for which performance based or market based conditions have been satisfied and the resulting number of shares have been determined during the year.
(2)Does not include restricted shares subject to open performance periods. For the long-term equity compensation awards established in 2023 and 2024 and the long-term and annual equity compensation awards established in 2025, the number of shares depend on satisfaction of performance based or market based conditions, and the number of shares to be earned could range from zero to 155,875.

Following is a vesting schedule of the total unvested shares for employees as of December 31, 2025:

Unvested Shares Vesting Schedule	Number of Shares
2026	38,566
2027	23,089
2028	11,984
2029	7,981
2030	2,850
Total Unvested Shares	84,470

Directors Equity Awards
The Board of Directors has adopted a policy under the 2023 Equity Plan pursuant to which awards will be made to non-employee Directors. The current policy provides that the Company shall automatically award an annual restricted share award to each non-employee Director who has been elected or re-elected as a member of the Board of Directors at the Annual Meeting. The number of shares shall be equal to $135,000 divided by the fair market value of a share on the date of such election. If a non-employee Director is elected or appointed to the Board of Directors other than at an Annual Meeting of the Company, the annual restricted share award shall be pro-rated. The restricted shares vest in full on the earlier of the one-year anniversary of the date of grant or the next annual meeting of shareholders following the date of grant, subject to the non-employee director’s continued service on the Board through such vesting date, subject to certain exceptions. The shares are expensed on a straight-line basis over the service period. The policy also provides that each new non-employee Director appointed or elected will receive an automatic award of restricted shares of Common Stock on the effective date of election or appointment equal to $25,000 divided by the fair market value of the Company’s Common Stock on such date. These restricted shares will vest 25% per year over a four-year period upon the performance of future service as a Director, subject to certain exceptions. The shares are expensed on a straight-line basis over the service period.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Directors were granted 4,884, 5,040 and 4,134 shares of common stock as annual restricted share awards during 2025, 2024 and 2023, respectively.

Stock-based compensation expense for directors was $819,000, $764,000 and $764,000 for 2025, 2024 and 2023, respectively.

Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to directors with the related weighted average grant date fair value share prices for 2025, 2024 and 2023. As of the grant dates, the aggregate fair value of shares that were granted during 2025, 2024 and 2023 was $811,000, $811,000 and $661,000, respectively. As of the vesting dates, the fair value of shares that vested during 2025, 2024 and 2023 was $842,000, $680,000 and $904,000, respectively.

Restricted Stock Activity:	Years Ended December 31,
	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	5,104	$161.33	4,282	$160.15	5,800	$158.31
Granted	4,884	165.99	5,040	160.87	4,134	159.79
Forfeited	—	—	—	—	—	—
Vested	(5,072)	161.10	(4,218)	159.58	(5,652)	158.00
Unvested at end of year	4,916	166.20	5,104	161.33	4,282	160.15

(11)COMPREHENSIVE INCOME

Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income.  The components of Accumulated other comprehensive income for 2025, 2024 and 2023 are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below.  See Note 12 for information regarding the Company’s interest rate swaps.

	Years Ended December 31,
	2025	2024	2023
ACCUMULATED OTHER COMPREHENSIVE INCOME:	(In thousands)
Balance at beginning of year	$21,953	24,888	36,371
Other comprehensive loss — Interest rate swaps	(13,596)	(2,935)	(11,483)
Balance at end of year	$8,357	21,953	24,888

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, EastGroup had nine interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term or Daily SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive loss and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $5,888,000 will be reclassified from Other comprehensive loss as a decrease in Interest expense over the next twelve months.

The Company’s valuation methodology for over-the-counter (“OTC”) derivatives is to discount cash flows based on SOFR market data. Uncollateralized or partially-collateralized trades include appropriate economic adjustments for funding costs and credit risk. The Company calculates its derivative valuations using mid-market prices.

As of December 31, 2025 and 2024, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

NOTIONAL VALUE OF INTEREST RATE DERIVATIVES	December 31, 2025	December 31, 2024
	(In thousands)
Interest Rate Swap	$100,000	100,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	—	50,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	75,000	75,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	50,000	—
Interest Rate Swap	50,000	—
Interest Rate Swap	100,000	—
Interest Rate Swap	50,000	—

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2025 and 2024. See Note 16 for additional information on the fair value of the Company’s interest rate swaps.

FAIR VALUE OF DERIVATIVES DESIGNATED AS CASH FLOW HEDGES	December 31, 2025	December 31, 2024
	(In thousands)
Interest rate swap assets (1)	$10,500	21,953
Interest rate swap liabilities (2)	2,143	—
(1)Included in Other assets, net on the Consolidated Balance Sheets.
(2)Included in Other liabilities on the Consolidated Balance Sheets.

The table below presents the effect of the Company’s derivative financial instruments (interest rate swaps) on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
EFFECT OF CASH FLOW HEDGES ON OTHER COMPREHENSIVE LOSS	2025	2024	2023
	(In thousands)
Amount of income (loss) recognized in Other comprehensive loss on derivatives	$(2,675)	14,869	6,319
Amount of (income) reclassified from Accumulated other comprehensive income into Interest expense	(10,921)	(17,804)	(17,802)

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of December 31, 2025, the Company had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

(13)EARNINGS PER SHARE

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — Net income attributable to common stockholders	$257,402	227,751	200,491
Denominator — Weighted average shares outstanding — Basic	52,723	48,803	45,224
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — Net income attributable to common stockholders	$257,402	227,751	200,491
Denominator:
Weighted average shares outstanding — Basic	52,723	48,803	45,224
Effect of dilutive securities (1)	91	108	107
Weighted average shares outstanding — Diluted	52,814	48,911	45,331
(1)Potentially dilutive securities include outstanding forward equity sale agreements and unvested restricted shares of common stock. See Note 1(m) for additional information.

(14)DEFINED CONTRIBUTION PLAN

EastGroup maintains a 401(k) plan for its employees.  The Company makes matching contributions of 50% of the employee’s contribution (limited to 10% of compensation as defined by the plan) and may also make annual discretionary contributions.  The Company’s total expense for this plan was $1,409,000, $1,317,000 and $1,246,000 for 2025, 2024 and 2023, respectively.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at December 31, 2025 and 2024.

	December 31,
	2025		2024
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,007	1,007	17,529	17,529
Interest rate swap assets	10,500	10,500	21,953	21,953
Financial Liabilities:
Unsecured bank credit facilities — Variable rate (2)	18,845	18,883	—	—
Unsecured debt (2)	1,615,000	1,548,414	1,510,000	1,403,754
Interest rate swap liabilities	2,143	2,143	—	—

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

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Real Estate Properties (c):
Industrial:
FLORIDA
Tampa
Westport Commerce Center	$980	3,800	4,827	980	8,627	—	9,607	6,383	1994	1983/87
Benjamin Distribution Center 1 & 2	843	3,963	2,565	883	6,488	—	7,371	5,058	1997	1996
Benjamin Distribution Center 3	407	1,503	874	407	2,377	—	2,784	1,986	1999	1988
Palm River Center	1,190	4,625	4,608	1,190	9,233	—	10,423	6,816	1997/98	1990/97/98
Palm River North 1 & 3	1,005	4,688	4,984	1,005	9,672	—	10,677	6,239	1998	2000
Palm River North 2	634	4,418	1,953	634	6,371	—	7,005	4,152	1997/98	1999
Palm River South 1	655	3,187	1,409	655	4,596	—	5,251	2,783	2000	2005
Palm River South 2	655	—	5,441	655	5,441	—	6,096	3,412	2000	2006
Walden Distribution Center 1	337	3,318	2,242	337	5,560	—	5,897	3,550	1997/98	2001
Walden Distribution Center 2	465	3,738	1,804	465	5,542	—	6,007	4,121	1998	1998
Oak Creek Distribution Center 1	1,109	6,126	2,017	1,109	8,143	—	9,252	5,735	1998	1998
Oak Creek Distribution Center 2	647	3,603	2,398	647	6,001	—	6,648	4,026	2003	2001
Oak Creek Distribution Center 3	439	—	3,668	556	3,551	—	4,107	1,981	2005	2007
Oak Creek Distribution Center 4	682	6,472	1,324	682	7,796	—	8,478	4,616	2005	2001
Oak Creek Distribution Center 5	724	—	6,681	916	6,489	—	7,405	3,579	2005	2007
Oak Creek Distribution Center 6	642	—	6,314	812	6,144	—	6,956	3,361	2005	2008
Oak Creek Distribution Center 7	740	—	6,481	740	6,481	—	7,221	1,878	2005	2017
Oak Creek Distribution Center 8	843	—	6,501	1,051	6,293	—	7,344	1,992	2005	2015
Oak Creek Distribution Center 9	618	—	5,266	781	5,103	—	5,884	2,528	2005	2009
Oak Creek Distribution Center 10	106	—	1,905	352	1,659	—	2,011	22	2005	n/a
Oak Creek Distribution Center A	185	—	1,573	185	1,573	—	1,758	831	2005	2008
Oak Creek Distribution Center B	227	—	1,682	227	1,682	—	1,909	875	2005	2008
Oak Creek Distribution Center C	355	—	1,299	355	1,299	—	1,654	190	2005	n/a
Airport Commerce Center	1,257	4,012	1,607	1,257	5,619	—	6,876	3,817	1998	1998
Westlake Distribution Center	1,333	6,998	3,093	1,333	10,091	—	11,424	7,656	1998	1998/99
Expressway Commerce Center 1	915	5,346	1,954	915	7,300	—	8,215	4,867	2002	2004

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Expressway Commerce Center 2	1,013	3,247	1,356	1,013	4,603	—	5,616	3,078	2003	2001
Silo Bend Distribution Center	4,131	27,497	8,484	4,132	35,980	—	40,112	15,939	2011	1987/90
Tampa East Distribution Center	791	4,758	1,239	791	5,997	—	6,788	2,793	2011	1984
Tampa West Distribution Center	2,139	8,502	3,429	2,140	11,930	—	14,070	4,886	2011	1975/93/94
Madison Distribution Center	495	2,779	630	495	3,409	—	3,904	1,580	2012	2007
Madison Distribution Center 2 & 3	624	—	7,402	624	7,402	—	8,026	2,562	2012	2015
Madison Distribution Center 4 & 5	565	—	8,633	565	8,633	—	9,198	2,924	2012	2016
Grand Oaks 75 Business Center 1	3,572	12,979	373	3,572	13,352	—	16,924	3,228	2019	2017
Grand Oaks 75 Business Center 2	2,589	10,226	2,393	2,589	12,619	—	15,208	2,594	2019	2019
Grand Oaks 75 Business Center 3	1,767	—	9,957	1,770	9,954	—	11,724	1,563	2019	2021
Grand Oaks 75 Business Center 4	2,334	—	17,094	2,338	17,090	—	19,428	3,073	2019	2022
Crossroads Logistics Park 1	3,758	—	15,592	3,758	15,592	—	19,350	258	2023	2025
Orlando
Chancellor Center	291	1,711	750	291	2,461	—	2,752	1,908	1996/97	1996/97
Exchange Distribution Center 1	603	2,414	3,814	603	6,228	—	6,831	4,542	1994	1975
Exchange Distribution Center 2	300	945	555	300	1,500	—	1,800	1,165	2002	1976
Exchange Distribution Center 3	320	997	554	320	1,551	—	1,871	1,158	2002	1980
Sunbelt Distribution Center	1,472	5,745	8,537	1,472	14,282	—	15,754	11,320	1989/97/98	1974/87/97/98
John Young Commerce Center 1	497	2,444	2,039	497	4,483	—	4,980	3,356	1997/98	1997/98
John Young Commerce Center 2	512	3,613	875	512	4,488	—	5,000	3,463	1998	1999
Sunport Center 1	555	1,977	1,387	555	3,364	—	3,919	2,457	1999	1999
Sunport Center 2	597	3,271	2,313	597	5,584	—	6,181	4,502	1999	2001
Sunport Center 3	642	3,121	1,519	642	4,640	—	5,282	3,339	1999	2002
Sunport Center 4	642	2,917	2,554	642	5,471	—	6,113	4,007	1999	2004
Sunport Center 5	750	2,509	4,163	750	6,672	—	7,422	4,350	1999	2005
Sunport Center 6	672	—	3,821	672	3,821	—	4,493	2,247	1999	2006
Southridge Commerce Park 1	373	—	5,702	373	5,702	—	6,075	3,910	2003	2006
Southridge Commerce Park 2	342	—	5,180	342	5,180	—	5,522	3,142	2003	2007
Southridge Commerce Park 3	547	—	6,118	547	6,118	—	6,665	3,397	2003	2007
Southridge Commerce Park 4	506	—	5,168	506	5,168	—	5,674	2,989	2003	2006

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Southridge Commerce Park 5	382	—	5,382	382	5,382	—	5,764	3,112	2003	2006
Southridge Commerce Park 6	571	—	6,369	571	6,369	—	6,940	3,463	2003	2007
Southridge Commerce Park 7	520	—	7,124	520	7,124	—	7,644	3,901	2003	2008
Southridge Commerce Park 8	531	—	6,808	531	6,808	—	7,339	3,276	2003	2008
Southridge Commerce Park 9	468	—	6,524	468	6,524	—	6,992	3,115	2003	2012
Southridge Commerce Park 10	414	—	4,972	414	4,972	—	5,386	1,942	2003	2012
Southridge Commerce Park 11	513	—	6,008	513	6,008	—	6,521	2,467	2003	2012
Southridge Commerce Park 12	2,025	—	19,686	2,025	19,686	—	21,711	8,365	2005	2008
Horizon Commerce Park 1	991	—	7,020	991	7,020	—	8,011	2,706	2008	2014
Horizon Commerce Park 2	1,111	—	7,861	1,111	7,861	—	8,972	2,955	2008	2014
Horizon Commerce Park 3	991	—	6,695	991	6,695	—	7,686	2,110	2008	2016
Horizon Commerce Park 4	1,097	—	8,584	1,097	8,584	—	9,681	3,214	2008	2015
Horizon Commerce Park 5	1,108	—	8,654	1,108	8,654	—	9,762	2,616	2008	2017
Horizon Commerce Park 6	1,099	—	11,363	1,099	11,363	—	12,462	2,862	2008	2019
Horizon Commerce Park 7	962	—	8,248	962	8,248	—	9,210	2,629	2008	2017
Horizon Commerce Park 8 & 9	1,590	—	16,695	1,590	16,695	—	18,285	3,532	2008	2019
Horizon Commerce Park 10	846	—	6,731	846	6,731	—	7,577	1,586	2009	2018
Horizon Commerce Park 11	1,101	—	10,014	1,101	10,014	—	11,115	2,326	2009	2019
Horizon Commerce Park 12	1,416	—	10,776	1,416	10,776	—	12,192	3,094	2009	2017
Horizon West 1	1,326	—	11,082	1,326	11,082	—	12,408	936	2020	2023
Horizon West 2 & 3	2,895	—	16,033	2,895	16,033	—	18,928	2,627	2020	2021
Horizon West 4	4,047	—	23,993	4,047	23,993	—	28,040	2,228	2020	2022
Horizon West 5	1,165	—	9,367	1,165	9,367	—	10,532	19	2020	2024
Horizon West 6	1,188	—	11,133	1,188	11,133	—	12,321	588	2020	2024
Horizon West 10	4,904	—	37,607	4,905	37,606	—	42,511	2,352	2020	2023
MCO Logistics Center	6,769	—	17,949	6,771	17,947	—	24,718	1,057	2022	2024
Jacksonville
Deerwood Distribution Center	1,147	1,799	7,211	1,147	9,010	—	10,157	6,508	1989	1978
Phillips Distribution Center	1,375	2,961	6,758	1,375	9,719	—	11,094	7,319	1994	1984/95
Lake Pointe Business Park	3,442	6,450	13,839	3,442	20,289	—	23,731	16,456	1993	1986/87
Ellis Distribution Center	540	7,513	5,069	540	12,582	—	13,122	8,042	1997	1977
Westside Distribution Center	2,011	15,374	12,076	2,011	27,450	—	29,461	18,816	1997/2008	1984/85

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Beach Commerce Center	476	1,899	1,173	476	3,072	—	3,548	2,190	2000	2000
Interstate Distribution Center	1,879	5,700	2,859	1,879	8,559	—	10,438	5,971	2005	1990
Flagler Center	7,317	14,912	3,387	7,317	18,299	—	25,616	5,341	2016	1997 & 2005
Ft. Lauderdale/Palm Beach area
Linpro Commerce Center	613	2,243	4,494	616	6,734	—	7,350	5,878	1996	1986
Lockhart Distribution Center	—	3,489	3,897	—	7,386	2,412	9,798	6,222	1997	1986
Interstate Commerce Center	485	2,652	2,327	485	4,979	—	5,464	3,819	1998	1988
Executive Airport Distribution Ctr	1,991	4,857	6,768	1,991	11,625	—	13,616	7,160	2001	2004/06
Sample 95 Business Park	2,202	8,785	5,650	2,202	14,435	—	16,637	11,261	1996/98	1990/99
Blue Heron Distribution Center	975	3,626	4,294	975	7,920	—	8,895	5,453	1999	1986
Blue Heron Distribution Center 2	1,385	4,222	2,642	1,385	6,864	—	8,249	4,341	2004	1988
Blue Heron Distribution Center 3	450	—	3,152	450	3,152	—	3,602	1,607	2004	2009
Weston Commerce Park	4,163	9,951	2,130	4,163	12,081	—	16,244	3,279	2016	1998
Fort Myers
SunCoast Commerce Center 1	911	—	5,571	928	5,554	—	6,482	2,778	2005	2008
SunCoast Commerce Center 2	911	—	5,718	928	5,701	—	6,629	2,973	2005	2007
SunCoast Commerce Center 3	1,720	—	7,434	1,763	7,391	—	9,154	3,642	2006	2008
SunCoast Commerce Center 4	1,733	—	8,278	1,762	8,249	—	10,011	2,344	2006	2017
SunCoast Commerce Center 5	1,511	—	6,911	1,594	6,828	—	8,422	2,053	2006	2019
SunCoast Commerce Center 6	1,537	—	7,537	1,594	7,480	—	9,074	1,795	2006	2019
SunCoast Commerce Center 7	1,533	—	7,193	1,533	7,193	—	8,726	1,264	2006	2020
SunCoast Commerce Center 8	1,533	—	6,863	1,533	6,863	—	8,396	1,719	2006	2020
SunCoast Commerce Center 9	1,011	—	15,375	1,011	15,375	—	16,386	408	2020	2024
SunCoast Commerce Center 10	732	—	12,571	732	12,571	—	13,303	864	2020	2023
SunCoast Commerce Center 11	785	—	9,038	785	9,038	—	9,823	967	2020	2023
SunCoast Commerce Center 12	785	—	7,840	785	7,840	—	8,625	833	2020	2022
Miami
Gateway Commerce Park 1	5,746	—	18,012	5,746	18,012	—	23,758	5,189	2016	2018
Gateway Commerce Park 2	3,224	—	19,249	3,224	19,249	—	22,473	1,864	2016	2023
Gateway Commerce Park 3	5,491	—	13,133	3,176	15,448	—	18,624	1,750	2016	2022

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Gateway Commerce Park 4	4,711	—	19,727	4,711	19,727	—	24,438	3,122	2016	2020
Gateway Commerce Park 5	5,746	—	18,526	5,357	18,915	—	24,272	5,027	2016	2019
Gateway South Dade 1 & 2	6,700	—	27,811	6,700	27,811	—	34,511	384	2022	2024
CALIFORNIA
San Francisco area
Wiegman Distribution Center 1	2,197	8,788	5,230	2,308	13,907	—	16,215	9,196	1996	1986/87
Wiegman Distribution Center 2	2,579	4,316	860	2,579	5,176	—	7,755	1,916	2012	1998
Huntwood Distribution Center	3,842	15,368	5,215	3,842	20,583	—	24,425	15,560	1996	1988
San Clemente Distribution Center	893	2,004	1,000	893	3,004	—	3,897	2,400	1997	1978
Yosemite Distribution Center	259	7,058	3,462	731	10,048	—	10,779	6,718	1999	1974/87
6th Street Business Center	1,438	9,513	105	1,438	9,618	—	11,056	941	2022	1966
Benicia Distribution Center 1	6,632	36,362	2,663	6,632	39,025	—	45,657	3,925	2022	2005
Benicia Distribution Center 2	7,027	36,679	3,529	7,027	40,208	—	47,235	4,054	2022	2001
Benicia Distribution Center 3	2,136	9,792	384	2,136	10,176	—	12,312	1,088	2022	1998
Benicia Distribution Center 4	3,191	12,993	1,065	3,191	14,058	—	17,249	1,523	2022	1979
Benicia Distribution Center 5	3,161	16,885	323	3,161	17,208	—	20,369	1,751	2022	2007
Preston Distribution Center	7,261	33,833	1,736	7,261	35,569	—	42,830	3,796	2022	1998
Sinclair Distribution Center	12,488	27,259	735	12,488	27,994	—	40,482	2,814	2022	1983
Transit Distribution Center	21,317	10,635	1,221	21,317	11,856	—	33,173	1,342	2022	1971
Whipple Business Center	17,984	15,344	1,466	17,984	16,810	—	34,794	1,951	2022	1986
Zephyr Distribution Center	18,033	10,602	806	18,033	11,408	—	29,441	1,552	2022	1991
Los Angeles area
Eucalyptus Distribution Center	11,392	11,498	978	11,392	12,476	—	23,868	2,957	2018	1988
Kingsview Industrial Center	643	2,573	1,456	643	4,029	—	4,672	2,869	1996	1980
Dominguez Distribution Center	2,006	8,025	4,650	2,006	12,675	—	14,681	9,488	1996	1977
Main Street Distribution Center	1,606	4,103	1,320	1,606	5,423	—	7,029	3,975	1999	1999
Walnut Business Center	2,885	5,274	3,732	2,885	9,006	—	11,891	6,919	1996	1966/90
Washington Distribution Center	1,636	4,900	1,612	1,636	6,512	—	8,148	4,457	1997	1996/97
Chino Distribution Center	2,544	10,175	2,151	2,544	12,326	—	14,870	11,139	1998	1980
Ramona Distribution Center	3,761	5,751	1,008	3,761	6,759	—	10,520	1,850	2014	1984

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Industry Distribution Center 1	10,230	12,373	4,015	8,881	17,737	—	26,618	13,744	1998	1959
Industry Distribution Center 3	—	3,012	1,209	1,349	2,872	—	4,221	2,866	2007	1992
Chestnut Business Center	1,674	3,465	1,523	1,674	4,988	—	6,662	3,014	1998	1999
Rancho Distribution Center	16,180	11,140	828	16,180	11,968	—	28,148	2,039	2020	2006
Fresno
Shaw Commerce Center	2,465	11,627	13,760	2,465	25,387	—	27,852	16,743	1998	1978/81/87
San Diego
Eastlake Distribution Center	3,046	6,888	3,935	3,046	10,823	—	13,869	7,434	1997	1989
Miramar	13,980	—	29	13,981	28	—	14,009	7	2019	n/a
Ocean View Corporate Center	6,577	7,105	2,090	6,577	9,195	—	15,772	5,110	2010	2005
Rocky Point Distribution Center 1	8,857	13,388	349	8,857	13,737	—	22,594	3,309	2019	2019
Rocky Point Distribution Center 2	7,623	11,614	1,628	7,623	13,242	—	20,865	2,461	2019	2019
Siempre Viva Distribution Center 1	4,628	9,211	469	4,628	9,680	—	14,308	2,032	2018	2003
Siempre Viva Distribution Center 2	2,868	5,694	1,144	2,877	6,829	—	9,706	1,077	2019	2002
Siempre Viva Distribution Center 3-6	31,815	100,861	739	31,815	101,600	—	133,415	13,035	2021	2001-2003
Speed Distribution Center	15,282	—	57,130	15,114	57,298	—	72,412	6,163	2019	2022
Sacramento
Cebrian Distribution Center	2,360	13,488	659	2,360	14,147	—	16,507	1,750	2022	1975
Reed Distribution Center	5,887	28,195	1,500	5,887	29,695	—	35,582	3,289	2022	1990
TENNESSEE
Nashville
Park at Myatt	2,463	27,813	2,049	2,463	29,862	—	32,325	2,424	2023	2022
TEXAS
Dallas
Allen Station 1 & 2	5,815	17,612	2,559	5,815	20,171	—	25,986	6,477	2018	2001
Interstate Warehouse 1 & 2	1,746	4,941	5,156	1,746	10,097	—	11,843	8,634	1988	1978
Interstate Warehouse 3	519	2,008	1,997	519	4,005	—	4,524	3,043	2000	1979
Interstate Warehouse 4	416	2,481	955	416	3,436	—	3,852	2,393	2004	2002
Interstate Warehouse 5, 6 & 7	1,824	4,106	2,999	1,824	7,105	—	8,929	5,067	2009	1979/80/81
LakePort 1-3	2,984	—	22,689	2,984	22,689	—	25,673	5,317	2018	2020
LakePort 4 & 5	2,716	—	21,610	2,716	21,610	—	24,326	2,495	2018	2023

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Logistics Center 6 & 7	—	12,605	3,260	—	15,865	1,279	17,144	4,088	2019	2018
Venture Warehouses	1,452	3,762	3,353	1,452	7,115	—	8,567	6,554	1988	1979
ParkView Commerce Center 1-3	2,663	—	19,261	2,663	19,261	—	21,924	6,815	2014	2015
Shady Trail Distribution Center	635	3,621	1,609	635	5,230	—	5,865	3,644	2003	1998
Valwood Distribution Center	4,361	34,405	6,579	4,361	40,984	—	45,345	18,178	2012	1986/87/97/98
Northfield Distribution Center	12,470	50,713	11,777	12,471	62,489	—	74,960	27,947	2013	1999-2001/03/04/08
CreekView 1 & 2	3,275	—	15,075	3,275	15,075	—	18,350	5,299	2015	2017
CreekView 3 & 4	2,600	—	13,906	2,600	13,906	—	16,506	4,695	2015	2018
CreekView 5 & 6	2,682	—	13,403	2,681	13,404	—	16,085	3,986	2016	2020
CreekView 7 & 8	2,640	—	15,737	2,640	15,737	—	18,377	3,340	2016	2020
CreekView 9 & 10	3,985	—	12,389	3,987	12,387	—	16,374	1,481	2020	2022
The Rock at Star Business Park	5,296	27,223	324	5,296	27,547	—	32,843	7,690	2020	2019
DFW Global Logistics Centre 1-4	—	86,564	2,368	—	88,932	9,474	98,406	13,236	2021	2014/15
DFW Global Logistics Centre 5-8	—	75,259	771	—	76,030	9,790	85,820	3,024	2024	2017/20
McKinney 1 & 2	3,419	—	24,136	3,419	24,136	—	27,555	1,599	2020	2023
McKinney 3 & 4	4,228	—	22,729	4,228	22,729	—	26,957	3,138	2020	2022
McKinney Logistics Center	6,899	18,216	73	6,899	18,289	—	25,188	1,788	2023	2022
McKinney Airport Trade Center	15,565	44,502	3	15,565	44,505	—	60,070	494	2025	2023
Fort Worth
Arlington Tech Centre 1 & 2	2,510	10,096	3,711	2,515	13,802	—	16,317	3,202	2019	2019
Arlington Tech Centre 3	1,725	—	8,408	1,725	8,408	—	10,133	746	2020	2023
Basswood 1 & 2	4,086	—	20,431	4,087	20,430	—	24,517	3,109	2019	2022
Basswood 3-5	5,671	—	44,347	5,672	44,346	—	50,018	1,911	2019	2024
Parc North 1-4	4,615	26,358	10,179	4,615	36,537	—	41,152	11,623	2016	2016
Parc North 5	1,286	—	8,339	1,286	8,339	—	9,625	2,317	2016	2019
Parc North 6	1,233	—	9,776	1,233	9,776	—	11,009	2,687	2016	2019
Houston
World Houston Int’l Business Ctr 1 & 2	660	5,893	3,458	660	9,351	—	10,011	6,521	1998	1996
World Houston Int’l Business Ctr 3 & 4	820	5,130	1,353	707	6,596	—	7,303	4,695	1998	1998
World Houston Int’l Business Ctr 6	425	2,423	1,076	425	3,499	—	3,924	2,489	1998	1998

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
World Houston Int’l Business Ctr 7 & 8	680	4,584	6,256	680	10,840	—	11,520	7,967	1998	1998
World Houston Int’l Business Ctr 9	800	4,355	3,069	800	7,424	—	8,224	4,818	1998	1998
World Houston Int’l Business Ctr 10	933	4,779	1,252	933	6,031	—	6,964	3,935	2001	1999
World Houston Int’l Business Ctr 11	638	3,764	1,832	638	5,596	—	6,234	4,011	1999	1999
World Houston Int’l Business Ctr 12	340	2,419	969	340	3,388	—	3,728	2,162	2000	2002
World Houston Int’l Business Ctr 13	282	2,569	1,150	282	3,719	—	4,001	2,746	2000	2002
World Houston Int’l Business Ctr 14	722	2,629	1,796	722	4,425	—	5,147	3,234	2000	2003
World Houston Int’l Business Ctr 15	249	—	2,888	249	2,888	—	3,137	1,874	2000	2007
World Houston Int’l Business Ctr 16	519	4,248	2,575	519	6,823	—	7,342	4,469	2000	2005
World Houston Int’l Business Ctr 17	373	1,945	1,072	373	3,017	—	3,390	1,889	2000	2004
World Houston Int’l Business Ctr 19	373	2,256	1,711	373	3,967	—	4,340	2,653	2000	2004
World Houston Int’l Business Ctr 20	1,008	1,948	2,277	1,008	4,225	—	5,233	3,292	2000	2004
World Houston Int’l Business Ctr 21	436	—	4,243	436	4,243	—	4,679	2,663	2000/03	2006
World Houston Int’l Business Ctr 22	436	—	4,671	436	4,671	—	5,107	2,917	2000	2007
World Houston Int’l Business Ctr 24	837	—	6,831	838	6,830	—	7,668	4,002	2005	2008
World Houston Int’l Business Ctr 25	508	—	4,656	508	4,656	—	5,164	2,730	2005	2008
World Houston Int’l Business Ctr 26	445	—	3,541	445	3,541	—	3,986	1,788	2005	2008
World Houston Int’l Business Ctr 27	837	—	5,797	838	5,796	—	6,634	3,416	2005	2008
World Houston Int’l Business Ctr 28	550	—	4,836	550	4,836	—	5,386	2,911	2005	2009
World Houston Int’l Business Ctr 29	782	—	4,212	974	4,020	—	4,994	2,069	2007	2009
World Houston Int’l Business Ctr 30	981	—	6,543	1,222	6,302	—	7,524	3,422	2007	2009
World Houston Int’l Business Ctr 31	684	—	4,843	684	4,843	—	5,527	2,567	2008	2011
World Houston Int’l Business Ctr 31B	546	—	3,781	546	3,781	—	4,327	1,942	2008	2012
World Houston Int’l Business Ctr 32	1,225	—	5,734	1,526	5,433	—	6,959	2,508	2007	2012
World Houston Int’l Business Ctr 33	1,166	—	8,285	1,166	8,285	—	9,451	3,512	2011	2013
World Houston Int’l Business Ctr 34	439	—	3,589	439	3,589	—	4,028	1,483	2005	2012
World Houston Int’l Business Ctr 35	340	—	2,585	340	2,585	—	2,925	996	2005	2012
World Houston Int’l Business Ctr 36	684	—	5,106	684	5,106	—	5,790	2,291	2011	2013
World Houston Int’l Business Ctr 37	759	—	7,074	759	7,074	—	7,833	3,039	2011	2013
World Houston Int’l Business Ctr 38	1,053	—	7,961	1,053	7,961	—	9,014	3,574	2011	2013

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
World Houston Int’l Business Ctr 39	620	—	5,482	621	5,481	—	6,102	1,934	2011	2014
World Houston Int’l Business Ctr 40	1,072	—	9,359	1,072	9,359	—	10,431	3,426	2011	2014
World Houston Int’l Business Ctr 41	649	—	6,151	649	6,151	—	6,800	2,306	2011	2014
World Houston Int’l Business Ctr 42	571	—	4,884	571	4,884	—	5,455	1,570	2011	2015
World Houston Int’l Business Ctr 43	443	—	6,189	443	6,189	—	6,632	1,594	2011	2019
World Houston Int’l Business Ctr 44	653	—	8,561	653	8,561	—	9,214	1,809	2011	2020
World Houston Int’l Business Ctr 45	3,243	—	13,745	3,243	13,745	—	16,988	2,932	2015	2019
World Houston Int'l Business Ctr 47	2,798	—	14,438	2,798	14,438	—	17,236	1,439	2015	2022
Glenmont Business Park	936	6,161	3,832	937	9,992	—	10,929	7,402	1998	1999/2000
Beltway Crossing Business Park 1	458	5,712	3,512	458	9,224	—	9,682	6,699	2002	2001
Beltway Crossing Business Park 2	415	—	3,339	415	3,339	—	3,754	2,016	2005	2007
Beltway Crossing Business Park 3	460	—	3,775	460	3,775	—	4,235	2,111	2005	2008
Beltway Crossing Business Park 4	460	—	3,430	460	3,430	—	3,890	2,094	2005	2008
Beltway Crossing Business Park 5	701	—	5,508	701	5,508	—	6,209	3,299	2005	2008
Beltway Crossing Business Park 6	618	—	6,580	618	6,580	—	7,198	3,378	2005	2008
Beltway Crossing Business Park 7	765	—	6,662	765	6,662	—	7,427	3,584	2005	2009
Beltway Crossing Business Park 8	721	—	5,931	721	5,931	—	6,652	3,232	2005	2011
Beltway Crossing Business Park 9	418	—	2,152	418	2,152	—	2,570	917	2007	2012
Beltway Crossing Business Park 10	733	—	4,146	733	4,146	—	4,879	1,755	2007	2012
Beltway Crossing Business Park 11	690	—	4,605	690	4,605	—	5,295	1,876	2007	2013
West Road Business Park 1	621	—	4,336	541	4,416	—	4,957	1,797	2012	2014
West Road Business Park 2	981	—	4,969	854	5,096	—	5,950	1,924	2012	2014
West Road Business Park 3	597	—	4,391	520	4,468	—	4,988	1,478	2012	2015
West Road Business Park 4	621	—	4,833	541	4,913	—	5,454	1,867	2012	2015
West Road Business Park 5	484	—	4,512	421	4,575	—	4,996	1,596	2012	2018
Ten West Crossing 1	566	—	3,144	566	3,144	—	3,710	1,414	2012	2013
Ten West Crossing 2	829	—	4,705	833	4,701	—	5,534	2,297	2012	2013
Ten West Crossing 3	609	—	4,564	613	4,560	—	5,173	2,027	2012	2013
Ten West Crossing 4	694	—	4,648	699	4,643	—	5,342	1,957	2012	2014
Ten West Crossing 5	933	—	6,345	940	6,338	—	7,278	2,485	2012	2014

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Ten West Crossing 6	640	—	4,750	644	4,746	—	5,390	1,978	2012	2014
Ten West Crossing 7	584	—	5,545	589	5,540	—	6,129	2,351	2012	2015
Ten West Crossing 8	1,126	—	9,550	1,135	9,541	—	10,676	2,919	2012	2019
Northwest Crossing 1-3	5,665	—	20,466	5,665	20,466	—	26,131	4,374	2019	2020
Grand West Crossing 1	2,733	—	10,978	2,726	10,985	—	13,711	1,041	2019	2022
Cypress Preserve 1 & 2	9,952	43,457	1,993	9,952	45,450	—	55,402	5,668	2022	2019
Springwood Business Park 1 & 2	6,208	—	28,556	6,214	28,550	—	34,764	1,589	2021	2023
El Paso
Butterfield Trail	—	20,725	11,062	—	31,787	2,276	34,063	25,645	1997/2000	1987/95
Rojas Commerce Park	900	3,659	5,245	900	8,904	—	9,804	6,402	1999	1986
Americas Ten Business Center 1	526	2,778	1,709	526	4,487	—	5,013	3,097	2001	2003
Americas Ten Business Center 2	2,516	—	11,847	2,518	11,845	—	14,363	1,479	2020	2022
San Antonio
Alamo Downs Distribution Center	1,342	6,338	5,349	1,342	11,687	—	13,029	7,049	2004	1986/2002
Arion Business Park 1-13, 15	4,143	31,432	12,482	4,143	43,914	—	48,057	28,264	2005	1988-2000/06
Arion Business Park 14	423	—	3,996	423	3,996	—	4,419	2,580	2005	2006
Arion Business Park 16	427	—	3,924	427	3,924	—	4,351	2,224	2005	2007
Arion Business Park 17	616	—	4,622	616	4,622	—	5,238	3,238	2005	2007
Arion Business Park 18	418	—	2,596	418	2,596	—	3,014	1,529	2005	2008
Wetmore Business Center 1-4	1,494	10,804	5,091	1,494	15,895	—	17,389	10,589	2005	1998/99
Wetmore Business Center 5	412	—	4,153	412	4,153	—	4,565	2,543	2006	2008
Wetmore Business Center 6	505	—	4,784	505	4,784	—	5,289	2,538	2006	2008
Wetmore Business Center 7	546	—	5,466	546	5,466	—	6,012	3,354	2006	2008
Wetmore Business Center 8	1,056	—	9,346	1,056	9,346	—	10,402	4,872	2006	2008
Fairgrounds Business Park	1,644	8,209	3,226	1,644	11,435	—	13,079	7,358	2007	1985/86
Rittiman Distribution Center	1,083	6,649	2,059	1,083	8,708	—	9,791	3,323	2011	2000
Thousand Oaks Distribution Center 1	607	—	5,792	607	5,792	—	6,399	3,004	2008	2012
Thousand Oaks Distribution Center 2	794	—	4,918	794	4,918	—	5,712	2,205	2008	2012
Thousand Oaks Distribution Center 3	772	—	4,721	772	4,721	—	5,493	2,131	2008	2013
Thousand Oaks Distribution Center 4	753	—	5,962	753	5,962	—	6,715	2,061	2013	2015
Alamo Ridge Business Park 1	623	—	8,815	623	8,815	—	9,438	3,902	2007	2015

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Alamo Ridge Business Park 2	402	—	5,432	402	5,432	—	5,834	2,274	2007	2015
Alamo Ridge Business Park 3	907	—	10,207	907	10,207	—	11,114	3,249	2007	2017
Alamo Ridge Business Park 4	354	—	7,900	355	7,899	—	8,254	3,170	2007	2017
Eisenhauer Point Business Park 1 & 2	1,881	—	15,458	1,881	15,458	—	17,339	5,774	2015	2016
Eisenhauer Point Business Park 3	577	—	6,541	577	6,541	—	7,118	2,273	2015	2017
Eisenhauer Point Business Park 4	555	—	4,959	555	4,959	—	5,514	1,573	2015	2017
Eisenhauer Point Business Park 5	818	—	7,383	818	7,383	—	8,201	2,203	2015	2018
Eisenhauer Point Business Park 6	569	—	4,910	569	4,910	—	5,479	1,181	2015	2018
Eisenhauer Point Business Park 7 & 8	1,000	—	22,792	2,593	21,199	—	23,792	5,755	2016	2019
Eisenhauer Point Business Park 9	632	—	5,753	632	5,753	—	6,385	1,286	2016	2019
Eisenhauer Point Business Park 10-12	4,894	—	23,748	4,894	23,748	—	28,642	1,015	2022	2024
Tri-County Crossing 1 & 2	1,623	—	15,245	1,623	15,245	—	16,868	4,838	2017	2019
Tri-County Crossing 3 & 4	1,733	—	14,742	1,733	14,742	—	16,475	3,950	2017	2020
Tri-County Crossing 5	871	—	10,401	871	10,401	—	11,272	1,703	2017	2022
Tri-County Crossing 6	1,033	—	9,642	1,033	9,642	—	10,675	1,644	2017	2022
Ridgeview 1 & 2	2,004	—	18,924	2,004	18,924	—	20,928	4,674	2018	2020
Ridgeview 3	839	—	8,564	839	8,564	—	9,403	1,087	2018	2022
Northeast Trade Center 1	2,412	—	26,402	2,412	26,402	—	28,814	741	2023	2025
Austin
45 Crossing	10,028	—	15,813	10,028	15,813	—	25,841	1,827	2021	2022
Colorado Crossing Distribution Center	4,602	19,757	2,134	4,594	21,899	—	26,493	10,128	2014	2009
Greenhill Distribution Center	802	3,273	983	802	4,256	—	5,058	993	2018	1999
Settlers Crossing 1	1,211	—	8,729	1,211	8,729	—	9,940	2,784	2017	2019
Settlers Crossing 2	1,306	—	8,107	1,306	8,107	—	9,413	2,522	2017	2019
Settlers Crossing 3 & 4	2,774	—	18,810	2,774	18,810	—	21,584	4,238	2017	2020
Southpark Corporate Center 3 & 4	2,670	14,756	2,476	2,670	17,232	—	19,902	6,334	2015	1995
Southpark Corporate Center 5-7	1,301	7,589	2,038	1,301	9,627	—	10,928	2,957	2017	1995
Springdale Business Center	2,824	8,398	2,550	2,824	10,948	—	13,772	4,047	2015	2000
Wells Point One	907	4,904	1,184	907	6,088	—	6,995	1,892	2020	2001
Hays Commerce Center 3 & 4	6,527	28,846	43	6,527	28,889	—	35,416	1,552	2024	2022

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Stonefield 35 1-3	6,031	—	32,717	5,985	32,763	—	38,748	2,011	2021	2023
ARIZONA
Phoenix area
Broadway Industrial Park 1	837	3,349	3,480	837	6,829	—	7,666	5,203	1996	1971
Broadway Industrial Park 2	455	482	450	455	932	—	1,387	720	1999	1971
Broadway Industrial Park 3	775	1,742	1,136	775	2,878	—	3,653	2,145	2000	1983
Broadway Industrial Park 4	380	1,652	1,968	380	3,620	—	4,000	2,185	2000	1986
Broadway Industrial Park 5	353	1,090	906	353	1,996	—	2,349	1,471	2002	1980
Broadway Industrial Park 6	599	1,855	1,600	599	3,455	—	4,054	2,350	2002	1979
Broadway Industrial Park 7	450	650	399	450	1,049	—	1,499	522	2011	1999
Kyrene Distribution Center	1,490	4,453	3,173	1,490	7,626	—	9,116	5,504	1999	1981/2001
Falcon Field Business Center	1,312	—	8,138	1,312	8,138	—	9,450	2,526	2015	2018
Southpark Distribution Center	918	2,738	2,370	918	5,108	—	6,026	3,554	2001	2000
Southpark Distribution Center 2	1,785	6,882	1,697	1,785	8,579	—	10,364	1,234	2021	1995
Santan 10 Distribution Center 1	846	2,647	792	846	3,439	—	4,285	2,238	2001	2005
Santan 10 Distribution Center 2	1,088	—	5,582	1,088	5,582	—	6,670	3,413	2004	2007
Chandler Freeways	1,525	—	7,693	1,525	7,693	—	9,218	3,005	2012	2013
Kyrene 202 Business Park 1	653	—	5,919	653	5,919	—	6,572	2,189	2011	2014
Kyrene 202 Business Park 2	387	—	3,484	387	3,484	—	3,871	1,338	2011	2014
Kyrene 202 Business Park 3, 4 & 5	1,244	—	12,414	1,244	12,414	—	13,658	3,451	2011	2018
Kyrene 202 Business Park 6	936	—	8,557	936	8,557	—	9,493	3,095	2011	2015
51st Avenue Distribution Center	300	2,029	1,872	300	3,901	—	4,201	2,815	1998	1987
East University Distribution Center 1 & 2	1,120	4,482	2,425	1,120	6,907	—	8,027	6,123	1998	1987/89
East University Distribution Center 3	444	698	650	444	1,348	—	1,792	868	2010	1981
55th Avenue Distribution Center	912	3,717	2,449	917	6,161	—	7,078	5,082	1998	1987
Interstate Commons Distribution Center 1	311	1,416	1,310	311	2,726	—	3,037	2,095	1999	1988
Interstate Commons Distribution Center 2	2,298	7,088	3,296	2,298	10,384	—	12,682	2,233	2019	1988/2001
Interstate Commons Distribution Center 3	242	—	3,329	242	3,329	—	3,571	1,783	2000	2008
Airport Commons Distribution Center	1,000	1,510	2,364	1,000	3,874	—	4,874	2,684	2003	1971
40th Avenue Distribution Center	703	—	6,711	703	6,711	—	7,414	3,420	2004	2008
Sky Harbor Business Park	5,839	—	24,508	5,839	24,508	—	30,347	12,233	2006	2008

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Sky Harbor Business Park 6	807	—	2,181	807	2,181	—	2,988	707	2014	2015
Ten Sky Harbor Business Center	1,568	—	5,236	1,569	5,235	—	6,804	1,999	2015	2016
Gilbert Crossroads A & B	2,825	—	14,176	2,825	14,176	—	17,001	3,580	2018	2020
Gilbert Crossroads C & D	3,602	—	21,173	3,602	21,173	—	24,775	5,343	2018	2021
Mesa Gateway Commerce Center	3,514	14,801	3,765	3,514	18,566	—	22,080	1,834	2022	2022
Akimel Gateway	—	82,906	116	—	83,022	9,745	92,767	4,565	2024	2022
Tucson
Country Club Commerce Center 1	506	3,564	4,704	693	8,081	—	8,774	5,432	1997/2003	1994/2003
Country Club Commerce Center 2	442	3,381	1,473	709	4,587	—	5,296	2,302	2007	2000
Country Club Commerce Center 3 & 4	1,407	—	14,035	1,575	13,867	—	15,442	7,026	2007	2009
Country Club Commerce Center 5	2,885	—	21,848	2,886	21,847	—	24,733	5,288	2016	2018
Airport Distribution Center	1,403	4,672	3,309	1,403	7,981	—	9,384	5,249	1998/2000	1995
Benan Distribution Center	707	1,842	1,180	707	3,022	—	3,729	1,913	2005	2001
NORTH CAROLINA
Charlotte area
NorthPark Business Park	2,758	15,932	6,836	2,758	22,768	—	25,526	14,505	2006	1987-89
Lindbergh Business Park	470	3,401	1,307	470	4,708	—	5,178	2,785	2007	2001/03
Commerce Park Center 1	765	4,303	1,152	765	5,455	—	6,220	3,276	2007	1983
Commerce Park Center 2	335	1,603	637	335	2,240	—	2,575	1,234	2010	1987
Commerce Park Center 3	558	2,225	1,624	558	3,849	—	4,407	2,077	2010	1981
Nations Ford Business Park	3,924	16,171	7,501	3,924	23,672	—	27,596	14,726	2007	1989/94
Airport Commerce Center	1,454	10,136	3,486	1,454	13,622	—	15,076	7,625	2008	2001/02
Airport Commerce Center 3	855	—	8,306	855	8,306	—	9,161	2,486	2008	2019
Interchange Park 1	986	7,949	798	986	8,747	—	9,733	4,541	2008	1989
Interchange Park 2	746	1,456	420	746	1,876	—	2,622	883	2013	2000
Ridge Creek Distribution Center 1	1,284	13,163	1,387	1,284	14,550	—	15,834	7,154	2008	2006
Ridge Creek Distribution Center 2	3,033	11,497	3,040	3,033	14,537	—	17,570	6,356	2011	2003
Ridge Creek Distribution Center 3	2,459	11,147	733	2,459	11,880	—	14,339	4,079	2014	2013
Lakeview Business Center	1,392	5,068	1,730	1,392	6,798	—	8,190	3,105	2011	1996
Steele Creek 1	993	—	4,435	1,010	4,418	—	5,428	1,989	2013	2014

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Steele Creek 2	941	—	5,053	957	5,037	—	5,994	2,177	2013	2014
Steele Creek 3	1,464	—	7,389	1,469	7,384	—	8,853	2,889	2013	2014
Steele Creek 4	684	—	4,273	687	4,270	—	4,957	1,669	2013	2015
Steele Creek 5	610	—	5,370	631	5,349	—	5,980	1,299	2013/14/15	2019
Steele Creek 6	867	—	7,684	919	7,632	—	8,551	2,406	2013/14	2016
Steele Creek 7	1,207	—	8,477	1,253	8,431	—	9,684	2,440	2013/14/15	2017
Steele Creek 8	544	—	7,834	673	7,705	—	8,378	867	2016/17	2022
Steele Creek 9	949	—	10,432	1,090	10,291	—	11,381	2,828	2016	2019
Steele Creek 10	1,221	—	10,423	1,509	10,135	—	11,644	1,533	2016	2021
Steele Creek 11 & 12	1,866	—	25,111	1,866	25,111	—	26,977	2,377	2016/17	2023
Waterford Distribution Center	654	3,392	967	654	4,359	—	5,013	2,382	2008	2000
Raleigh
147 Exchange	9,396	40,532	38	9,396	40,570	—	49,966	2,234	2024	2023
LifeScience Logistics Center	7,844	37,291	—	7,844	37,291	—	45,135	569	2025	2024
Lumley Logistics Center	2,030	12,935	10	2,030	12,945	—	14,975	200	2025	2023
SOUTH CAROLINA
Greenville
385 Business Park	1,308	10,822	529	1,308	11,351	—	12,659	2,920	2019	2019
Access Point 1	884	9,606	3,031	893	12,628	—	13,521	2,821	2021	2021
Access Point 2	1,010	9,604	1,729	1,012	11,331	—	12,343	1,550	2021	2021
Access Point 3	1,335	19,339	4,311	1,335	23,650	—	24,985	2,752	2022	2022
Pelzer Point Commerce Center 1	1,308	19,433	3,480	1,308	22,913	—	24,221	1,491	2023	2021
Hillside 1	498	—	12,748	499	12,747	—	13,246	972	2021	2023
GEORGIA
Atlanta
Shiloh 400 Business Center 1 & 2	3,092	14,216	3,636	3,064	17,880	—	20,944	5,740	2017	2008
Broadmoor Commerce Park 1	1,307	3,560	1,730	1,307	5,290	—	6,597	1,858	2017	1999
Broadmoor Commerce Park 2	519	—	7,430	519	7,430	—	7,949	2,075	2017	2018
Hurricane Shoals 1 & 2	4,284	12,449	4,452	4,284	16,901	—	21,185	5,561	2017	2017
Hurricane Shoals 3	497	—	9,817	619	9,695	—	10,314	1,723	2017	2020

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Progress Center 1 & 2	1,297	9,015	500	1,297	9,515	—	10,812	3,323	2017	2017
Progress Center 3	465	4,285	53	465	4,338	—	4,803	583	2021	2008
Gwinnett 316	531	3,617	21	531	3,638	—	4,169	794	2018	1990
Cherokee 75 Business Center 1	1,183	6,727	18	1,183	6,745	—	7,928	1,287	2020	2020
Cherokee 75 Business Center 2	1,336	7,495	538	1,337	8,032	—	9,369	1,150	2021	2021
Northpoint 200	1,102	5,140	649	1,104	5,787	—	6,891	1,084	2021	2021
I-20 West Business Center	1,670	—	13,490	1,647	13,513	—	15,160	1,194	2021	2023
Riverpoint Industrial Park	7,037	79,205	12	7,037	79,217	—	86,254	3,281	2024	2020
Braselton 3	1,425	—	13,602	1,575	13,452	—	15,027	242	2022	2024
Riverside Parkway 1 & 2	1,955	—	32,173	1,958	32,170	—	34,128	1,097	2021	2024
Cass White 1 & 2	2,923	—	31,691	2,923	31,691	—	34,614	380	2021	2024
LOUISIANA
New Orleans
Elmwood Business Park	2,861	6,337	6,770	2,861	13,107	—	15,968	10,776	1997	1979
Riverbend Business Park	2,557	17,623	13,015	2,557	30,638	—	33,195	22,359	1997	1984
COLORADO
Denver
Airways Business Center	6,137	39,637	2,318	6,137	41,955	—	48,092	8,516	2019	2007/08
Rampart Distribution Center 1	1,023	3,861	2,640	1,023	6,501	—	7,524	5,956	1988	1987
Rampart Distribution Center 2	230	2,977	1,621	230	4,598	—	4,828	3,837	1996/97	1997
Rampart Distribution Center 3	1,098	3,884	2,869	1,098	6,753	—	7,851	5,079	1997/98	1999
Rampart Distribution Center 4	590	—	8,350	590	8,350	—	8,940	2,933	2012	2014
Concord Distribution Center	1,051	4,773	1,356	1,051	6,129	—	7,180	3,548	2007	2000
Centennial Park	750	3,319	2,256	750	5,575	—	6,325	3,001	2007	1990
NEVADA
Las Vegas
Arville Distribution Center	4,933	5,094	1,854	4,933	6,948	—	11,881	3,617	2009	1997
Jones Corporate Park	13,068	26,325	3,414	13,068	29,739	—	42,807	8,108	2016	2016
Southwest Commerce Center	9,008	16,576	4,650	9,008	21,226	—	30,234	4,560	2019	2019
Blue Diamond Business Park	20,093	31,119	14	20,093	31,133	—	51,226	1,996	2023	2022
Craig Corporate Center	13,913	18,848	89	13,913	18,937	—	32,850	1,437	2023	2018

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Spanish Ridge Industrial Park	18,855	33,211	285	18,855	33,496	—	52,351	2,264	2024	2023
EastGroup Point at Cheyenne	6,151	13,576	4	6,151	13,580	—	19,731	37	2025	2022
MISSISSIPPI
Jackson area
Tower Automotive	—	9,958	1,937	17	11,878	—	11,895	7,536	2001	2002
	949,280	2,355,825	2,649,707	951,787	5,003,025	34,976	5,989,788	1,583,224

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
	Land	Buildings and Improvements		Land	Buildings and Improvements	Right of Use Assets (e)	Total
Development and Value-Add Properties (d):
CALIFORNIA
Reed Land	1,800	—	1,033	1,800	1,033	—	2,833	—	2022	n/a
Dominguez Distribution Center (f)	—	—	7,182	—	7,182	—	7,182	—	1996	1977
FLORIDA
Horizon Commerce Park Land	650	—	462	650	462	—	1,112	—	2008/09	n/a
Gateway Commerce Park Land	2,350	—	5,996	4,665	3,681	—	8,346	—	2016	n/a
SunCoast Commerce Land	961	—	3,309	3,317	953	—	4,270	—	2020	n/a
Horizon West 9	1,548	—	4,535	1,548	4,535	—	6,083	—	2020	n/a
Horizon West Land	3,455	—	5,369	3,456	5,368	—	8,824	—	2020	n/a
Gateway South Dade Land	9,089	—	10,255	9,089	10,255	—	19,344	—	2022	n/a
Lakeside Station Land	6,847	—	1,450	6,852	1,445	—	8,297	—	2023	n/a
Crossroads Logistics Park 2	6,151	—	21,991	6,151	21,991	—	28,142	—	2023	2025
Crossroads Logistics Park Land	5,237	—	6,938	5,238	6,937	—	12,175	—	2023	n/a
Bell Creek Logistics Center Land	32,433	—	3,119	32,477	3,075	—	35,552	—	2025	n/a
North Ridge Trail	8,640	—	660	8,640	660	—	9,300	—	2025	n/a
TENNESSEE
Station 24 Commerce Center 1 & 2	5,117	—	3,552	5,117	3,552	—	8,669	—	2024	n/a
Station 24 Commerce Center Land	5,343	—	601	5,346	598	—	5,944	—	2024	n/a
TEXAS
World Houston Int'l Business Ctr 46	825	—	15,673	920	15,578	—	16,498	—	2011	2025
World Houston Golf Course Land	811	—	1,726	904	1,633	—	2,537	—	2011	n/a
Ridgeview Land	430	—	510	430	510	—	940	—	2018	n/a
Basswood Land	4,738	—	3,579	4,738	3,579	—	8,317	—	2019	n/a
Grand West Crossing 2	1,630	—	9,266	1,630	9,266	—	10,896	—	2019	2025
Grand West Crossing Land	4,394	—	2,814	4,394	2,814	—	7,208	—	2019	n/a
McKinney 5 & 6	4,593	—	2,098	4,593	2,098	—	6,691	—	2020	n/a
Texas Avenue 1 & 2	4,143	—	15,809	4,161	15,791	—	19,952	43	2021	2025
Heritage Grove Land	15,295	—	3,731	15,352	3,674	—	19,026	—	2022	n/a
Cypress Preserve Land	14,724	—	4,086	14,724	4,086	—	18,810	—	2022	n/a
Eisenhauer Point 13-14 Land	2,742	—	910	2,746	906	—	3,652	—	2022	n/a
Cameron Land	30,776	—	4,855	30,772	4,859	—	35,631	—	2022	n/a
Northeast Trade Center Land	3,765	—	3,566	3,765	3,566	—	7,331	—	2023	n/a

SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (In thousands, except footnotes)
Description	Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period				Accumulated Depreciation	Year Acquired	Year Constructed
Description	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Right of Use Assets (e)	Total	Accumulated Depreciation	Year Acquired	Year Constructed
Denton 35 Exchange 1 & 2	5,690	—	26,972	5,690	26,972	—	32,662	181	2023	2025
Basswood North Land	23,996	—	2,626	24,004	2,618	—	26,622	—	2023	n/a
Frisco Park 121 Land	17,795	—	556	17,796	555	—	18,351	—	2025	n/a
The Ridge Land	24,925	—	776	24,925	776	—	25,701	—	2025	n/a
Frisco Park 121 East Land	10,305	—	362	10,305	362	—	10,667	—	2025	n/a
McKinney Airport Trade Center Land	15,025	—	110	15,025	110	—	15,135	—	2025	n/a
Schertz Station 3009 Land	9,461	—	238	9,461	238	—	9,699	—	2025	n/a
COLORADO
Arista 36 Business Park 1-3	5,878	—	60,434	5,878	60,434	—	66,312	—	2023	2025
ARIZONA
Gateway Interchange A & B	3,239	—	19,280	3,239	19,280	—	22,519	—	2022/2023	n/a
Gateway Interchange F & G	5,286	—	29,860	5,287	29,859	—	35,146	—	2022/2023	n/a
Gateway Interchange Land	9,793	—	7,456	9,793	7,456	—	17,249	—	2022/2023	n/a
NORTH CAROLINA
Skyway Logistics Park 1 & 2	3,744	—	32,138	3,744	32,138	—	35,882	84	2021	2025
Skyway Logistics Park Land	8,294	—	6,792	8,212	6,874	—	15,086	—	2021	n/a
SOUTH CAROLINA
Hillside 2	546	—	12,506	547	12,505	—	13,052	—	2021	2025
Hillside Land	549	—	3,607	549	3,607	—	4,156	—	2021	n/a
Hillside 4 Land	1,280	—	574	1,280	574	—	1,854	—	2022	n/a
Pelzer Point Commerce Center 2 Land	1,103	1,097	397	1,103	1,494	—	2,597	—	2023	n/a
GEORGIA
Braselton 1	2,443	—	827	2,443	827	—	3,270	—	2022	n/a
Braselton Land	1,605	—	529	1,614	520	—	2,134	—	2022	n/a
Greenway 100 & 200	2,408	—	13,919	2,408	13,919	—	16,327	—	2022	n/a
Greenway Land	3,377	—	4,923	3,377	4,923	—	8,300	—	2022	n/a
Brightstar Land	3,302	—	615	3,315	602	—	3,917	—	2024	n/a
	338,531	1,097	370,572	343,470	366,730	—	710,200	308
Total real estate owned (a)(b)	$1,287,811	2,356,922	3,020,279	1,295,257	5,369,755	34,976	6,699,988	1,583,532

(a)  Changes in Real Estate Properties and Development and Value-Add Properties follow:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at beginning of year	$6,177,916	5,493,195	4,934,421
Purchases of real estate properties	139,894	381,774	160,105
Development of real estate properties and value-add properties	321,934	245,033	388,213
Improvements to real estate properties	76,609	60,007	51,643
Right-of-use assets, net — Ground leases	(3,417)	20,397	(1,395)
Carrying amount of investments sold	(3,632)	(18,633)	(33,022)
Write-off of improvements	(9,316)	(3,857)	(6,770)
Balance at end of year (1)	$6,699,988	6,177,916	5,493,195

(1) Includes noncontrolling interest in joint ventures of $1,032,000, $924,000 and $774,000 at December 31, 2025, 2024 and 2023, respectively.

Changes in the accumulated depreciation on real estate properties follow:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at beginning of year	$1,415,576	1,273,723	1,150,814
Depreciation expense	176,180	155,240	141,003
Accumulated depreciation on assets sold	(252)	(10,268)	(11,759)
Write-off of accumulated depreciation	(7,972)	(3,119)	(6,335)
Balance at end of year	$1,583,532	1,415,576	1,273,723

(b)The estimated aggregate cost of real estate properties at December 31, 2025 for federal income tax purposes was approximately $6,346,275,000 before estimated accumulated tax depreciation of $1,179,899,000.  The federal income tax return for the year ended December 31, 2025, has not been filed and accordingly, this estimate is based on preliminary data.

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

(f)Includes the cumulative costs at December 31, 2025 for this redevelopment project.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTGROUP PROPERTIES, INC.

By: /s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer and Director
February 11, 2026

We, the undersigned officers and directors of EastGroup Properties, Inc., hereby severally constitute and appoint Staci H. Tyler as our true and lawful attorney, with full power to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K and generally to do all such things in our name and behalf in such capacity to enable EastGroup Properties, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, as amended, and we hereby ratify and confirm our signatures as they may be signed by our said attorney to any and all such amendments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ D. Pike Aloian	/s/ H. Eric Bolton, Jr.
D. Pike Aloian, Director	H. Eric Bolton, Jr., Director
February 11, 2026	February 11, 2026

/s/ Donald F. Colleran	/s/ David M. Fields
Donald F. Colleran, Director	David M. Fields, Director
February 11, 2026	February 11, 2026

/s/ Mary Elizabeth McCormick	/s/ Katherine M. Sandstrom
Mary Elizabeth McCormick, Director	Katherine M. Sandstrom, Director
February 11, 2026	February 11, 2026

/s/ MARSHALL A. LOEB
Marshall A. Loeb, Chief Executive Officer,
Director
(Principal Executive Officer)
February 11, 2026

/s/ MICHELLE RAYNER
Michelle Rayner, Senior Vice-President,
Chief Accounting Officer
(Principal Accounting Officer)
February 11, 2026

/s/ STACI H. TYLER
Staci H. Tyler, Executive Vice-President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
February 11, 2026