Form 10-Q
period 2026-03-31
EASTGROUP PROPERTIES INC
filed 2026-04-22
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
or

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of April 21, 2026 was 53,755,229.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2026

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
	(In thousands, except share and per share data)
ASSETS
Real estate properties	$6,063,923	5,989,788
Development and value-add properties	698,412	710,200
	6,762,335	6,699,988
Accumulated depreciation	(1,608,368)	(1,583,532)
	5,153,967	5,116,456

Real estate assets held for sale	1,352	—
Unconsolidated investment	6,885	7,007
Cash and cash equivalents	31,358	1,007
Other assets, net	296,702	307,337
TOTAL ASSETS	$5,490,264	5,431,807

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$(2,347)	16,249
Unsecured debt, net of debt issuance costs	1,611,303	1,611,026
Accounts payable and accrued expenses	169,414	169,945
Other liabilities	134,914	137,999
Total Liabilities	1,913,284	1,935,219

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 53,755,161 shares issued and outstanding at March 31, 2026 and 53,348,800 at December 31, 2025	5	5
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	4,014,198	3,946,792
Distributions in excess of earnings	(447,946)	(458,953)
Accumulated other comprehensive income	10,336	8,357
Total Stockholders’ Equity	3,576,593	3,496,201
Noncontrolling interest in joint ventures	387	387
Total Equity	3,576,980	3,496,588
TOTAL LIABILITIES AND EQUITY	$5,490,264	5,431,807

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$190,234	172,644
Other revenue	22	1,805
	190,256	174,449
EXPENSES
Expenses from real estate operations	50,523	46,760
Depreciation and amortization	55,497	52,520
General and administrative	7,616	7,954
Indirect leasing costs	225	263
	113,861	107,497
OTHER INCOME (EXPENSE)
Interest expense	(9,079)	(8,025)
Gain on sales of real estate investments	24,885	—
Other income	2,423	510
NET INCOME	94,624	59,437
Net income attributable to noncontrolling interest in joint ventures	—	(14)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	94,624	59,423
Other comprehensive income (loss) — Interest rate swaps	1,979	(6,927)
TOTAL COMPREHENSIVE INCOME	$96,603	52,496
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.77	1.14
Weighted average shares outstanding — Basic	53,451	51,965
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.77	1.14
Weighted average shares outstanding — Diluted	53,546	52,028

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
For the three months ended March 31, 2026:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2025	$5	3,946,792	(458,953)	8,357	387	3,496,588
Net income	—	—	94,624	—	—	94,624
Net unrealized change in fair value of interest rate swaps	—	—	—	1,979	—	1,979
Common dividends declared — $1.55 per share	—	—	(83,617)	—	—	(83,617)
Stock-based compensation, net of forfeitures	—	4,658	—	—	—	4,658
Issuance of 365,620 shares of common stock, common stock offering, net of expenses	—	68,889	—	—	—	68,889
Withheld 33,101 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(6,133)	—	—	—	(6,133)
Withheld 40 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(8)	—	—	—	(8)
BALANCE, MARCH 31, 2026	$5	4,014,198	(447,946)	10,336	387	3,576,980

For the three months ended March 31, 2025:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2024	$5	3,673,393	(403,172)	21,953	365	3,292,544
Net income	—	—	59,423	—	14	59,437
Net unrealized change in fair value of interest rate swaps	—	—	—	(6,927)	—	(6,927)
Common dividends declared — $1.40 per share	—	—	(73,309)	—	—	(73,309)
Stock-based compensation, net of forfeitures	—	4,791	—	—	—	4,791
Issuance of 418,373 shares of common stock, common stock offering, net of expenses	—	72,849	—	—	—	72,849
Withheld 24,745 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(4,133)	—	—	—	(4,133)
Withheld 14 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(3)	—	—	—	(3)
Net distributions to noncontrolling interest	—	—	—	—	(92)	(92)
BALANCE, MARCH 31, 2025	$5	3,746,897	(417,058)	15,026	287	3,345,157

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
OPERATING ACTIVITIES
Net income	$94,624	59,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,497	52,520
Stock-based compensation expense	4,159	4,232
Gain on sales of real estate investments	(24,885)	—
Gain on involuntary conversion and business interruption claims	(1,950)	(1,763)
Changes in operating assets and liabilities:
Accrued income and other assets	9,768	168
Accounts payable, accrued expenses and prepaid rent	4,467	18,603
Other	666	511
NET CASH PROVIDED BY OPERATING ACTIVITIES	142,346	133,708
INVESTING ACTIVITIES
Development and value-add properties	(45,312)	(56,346)
Purchases of real estate properties	(38,130)	—
Real estate improvements	(15,623)	(19,795)
Net proceeds from sales of real estate investments and non-operating real estate	36,291	—
Leasing commissions	(7,164)	(11,085)
Proceeds from involuntary conversion on real estate assets	2,143	3,099
Changes in accrued development costs	(4,729)	7,209
Changes in other assets and other liabilities	329	804
NET CASH USED IN INVESTING ACTIVITIES	(72,195)	(76,114)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	111,627	12,406
Repayments on unsecured bank credit facilities	(130,472)	(12,406)
Repayments on unsecured debt	—	(50,000)
Debt issuance costs	(19)	(91)
Distributions paid to stockholders (not including dividends accrued)	(83,684)	(73,205)
Proceeds from common stock offerings	69,300	72,908
Common stock offering related costs	(411)	(59)
Other	(6,141)	(4,161)
NET CASH USED IN FINANCING ACTIVITIES	(39,800)	(54,608)
INCREASE IN CASH AND CASH EQUIVALENTS	30,351	2,986
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,007	17,529
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,358	20,515
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $5,923 and $5,160 for 2026 and 2025, respectively	$4,430	2,970
Cash paid for operating lease liabilities	983	822
SUPPLEMENTAL NON-CASH BALANCES AT END OF PERIOD
Development costs payable	$10,214	22,679
Retainage payable	7,300	11,838
Real estate improvements and capitalized leasing costs payable	8,007	9,593
Dividends payable	84,658	74,153

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)BASIS OF PRESENTATION
The accompanying unaudited financial statements of EastGroup Properties, Inc. (“EastGroup” or “the Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2025 and the notes thereto.

(2)PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of EastGroup, its wholly owned subsidiaries and any joint ventures in which the Company has a controlling interest.

As of March 31, 2026 and December 31, 2025, EastGroup held a controlling interest in two joint venture arrangements. The Company had a 95% controlling interest in a joint venture arrangement owning 6.5 acres of land in San Diego, known by the Company as Miramar Land. The Company also had a 99.5% controlling interest in a joint venture arrangement owning a property in Denver, known by the Company as Arista 36 Business Park 1-3.

The Company records 100% of the assets, liabilities, revenues and expenses of the buildings and land held in joint ventures it controls with the noncontrolling interests provided for in accordance with the joint venture agreements.

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

(4)LEASE REVENUE
The Company’s primary source of revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Lease income — Operating leases	$144,013	130,066
Variable lease income (1)	46,221	42,578
Income from real estate operations	$190,234	172,644

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the three month periods ended March 31, 2026 and 2025, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $45,199,000 and $42,308,000 for the three months ended March 31, 2026 and 2025, respectively.

The Company’s Real estate properties and Development and value-add properties at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Real estate properties:
Land	$948,352	951,787
Buildings and building improvements	4,245,312	4,173,416
Tenant and other improvements	836,107	829,609
Right of use assets — Ground leases (operating) (1)	34,152	34,976
Development and value-add properties (2)	698,412	710,200
	6,762,335	6,699,988
Accumulated depreciation	(1,608,368)	(1,583,532)
	$5,153,967	5,116,456

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

(6)DEVELOPMENT AND VALUE-ADD PROPERTIES
Development and value-add properties consists of properties in lease-up, under construction, and prospective development (primarily land). Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use. Properties meeting either of the following two conditions are considered value-add properties: (i) Less than 75% leased as of the acquisition date (or will be less than 75% leased within one year of the acquisition date based on near term lease roll), or (ii) 20% or greater of the cumulative gross cost of the property will be spent to redevelop the property. Properties qualifying under these conditions are included in Development and value-add properties in the quarter in which they are acquired, if condition (i) above is met, or (ii) when construction to redevelop begins.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2025 and the first three months of 2026 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. As a result, the Company capitalized acquisition costs related to its 2025 and 2026 acquisitions.

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

Net amortization of above and below market lease intangibles, which is included in Income from real estate operations, increased rental income by $1,576,000 and $1,567,000 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense for in-place lease intangibles, which is included in Depreciation and amortization, was $3,044,000 and $3,218,000 for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2026	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)
Legend Point Logistics Crossing 2 & 3	Jacksonville, FL	177,000	02/18/2026	$38,130
(1)Cost is calculated in accordance with FASB ASC 805 and represents the sum of the purchase price, closing costs and capitalized acquisition costs.
(2)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets. Excludes acquired development land as discussed below.

There were no acquisitions of value-add properties or development land during the three months ended March 31, 2026.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisition identified in the table above which was acquired during the three months ended March 31, 2026.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2026	Cost
(In thousands)
Land	$4,053
Buildings and building improvements	30,629
Tenant and other improvements	1,630
Total real estate properties acquired	36,312
In-place lease intangibles (1)	2,279
Above market lease intangibles (1)	46
Below market lease intangibles (2)	(507)
Total assets acquired, net of liabilities assumed	$38,130
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

The leases in the properties acquired during the three months ended March 31, 2026 had a weighted average remaining lease term at acquisition of approximately 4.0 years.

During 2025, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2025	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)
LifeScience Logistics Center	Raleigh, NC	251,000	07/08/2025	$47,150
Lumley Logistics Center	Raleigh, NC	67,000	07/15/2025	14,174
McKinney Airport Trade Center	Dallas, TX	320,000	09/19/2025	60,641
EastGroup Point at Cheyenne	Las Vegas, NV	101,000	12/09/2025	21,134
Total operating property acquisitions		739,000		$143,099
(1)Cost is calculated in accordance with FASB ASC 805 and represents the sum of the purchase price, closing costs and capitalized acquisition costs.
(2)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets. Excludes acquired development land as discussed below.

There were no value-add acquisitions during the year ended December 31, 2025.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the year ended December 31, 2025.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2025	Cost
(In thousands)
Land	$31,590
Buildings and building improvements	101,505
Tenant and other improvements	6,800
Total real estate properties acquired	139,895
In-place lease intangibles (1)	10,331
Above market lease intangibles (1)	207
Below market lease intangibles (2)	(7,334)
Total assets acquired, net of liabilities assumed	$143,099
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

The leases in the properties acquired during the year ended December 31, 2025 had a weighted average remaining lease term at acquisition of approximately 9.2 years.

Also during 2025, EastGroup purchased 300.4 acres of development land in four markets for $118,584,000.

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three month periods ended March 31, 2026 and 2025.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. As of March 31, 2026, the Company owned one operating property, Beach Commerce Center, that was classified as Real estate assets held for sale as of March 31, 2026 on the Consolidated Balance Sheets. The property was sold subsequent to March 31, 2026. See Note 22 for further discussion. The Company did not classify any properties as held for sale as of December 31, 2025.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of Gain on sales of real estate investments for the three months ended March 31, 2026 and the year ended December 31, 2025 follows:

REAL ESTATE PROPERTIES SOLD	Location	Size	Date Sold	Net Sales Price	Basis	Recognized Gain
		(Square feet)		(In thousands)
2026
Shaw Commerce Center	Fresno, CA	398,000	02/12/2026	$36,291	11,406	24,885
2025
Laura Alice Business Center	San Francisco, CA	12,000	06/02/2025	$3,371	3,371	—

The table above includes sales of operating properties. Gains on sales of non-operating real estate are included in Other on the Consolidated Statements of Income and Comprehensive Income. The Company did not sell any land during the three months ended March 31, 2026 or the year ended December 31, 2025.

The Company did not consider its sales in 2026 or 2025 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

(9)OTHER ASSETS
A summary of the Company’s Other assets, net follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Leasing costs (principally commissions)	$192,782	191,527
Accumulated amortization of leasing costs	(76,229)	(73,553)
Leasing costs (principally commissions), net of accumulated amortization	116,553	117,974

Acquired in-place lease intangibles	62,813	64,619
Accumulated amortization of acquired in-place lease intangibles	(27,115)	(28,156)
Acquired in-place lease intangibles, net of accumulated amortization	35,698	36,463

Acquired above market lease intangibles	675	674
Accumulated amortization of acquired above market lease intangibles	(361)	(376)
Acquired above market lease intangibles, net of accumulated amortization	314	298

Straight-line rents receivable	103,884	100,949
Accounts receivable	7,702	11,875
Interest rate swap assets	11,730	10,500
Right of use assets — Office leases (operating)	1,539	1,666
Goodwill	990	990
Escrow deposits and prepaid costs for pending transactions	2,778	2,644
Prepaid insurance	2,313	5,728
Receivable for insurance proceeds	2,694	4,656
Prepaid expenses and other assets	10,507	13,594
Total Other assets, net	$296,702	307,337

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(10) DEBT

The Company’s debt is detailed below:

	March 31, 2026	December 31, 2025
	(In thousands)
Unsecured bank credit facilities — Variable rate, carrying amount	$—	18,845
Unamortized debt issuance costs	(2,347)	(2,596)
Unsecured bank credit facilities, net of debt issuance costs	(2,347)	16,249

Unsecured debt — Fixed rate, carrying amount (1)	1,615,000	1,615,000
Unamortized debt issuance costs	(3,697)	(3,974)
Unsecured debt, net of debt issuance costs	1,611,303	1,611,026

Total unsecured debt, net of debt issuance costs	$1,608,956	1,627,275

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of March 31, 2026, was Secured Overnight Financing Rate (“SOFR”) plus 73.5 basis points with an annual facility fee of 14 basis points. As of March 31, 2026, the Company had no variable rate borrowings on this unsecured bank credit facility and an interest rate of 4.403%. The Company has a $337,000 standby letter of credit pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of March 31, 2026, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of March 31, 2026, the interest rate was 4.405% with no outstanding balance.

For both facilities, the margin and facility fee are subject to changes in the Company's credit ratings. In February 2026, Moody’s Ratings upgraded EastGroup’s issuer rating to Baa1, outlook stable from Baa2, outlook positive.

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

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of March 31, 2026, are as follows:

MATURITY DATES	Principal Payments Maturing
(In thousands)
2026 — Remainder of year	$140,000
2027	175,000
2028	160,000
2029	155,000
2030	300,000
2031 and beyond	685,000
Total unsecured debt, before amortization of debt issuance costs	$1,615,000

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Property taxes payable	$38,308	14,707
Development costs payable	10,214	15,919
Retainage payable	7,300	6,324
Real estate improvements and capitalized leasing costs payable	8,007	10,341
Interest payable	12,144	8,041
Dividends payable	84,658	84,725
Book overdraft (1)	—	9,052
Incentive compensation payable	2,320	8,614
Other payables and accrued expenses	6,463	12,222
Total Accounts payable and accrued expenses	$169,414	169,945
(1)Represents checks written before the end of the period which have not cleared the bank; therefore, the bank has not yet advanced cash to the Company. When the checks clear the bank, they will be funded through the Company’s working cash line of credit, which is included in Unsecured bank credit facilities, net of debt issuance costs on the Consolidated Balance Sheets.

(12) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Security deposits	$48,585	48,200
Prepaid rent and other deferred income	24,082	24,894
Operating lease liabilities — Ground leases	36,491	37,072
Operating lease liabilities — Office leases	1,555	1,688

Acquired below market lease intangibles	33,794	34,764
Accumulated amortization of below market lease intangibles	(11,500)	(11,371)
Acquired below market lease intangibles, net of accumulated amortization	22,294	23,393

Interest rate swap liabilities	1,394	2,143
Other liabilities	513	609
Total Other liabilities	$134,914	137,999

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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$8,357	21,953
Other comprehensive income (loss) — Interest rate swaps	1,979	(6,927)
Balance at end of period	$10,336	15,026

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

As of March 31, 2026, the Company had nine interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term or Daily SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $6,916,000 will be reclassified from Other comprehensive income (loss) as a decrease in Interest expense over the next twelve months.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2026 and December 31, 2025, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

NOTIONAL VALUE OF INTEREST RATE DERIVATIVES	March 31, 2026	December 31, 2025
	(In thousands)
Interest Rate Swap	$100,000	100,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	75,000	75,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	50,000	50,000
Interest Rate Swap	50,000	50,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	50,000	50,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. See Note 18 for additional information on the fair value of the Company’s interest rate swaps.

FAIR VALUE OF DERIVATIVES DESIGNATED AS CASH FLOW HEDGES	March 31, 2026	December 31, 2025
	(In thousands)
Interest rate swap assets (1)	$11,730	10,500
Interest rate swap liabilities (2)	1,394	2,143
(1)Included in Other assets, net on the Consolidated Balance Sheets.
(2)Included in Other liabilities on the Consolidated Balance Sheets.

The table below presents the effect of the Company’s derivative financial instruments (interest rate swaps) on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
EFFECT OF CASH FLOW HEDGES ON OTHER COMPREHENSIVE INCOME (LOSS)	2026	2025
	(In thousands)
Amount of income (loss) recognized in Other comprehensive income (loss) on derivatives	$4,110	(3,876)
Amount of (income) reclassified from Accumulated other comprehensive income into Interest expense	(2,131)	(3,051)

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of March 31, 2026, the Company had not posted any collateral related to these agreements and was not in breach of any of the provisions of these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

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

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — Net income attributable to common stockholders	$94,624	59,423
Denominator — Weighted average shares outstanding — Basic	53,451	51,965
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — Net income attributable to common stockholders	$94,624	59,423
Denominator:
Weighted average shares outstanding — Basic	53,451	51,965
Effect of dilutive securities (1)	95	63
Weighted average shares outstanding — Diluted	53,546	52,028
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

On December 5, 2025, we established an ATM common stock offering program pursuant to which we are able to sell from time to time shares of our common stock having an aggregate gross sales price of up to $1,000,000,000 (the “Current ATM Program”). The Current ATM Program replaced our previous $1,000,000,000 ATM program, which was established on October 25, 2024, under which we had sold shares of our common stock having an aggregate gross sales price of $479,899,000 through December 5, 2025.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
receiving the proceeds from the sale of shares until a later date. Additionally, the forward price that we expect to receive upon settlement of an agreement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends during the term of the agreement.

Direct Common Stock Issuance Activity
The following table presents the Company’s common stock issuance activity sold directly through sales agents pursuant to the Company's ATM programs during the three months ended March 31, 2026 and the year ended December 31, 2025:

	Common Stock (1)	Weighted Average Price	Gross Proceeds	Net Proceeds
	(In shares)	(Per share)	(In thousands)
Three months ended March 31, 2026	365,620	$191.46	$70,000	69,300

Year ended December 31, 2025	33,120	$183.15	$6,066	6,005
(1)Excludes shares of common stock sold on a forward basis as described below.

Forward Equity Offering Activity
The following table presents the Company’s forward equity offering activity during the three months ended March 31, 2026 and the year ended December 31, 2025:

	Common Stock	Weighted Average Price	Gross Proceeds
	(In shares)	(Per share)	(In thousands)
Forward Sale Agreements Outstanding at December 31, 2024	385,253	$175.07	$67,446
New forward sale agreements (1)	1,063,825	181.89	193,498
Forward sale agreements settled — Shares issued and proceeds received (2)	(1,449,078)	180.08	(260,944)
Forward Sale Agreements Outstanding at December 31, 2025	—	N/A	—
New forward sale agreements (1)	252,136	196.16	49,459
Forward sale agreements settled — Shares issued and proceeds received	—	N/A	—
Forward Sale Agreements Outstanding at March 31, 2026	252,136	$196.16	$49,459
(1)The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward sale agreements.
(2)EastGroup settled outstanding forward equity sale agreements by issuing 1,449,078 shares of common stock in exchange for net proceeds of approximately $258,066,000.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The long-term compensation awards include components based on the Company’s total shareholder return over the upcoming three-year performance period and the employee’s continued service as of the vesting dates. The total shareholder return component is subject to bright-line tests that compare the Company’s total shareholder return to the member companies of the Nareit Equity Index and the Nareit industrial index. The Company begins recognizing expense for these awards based on the grant date fair value of the awards which is determined using a simulation pricing model developed to specifically accommodate the unique features of the award. These market-based awards are expensed on a straight-line basis over the requisite service period (75% vests at the end of the three-year performance period and 25% vests the following year). The long-term awards subject only to continuing employment are expensed on a straight-line basis over the requisite service period (25% vests in each of the following four years).

The annual equity compensation awards include components based on certain annual Company performance measures and individual annual performance goals over the upcoming year. The Company performance measures for 2026 are: (i) funds from operations (“FFO”) per share, (ii) cash same property net operating income change, (iii) debt-to-EBITDAre ratio, and (iv) fixed charge coverage. The Company begins recognizing expense for its estimate of the shares that could be earned pursuant to these awards on the grant date; the expense is adjusted to estimated performance levels during the performance period and to actual upon the determination of the awards. The shares are expensed using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period (34% vests at the end of the one-year performance period and 33% vests in each of the following two years). Any shares issued pursuant to the individual annual performance goals are determined by the Committee in its discretion following the performance period. The Company begins recognizing the expense for the shares on the grant date and will expense on a straight-line basis over the remaining service period (34% vests at the end of the one-year performance period and 33% vests in each of the following two years).

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

Stock-based compensation cost for employees was $4,453,000 for the three months ended March 31, 2026, of which $499,000 was capitalized as part of the Company’s development costs. For the three months ended March 31, 2025, stock-based compensation cost for employees was $4,585,000, of which $559,000 was capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $205,000 and $206,000 for the three months ended March 31, 2026 and 2025, respectively.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the three months ended March 31, 2026, the Company withheld 33,101 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the three months ended March 31, 2026 was $10,271,000. As of the vesting dates, the aggregate fair value of shares that vested during the three months ended March 31, 2026 was $14,450,000.

	Three Months Ended March 31, 2026
RESTRICTED STOCK ACTIVITY	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	89,386	$174.98
Granted (1) (2)	73,757	139.26
Forfeited	—	—
Vested	(78,079)	148.24
Unvested at end of period	85,064	$168.55

(1)Includes restricted shares granted during the year without performance or market conditions. Also includes restricted shares granted in previous years, for long-term and annual equity compensation awards for the Company's executive officers, for which performance based or market based conditions have been satisfied and the resulting number of shares have been determined during the year.
(2)Does not include restricted shares subject to open performance periods. For the long-term equity compensation awards established in 2024 and 2025 and the long-term and annual equity compensation awards established in 2026, the number of shares to be earned depends on the satisfaction of performance based or market based conditions, which may range from zero to 167,472.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$31,358	31,358	1,007	1,007
Interest rate swap assets	11,730	11,730	10,500	10,500
Financial Liabilities:
Unsecured bank credit facilities — Variable rate (2)	—	—	18,845	18,883
Unsecured debt (2)	1,615,000	1,549,954	1,615,000	1,548,414
Interest rate swap liabilities	1,394	1,394	2,143	2,143
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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The guidance makes targeted amendments to the hedge accounting model to better align accounting results with an entity’s risk management activities. The amendments affect, among other areas, (i) the assessment of similar risk exposure for groups of forecasted transactions in cash flow hedges, (ii) cash flow hedges of forecasted interest payments on “choose-your-rate” debt instruments, (iii) cash flow hedges of nonfinancial forecasted transactions, (iv) the use of certain options as hedging instruments, and (v) certain dual-hedge strategies involving foreign-currency-denominated debt. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments are required to be applied prospectively, with certain transition provisions available for existing hedging relationships. The Company does not expect the adoption to have a material impact on its consolidated financial position or results of operations; however, the guidance may affect the Company’s hedge documentation, hedge effectiveness assessments, and related disclosures.

(22) SUBSEQUENT EVENTS
Subsequent to March 31, 2026, EastGroup sold Beach Commerce Center, a 46,000 square foot building in Jacksonville, for approximately $7,000,000. The Company expects to record a gain on the sale in the three months ended June 30, 2026.

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
•potentially catastrophic events, such as escalation or expansion of the war in the Middle East, other acts of war, civil unrest or terrorism; and
•environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as such factors may be updated from time to time in the Company’s periodic filings and current reports filed with the Securities and Exchange Commission.

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

As of March 31, 2026, EastGroup owned 556 industrial properties in 12 states. As of that same date, the Company’s portfolio, including development projects and value-add properties in lease-up and under construction, included approximately 65,400,000 square feet consisting of 516 business distribution properties containing 59,500,000 square feet, 19 bulk distribution properties containing 5,100,000 square feet, and 21 business service properties containing 800,000 square feet.

During the three months ended March 31, 2026, economic uncertainty and stock market volatility continued due to a number of factors, including persistent inflation, interest rate uncertainty, concerns about tariffs, supply chain or trade disruptions and geopolitical conflict. While these factors did not have a significant adverse impact on EastGroup during the three months ended March 31, 2026, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company's leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor inflation and interest rates, as well as direct and indirect impacts resulting from the uncertainty related to, or changes to, the overall regulatory and economic environment and from ongoing conflict in the Middle East.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms.
During the three months ended March 31, 2026, EastGroup sold, and subsequently settled the issuance of, 365,620 shares of common stock directly through sales agents under its at-the-market (“ATM”) common stock offering program at a weighted average price of $191.46 per share, providing aggregate net proceeds to the Company of $69,300,000.

During the three months ended March 31, 2026, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under its ATM common stock offering program with respect to 252,136 shares of common stock with an initial weighted average forward price of $196.16 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time we entered into forward equity sale agreements.

EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary source of revenue is rental income.  During the three months ended March 31, 2026, EastGroup executed new and renewal leases on 2,048,000 square feet (representing 3.3% of the operating portfolio’s total square footage of 61,901,000). For new and renewal leases signed during the first three months of 2026, average rental rates increased by 36.8%, as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $1.77 for the three months ended March 31, 2026, compared to $1.14 for the same period of 2025, a 55.3% increase. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”), Excluding Income from Lease Terminations, from same properties (defined as operating properties owned during the entire period from January 1, 2025 through March 31, 2026), increased 7.5% for the three months ended March 31, 2026, as compared to the same period in 2025.

EastGroup’s operating portfolio was 96.5% leased and 95.9% occupied as of March 31, 2026, compared to 97.3% and 96.5%, respectively, at March 31, 2025.  As of April 21, 2026, the operating portfolio was 96.4% leased and 95.7% occupied. As of March 31, 2026, leases approximating 8.2% of the operating portfolio, based on a percentage of annualized base rent, were scheduled to expire during the remainder of 2026. This percentage was reduced to 7.1% as of April 21, 2026.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the three months ended March 31, 2026, the Company began construction of four development projects containing 586,000 square feet in four markets.  EastGroup also transferred two development projects (562,000 square feet) in two markets from Development and value-add properties to Real estate properties, with costs of $68,845,000 at the date of transfer. As of March 31, 2026, EastGroup’s development and value-add program consisted of 19 projects (3,497,000 square feet) located in 13 markets. The projected total investment for the development projects, which were collectively 30.1% leased as of April 21, 2026, is $508,100,000, of which $186,807,000 remained to be invested as of March 31, 2026.

During the three months ended March 31, 2026, EastGroup acquired an operating property in Jacksonville, containing 177,000 square feet for $38,130,000. There were no value-add property acquisitions during the period.

During the three months ended March 31, 2026, EastGroup sold a 398,000 square foot operating property in Fresno, generating gross sales proceeds of $37,000,000. The Company recognized $24,885,000 in Gain on sales of real estate investments during the three months ended March 31, 2026.

The Company typically funds its development and acquisition programs through its $675,000,000 unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In February 2026, Moody’s Ratings upgraded EastGroup’s issuer rating to Baa1, outlook stable from Baa2, outlook positive. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. The Company may also access the public debt or convertible bond markets in the future as a means to raise capital.

Investors and industry analysts following the real estate industry primarily utilize two supplemental operating performance measures in analyzing the Company’s operating results: (i) funds from operations (“FFO”) attributable to common stockholders and (ii) PNOI.

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

EastGroup sometimes refers to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI, Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current and prior year reporting periods. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three months ended March 31, 2026, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2025 through March 31, 2026. The Company presents Same PNOI and Same PNOI, Excluding Income from Lease Terminations, as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

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

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI, Excluding Income from Lease Terminations, for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
NET INCOME	$94,624	59,437
Gain on sales of real estate investments	(24,885)	—
Gain on involuntary conversion and business interruption claims	(1,950)	(1,763)
Interest income	(195)	(232)
Other	(22)	(42)
Indirect leasing costs	225	263
Depreciation and amortization	55,497	52,520
Company’s share of depreciation from unconsolidated investment	31	31
Interest expense	9,079	8,025
General and administrative expense	7,616	7,954
Noncontrolling interest in PNOI of consolidated joint ventures	—	(15)
PROPERTY NET OPERATING INCOME (“PNOI”)	140,020	126,178
PNOI from 2025 and 2026 acquisitions	(2,658)	—
PNOI from 2025 and 2026 development and value-add properties	(4,487)	(1,784)
PNOI from 2025 and 2026 operating property dispositions	(269)	(634)
Other PNOI	195	258
SAME PNOI	132,801	124,018
Lease termination fee income from same properties	(43)	(539)
SAME PNOI, EXCLUDING INCOME FROM LEASE TERMINATIONS	$132,758	123,479

PNOI was calculated as follows for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Income from real estate operations	$190,234	172,644
Expenses from real estate operations	(50,523)	(46,760)
Noncontrolling interest in PNOI of consolidated joint ventures	—	(15)
PNOI from 50% owned unconsolidated investment	309	309
PROPERTY NET OPERATING INCOME (“PNOI”)	$140,020	126,178

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

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$94,624	59,423
Depreciation and amortization	55,497	52,520
Company’s share of depreciation from unconsolidated investment	31	31
Depreciation and amortization attributable to noncontrolling interest	(1)	(1)
Gain on sales of real estate investments	(24,885)	—
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS	125,266	111,973
Gain on involuntary conversion and business interruption claims	(1,950)	(1,763)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS, EXCLUDING GAIN ON INVOLUNTARY CONVERSION AND BUSINESS INTERRUPTION CLAIMS	$123,316	110,210
Net income attributable to common stockholders per diluted share	$1.77	1.14
FFO attributable to common stockholders per diluted share	$2.34	2.15
FFO attributable to common stockholders per diluted share, excluding gain on involuntary conversion and business interruption claims	$2.30	2.12
Diluted shares for earnings per share and funds from operations per share	53,546	52,028

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2026 was $94,624,000 ($1.77 per basic and diluted share), compared to $59,423,000 ($1.14 per basic and diluted share) for the same period in 2025. See Results of Operations for further analysis.

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year. For the three months ended March 31, 2026, FFO was $2.34 per diluted share compared with $2.15 per diluted share for the same period of 2025, an increase of 8.8%. FFO increased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to the increase in PNOI, partially offset by an increase in interest expense.

•For the three months ended March 31, 2026, PNOI increased by $13,842,000, or 11.0%, as compared to the same period in 2025. PNOI increased $8,783,000 from same property operations, $2,703,000 from newly developed and value-add properties and $2,658,000 from 2025 and 2026 acquisitions.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire period from January 1, 2025 through March 31, 2026. Same PNOI, excluding income from lease terminations, increased 7.5% for the three months ended March 31, 2026, as compared to the same period in 2025.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2025 through March 31, 2026). Same property average occupancy was 97.3% for the three months ended March 31, 2026, compared to 96.1% for the same period of 2025.

•The same property average rental rate calculated in accordance with GAAP represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2025 through March 31, 2026). The same property average rental rate was $9.26 per square foot for the three months ended March 31, 2026, compared to $8.62 per square foot for the same period of 2025.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at March 31, 2026 was 95.9%.  Quarter-end occupancy ranged from 95.9% to 96.5% over the previous four quarters ended March 31, 2025 to December 31, 2025.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (3.3% of the operating portfolio’s total square footage) averaged 36.8% for the three months ended March 31, 2026.

FINANCIAL CONDITION

EastGroup’s Total Assets were $5,490,264,000 at March 31, 2026, an increase of $58,457,000 from December 31, 2025.  Total Liabilities decreased $21,935,000 to $1,913,284,000, and Total Equity increased $80,392,000 to $3,576,980,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real estate properties increased $74,135,000 during the three months ended March 31, 2026, primarily due to: (i) the transfer of projects from Development and value-add properties to Real estate properties; (ii) the acquisition of an operating property; (iii) capital improvements at the Company’s properties; and (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. The increases were partially offset by the sale of an operating property, the transfer of one property from Real estate properties to Development and value-add properties and the reclassification of one property from Real estate properties to Real estate assets held for sale.

During the three months ended March 31, 2026, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2026	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)
Legend Point Logistics Crossing 2 & 3	Jacksonville, FL	177,000	02/18/2026	$38,130
(1)Cost is calculated in accordance with FASB ASC 805 and represents the sum of the purchase price, closing costs and capitalized acquisition costs.
(2)Operating properties are defined as stabilized real estate properties (land including buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets. Excludes acquired development land as discussed below.

There were no acquisitions of value-add properties or development land during the three months ended March 31, 2026.

During the three months ended March 31, 2026, EastGroup sold a 398,000 square foot operating property in Fresno, generating gross sales proceeds of $37,000,000. The Company recognized $24,885,000 in Gain on sales of real estate investments during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company made capital improvements of $13,888,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $2,233,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

Development and value-add properties at March 31, 2026 consisted of projects in lease-up and under construction of $321,293,000 and prospective development (primarily land) of $377,119,000.  The Company’s total investment in Development and value-add properties at March 31, 2026 was $698,412,000 compared to $710,200,000 at December 31, 2025. The decrease in Development and value-add properties was primarily due to the transfer of two development and value-add projects to Real estate properties during the three months ended March 31, 2026 with a total investment of $68,845,000 as of the date of transfer.

Total capital invested for development during the first three months of 2026 was $45,312,000, which consisted of improvement costs of $43,079,000 on development and value-add properties and costs of $2,233,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs). The Company capitalized internal development costs of $2,339,000 for the three months ended March 31, 2026, compared to $1,954,000 for the same period of 2025. The increase was due to variations in timing and volume of development projects under construction.

A summary of the Company's Development and Value-Add Properties for the three months ended March 31, 2026 follows:

	Actual or Estimated Building Size	Cumulative Costs Incurred as of 3/31/2026		Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	1,734,000	$229,011		$254,600
Under construction	1,763,000	92,282		253,500
Total lease-up and under construction	3,497,000	321,293		$508,100
Prospective development (primarily land)	11,365,000	377,119
Total Development and value-add properties as of March 31, 2026	14,862,000	$698,412

Total Development and value-add properties transferred to Real estate properties during the three months ended March 31, 2026	562,000	$68,845	(1)

(1)Represents cumulative costs at the date of transfer.

Accumulated depreciation on real estate, development and value-add properties increased $24,836,000 during the three months ended March 31, 2026, primarily due to depreciation expense of $45,199,000 partially offset by the sale of an operating property, the reclassification of one property from Real estate properties to Real estate assets held for sale and write-offs of fully depreciated assets.

Cash and cash equivalents increased $30,351,000 during the three months ended March 31, 2026. Refer to the Consolidated Statements of Cash Flows and Liquidity and Capital Resources for further details.

Other assets, net decreased $10,635,000 during the three months ended March 31, 2026.  See Note 9 in the Notes to Consolidated Financial Statements for further details.

Liabilities
Unsecured bank credit facilities, net of debt issuance costs decreased $18,596,000 during the three months ended March 31, 2026, primarily due to repayments of $130,472,000, partially offset by borrowings of $111,627,000. The Company’s credit facilities are described in greater detail in Liquidity and Capital Resources.

Unsecured debt, net of debt issuance costs increased $277,000 during the three months ended March 31, 2026, primarily due to debt issuance cost activity during the period. The borrowings and repayments on Unsecured debt, net of debt issuance costs are described in greater detail under Liquidity and Capital Resources.

Accounts payable and accrued expenses decreased $531,000 during the three months ended March 31, 2026.  Refer to Note 11 in the Notes to Consolidated Financial Statements for further details.

Other liabilities decreased $3,085,000 during the three months ended March 31, 2026.  Refer to Note 12 in the Notes to Consolidated Financial Statements for further details.

Equity
Additional paid-in capital increased $67,406,000 during the three months ended March 31, 2026, primarily due to the issuance of common stock under the Company’s ATM program (as discussed in Note 16 in the Notes to Consolidated Financial Statements) and activity related to stock-based compensation (as discussed in Note 17 in the Notes to Consolidated Financial Statements).

Distributions in excess of earnings decreased $11,007,000 during the three months ended March 31, 2026, as a result of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $94,624,000 exceeding dividends on common stock of $83,617,000.

Accumulated other comprehensive income increased $1,979,000 during the three months ended March 31, 2026. The increase resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges) which are further discussed in Notes 13 and 14 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three months ended March 31, 2026 was $94,624,000 ($1.77 per basic and diluted share), compared to $59,423,000 ($1.14 per basic and diluted share) for the same period in 2025. The following paragraphs provide further details with respect to these changes:

•PNOI was $140,020,000 ($2.61 per diluted share) for the three months ended March 31, 2026, compared to $126,178,000 ($2.43 per diluted share) during the same period of 2025. PNOI increased $8,783,000 from same property operations, $2,703,000 from newly developed and value-add properties and $2,658,000 from 2025 and 2026 acquisitions. Income recognized from straight-lining of rent decreased by $389,000 for the three months ended March 31, 2026, as compared to the same period of 2025.

•EastGroup recognized Gains on sales of real estate investments of $24,885,000 ($0.46 per diluted share) during the three months ended March 31, 2026. The Company had no operating property sales during the three months ended March 31, 2025. The Company’s 2025 and 2026 sales transactions are described in Note 8 of the Notes to Consolidated Financial Statements.

•Depreciation and amortization was $55,497,000 ($1.04 per diluted share) and $52,520,000 ($1.01 per diluted share) during the three months ended March 31, 2026 and 2025, respectively. The increase is primarily due to the operating properties acquired by the Company in 2025 and 2026 and the properties transferred from Development and value-add properties in 2025 and 2026, partially offset by operating properties sold in 2025 and 2026.

•Interest expense recognized was $9,079,000 ($0.17 per diluted share) and $8,025,000 ($0.15 per diluted share) during the three months ended March 31, 2026 and 2025, respectively, which was an increase of $0.02 per share. Refer to the table below for additional details.

•Weighted average shares outstanding increased by 1,518,000 shares on a diluted basis for the three months ended March 31, 2026, as compared to the same period of 2025. The increase is primarily due to issuance of shares through common stock offerings, as discussed in Liquidity and Capital Resources.

EastGroup entered into 26 leases with certain rent concessions on 836,000 square feet during the three months ended March 31, 2026, with total rent concessions of $2,195,000 over the terms of the leases. During the same period of 2025, the Company entered into 39 leases with certain rent concessions on 1,360,000 square feet with total rent concessions of $3,161,000 over the terms of the leases.

The Company’s percentage of leased square footage for the operating portfolio was 96.5% at March 31, 2026, compared to 97.3% at March 31, 2025.  Occupancy for the Company’s operating portfolio at March 31, 2026 was 95.9% compared to 96.5% at March 31, 2025.

The following table presents the components of Interest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest — variable rate (excluding amortization of facility fees and debt issuance costs)	$453	11	442
Amortization of facility fees — Unsecured bank credit facilities	234	244	(10)
Amortization of debt issuance costs — Unsecured bank credit facilities	264	265	(1)
Total variable rate interest expense	951	520	431
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (excluding amortization of debt issuance costs) (1)	13,770	12,464	1,306
Amortization of debt issuance costs — Unsecured debt	281	201	80
Total fixed rate interest expense	14,051	12,665	1,386
Total interest	15,002	13,185	1,817
Less capitalized interest	(5,923)	(5,160)	(763)
TOTAL INTEREST EXPENSE	$9,079	8,025	1,054
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 14 in the Notes to Consolidated Financial Statements.

The Company’s variable rate interest expense increased by $431,000 for the three months ended March 31, 2026, as compared to the same period in 2025. The increase was primarily due to an increase in average borrowings, partially offset by a decrease in the Company’s weighted average variable interest rates, as shown in the following table:

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities — Variable rate	$41,561	820	40,741
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	4.41%	5.24%

The Company’s fixed rate interest expense increased by $1,386,000 for the three months ended March 31, 2026, as compared to the same period in 2025, primarily as a result of new unsecured debt obtained during the year ended December 31, 2025:

NEW UNSECURED DEBT IN 2025	Margin	Effectively Fixed Interest Rate	Date Obtained	Maturity Date	Principal Amount
					(In thousands)
$100 Million Senior Unsecured Term Loan (1)	0.85%	4.11%	11/19/2025	04/30/2030	$100,000
$150 Million Senior Unsecured Term Loan (1)	0.85%	4.15%	11/19/2025	03/14/2031	150,000
Weighted Average Interest Rate/Total Principal Amount for 2025		4.13%			$250,000

(1)The interest rate on this unsecured term loan is comprised of Daily Secured Overnight Financing Rate (“SOFR”) plus a margin which is subject to a pricing grid for changes in the Company’s coverage ratings. The Company entered into interest rate swap agreements (further described in Note 14 in the Notes to Consolidated Financial Statements) to convert the loan’s SOFR rate to an effectively fixed interest rate. The interest rate in the table above is the effectively fixed interest rate for the loan, including the effect of the interest rate swaps, as of March 31, 2026.

The increase in fixed rate interest expense was partially offset by unsecured debt repayments during the year ended December 31, 2025:

UNSECURED DEBT REPAID IN 2025	Interest Rate	Date Repaid	Payoff Amount
			(In thousands)
$50 Million Senior Unsecured Term Loan	1.58%	03/18/2025	$50,000
$20 Million Senior Unsecured Notes	3.80%	08/28/2025	20,000
$25 Million Senior Unsecured Notes	3.97%	10/01/2025	25,000
$50 Million Senior Unsecured Notes	3.99%	10/07/2025	50,000
Weighted Average Effectively Fixed Interest Rate and Total Payoff Amount for 2025	3.13%		$145,000

EastGroup did not obtain, repay or refinance any unsecured debt during the first three months of 2026. In November 2025, the Company entered into amendments related to five senior unsecured term loans totaling $475,000,000, which reduced the credit spread by 10 basis points on each loan. EastGroup’s financing and debt maturities are further described in Liquidity and Capital Resources.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased by $763,000 during the three months ended March 31, 2026, as compared to the same period of 2025, due to changes in development activity and spending.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three months ended March 31, 2026 and 2025 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2026	2025
		(In thousands)
Upgrade on acquisitions	40 years	$41	52
Tenant improvements:
New tenants	Lease term	3,873	5,507
Renewal tenants	Lease term	1,663	1,411
Building improvements	5-40 years	2,109	5,532
Roofs	5-15 years	3,307	5,793
Parking lots	3-5 years	2,074	800
Other	5 years	821	1,158
Total real estate improvements (1)		$13,888	20,253

(1)Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Total real estate improvements	$13,888	20,253
Change in real estate property payables	1,261	(1,356)
Change in construction in progress	474	898
Real estate improvements on the Consolidated Statements of Cash Flows	$15,623	19,795

Capitalized Leasing Costs
The Company’s leasing costs (principally third party commissions) are capitalized and included in Other assets, net. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three months ended March 31, 2026 and 2025 were as follows:

		Three Months Ended March 31,
	Estimated Useful Life	2026	2025
		(In thousands)
Development and value-add	Lease term	$1,509	2,087
New tenants	Lease term	1,564	4,414
Renewal tenants	Lease term	3,018	4,068
Total capitalized leasing costs (1)		$6,091	10,569
Amortization of leasing costs		$7,254	6,994

(1)Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Total capitalized leasing costs	$6,091	10,569
Change in leasing commissions payables	1,073	516
Leasing commissions on the Consolidated Statements of Cash Flows	$7,164	11,085

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in the coming year to be consistent in nature with those for the three months ended March 31, 2026.

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

As of March 31, 2026, EastGroup had total immediate liquidity of approximately $755,480,000 comprised of $31,358,000 of cash and cash equivalents, $674,663,000 of availability on unsecured credit facilities, and approximately $49,459,000 of gross proceeds available on our outstanding forward equity sale agreements. See further details discussed below.

Net cash provided by operating activities was $142,346,000 for the three months ended March 31, 2026.  The primary other sources of cash were borrowings on unsecured bank credit facilities, proceeds from common stock offerings and net proceeds from sales of real estate investments and non-operating real estate.  The Company distributed $83,684,000 in common stock dividends during the three months ended March 31, 2026.  Other primary uses of cash were for repayments on unsecured bank credit facilities; the construction and development of properties; purchases of real estate properties; and capital improvements at various properties.

As of March 31, 2026, the Company was contractually obligated to pay the dividend declared in March 2026, which was paid in April 2026. An amount for dividends payable of $84,658,000 was included in Accounts payable and accrued expenses at March 31, 2026, which includes dividends payable on unvested restricted stock of $1,470,000, which are subject to continued service and will be paid upon vesting in future periods.

Scheduled principal payments on long-term debt, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of March 31, 2026, are as follows:

MATURITY DATES	Weighted Average Interest Rate (1)	Principal Payments Maturing
		(In thousands)
October 10, 2026	1.98%	$100,000
December 15, 2026	3.75%	40,000
March 25, 2027	1.70%	100,000
August 31, 2027	3.89%	75,000
Year 2028	3.04%	160,000
Year 2029	3.88%	155,000
Year 2030	3.83%	300,000
Year 2031 and beyond	3.63%	685,000
Total Unsecured Debt	3.43%	$1,615,000

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt (primarily unsecured), and/or proceeds from the issuance of equity.

The Company has a $625,000,000 unsecured bank credit facility with a group of 10 banks, which has a maturity date of July 31, 2028. As of March 31, 2026, the interest rate was 4.403% with no outstanding balance. The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028. As of March 31, 2026, the interest rate was 4.405% with no outstanding balance. The Company’s unsecured bank credit facilities are further discussed in Note 10 in the Notes to Consolidated Financial Statements.

In February 2026, Moody’s Ratings upgraded EastGroup's issuer rating to Baa1, outlook stable from Baa2, outlook positive. For both unsecured bank credit facilities, the margin and facility fee are subject to changes in the Company's credit ratings.

On December 5, 2025, we established an ATM common stock offering program pursuant to which we are able to sell, from time to time, shares of our common stock having an aggregate gross sales price of up to $1,000,000,000 (the “Current ATM Program”). The Current ATM Program replaced our previous $1,000,000,000 ATM program, which was established on October 25, 2024, under which we had sold shares of our common stock having an aggregate gross sales price of $479,899,000 through December 5, 2025.

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

During the three months ended March 31, 2026, EastGroup sold, and subsequently settled the issuance of, 365,620 shares of common stock directly through sales agents under its Current ATM program at a weighted average price of $191.46 per share, providing aggregate net proceeds to the Company of $69,300,000.

During the three months ended March 31, 2026, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under the Current ATM Program with respect to 252,136 shares of common stock with an initial weighted average forward price of $196.16 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward equity sale agreements.

As of April 21, 2026, the Company had 252,136 shares of common stock, or approximately $48,914,000 of net proceeds, based on a weighted average forward price of $194.00 per share, available for settlement prior to the applicable settlement period expirations in March 2027. Also as of April 21, 2026, approximately $880,541,000 of common stock remains available to be sold under the Current ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2025, did not materially change during the three months ended March 31, 2026.

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

The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of March 31, 2026.

	April – December 2026	2027	2028		2029	2030	Thereafter	Total	Fair Value
Unsecured bank credit facilities — Variable rate (in thousands)	$—	—	—	(1)	—	—	—	—	—	(2)
Weighted average interest rate	—	—	4.40%	(3)	—	—	—	4.40%
Unsecured debt — Fixed rate (in thousands)	$140,000	175,000	160,000		155,000	300,000	685,000	1,615,000	1,549,954	(4)
Weighted average interest rate	2.49%	2.64%	3.04%		3.88%	3.83%	3.63%	3.43%

(1)The variable-rate unsecured bank credit facilities mature in July 2028 and, as of March 31, 2026, have zero drawn on both the $625,000,000 unsecured bank credit facility and the $50,000,000 unsecured bank credit facility. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of March 31, 2026.
(4)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of March 31, 2026, it does not consider those exposures or positions that could arise after that date.  Assuming there was a $100,000,000 balance on the unsecured bank credit facilities, and if interest rates change by 10% or approximately 44 basis points, interest expense and cash flows would increase or decrease by approximately $440,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s first fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS.

There have been no material changes to the risk factors disclosed in EastGroup’s Form 10-K for the year ended December 31, 2025, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2026 through January 31, 2026 (1)	14,594	$178.14	—	—
February 1, 2026 through February 28, 2026 (1)	18,507	190.92	—	—
March 1, 2026 through March 31, 2026 (1)	40	195.46	—	—
Total	33,141	$185.30	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock or the vesting of shares of restricted stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into, this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026:

Exhibit Number	Description
10.1
Form of Severance and Change in Control Agreement, entered into by and between the Company and Michelle Rayner (incorporated by reference to exhibit 10.9 to the Company’s Annual Report on Form 10-K filed February 11, 2026).

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

Date:  April 22, 2026

EASTGROUP PROPERTIES, INC.

/s/ MICHELLE RAYNER
Michelle Rayner
Senior Vice President and Chief Accounting Officer

/s/ STACI H. TYLER
Staci H. Tyler
Executive Vice President, Chief Financial Officer and Treasurer