Form 10-Q
period 2026-09-30
EASTGROUP PROPERTIES INC
filed 2026-10-21
CIK 49600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
or

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
Yes ☐ No ☒

The number of shares of common stock, $0.0001 par value, outstanding as of October 20, 2026 was 53,774,645.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I.      FINANCIAL INFORMATION.

ITEM 1.      FINANCIAL STATEMENTS.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
	(In thousands, except share and per share data)
ASSETS
Real estate properties	$6,272,405	5,989,788
Development and value-add properties	779,484	710,200
	7,051,889	6,699,988
Accumulated depreciation	(1,698,974)	(1,583,532)
	5,352,915	5,116,456

Unconsolidated investment	6,539	7,007
Cash and cash equivalents	284	1,007
Restricted cash	82,970	—
Other assets, net	334,366	307,337
TOTAL ASSETS	$5,777,074	5,431,807

LIABILITIES AND EQUITY

LIABILITIES
Unsecured bank credit facilities, net of debt issuance costs	$194,692	16,249
Unsecured debt, net of debt issuance costs	1,611,864	1,611,026
Accounts payable and accrued expenses	262,660	169,945
Other liabilities	135,346	137,999
Total Liabilities	2,204,562	1,935,219

EQUITY
Stockholders’ Equity:
Common shares; $0.0001 par value; 70,000,000 shares authorized; 53,773,403 shares issued and outstanding at September 30, 2026 and 53,348,800 at December 31, 2025	5	5
Excess shares; $0.0001 par value; 30,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	4,020,725	3,946,792
Distributions in excess of earnings	(471,910)	(458,953)
Accumulated other comprehensive income	23,289	8,357
Total Stockholders’ Equity	3,572,109	3,496,201
Noncontrolling interest in joint ventures	403	387
Total Equity	3,572,512	3,496,588
TOTAL LIABILITIES AND EQUITY	$5,777,074	5,431,807

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
REVENUES
Income from real estate operations	$199,400	182,089	582,926	531,989
Other revenue	37	47	98	1,882
	199,437	182,136	583,024	533,871
EXPENSES
Expenses from real estate operations	51,818	48,004	153,025	143,127
Depreciation and amortization	58,206	54,131	170,109	159,663
General and administrative	6,251	5,607	21,074	18,851
Indirect leasing costs	251	199	707	633
	116,526	107,941	344,915	322,274
OTHER INCOME (EXPENSE)
Interest expense	(9,617)	(7,685)	(27,686)	(23,400)
Gain on sales of real estate investments	—	—	30,074	—
Other income	5,086	447	8,030	1,510
NET INCOME	78,380	66,957	248,527	189,707
Net income attributable to noncontrolling interest in joint ventures	—	(14)	—	(42)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	78,380	66,943	248,527	189,665
Other comprehensive income (loss) — Interest rate swaps	9,527	(2,139)	14,932	(13,202)
TOTAL COMPREHENSIVE INCOME	$87,907	64,804	263,459	176,463
BASIC PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.46	1.26	4.64	3.61
Weighted average shares outstanding — Basic	53,675	53,159	53,599	52,544
DILUTED PER COMMON SHARE DATA FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Net income attributable to common stockholders	$1.46	1.26	4.63	3.60
Weighted average shares outstanding — Diluted	53,844	53,264	53,724	52,624

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
For the nine months ended September 30, 2026:

	Common Shares	Additional Paid-In Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest in Joint Ventures	Total
	(In thousands, except share and per share data)
BALANCE, DECEMBER 31, 2025	$5	3,946,792	(458,953)	8,357	387	3,496,588
Net income	—	—	94,624	—	—	94,624
Net unrealized change in fair value of interest rate swaps	—	—	—	1,979	—	1,979
Common dividends declared — $1.55 per share	—	—	(83,617)	—	—	(83,617)
Stock-based compensation, net of forfeitures	—	4,658	—	—	—	4,658
Issuance of 365,620 common shares — Common stock offering, net of costs	—	68,889	—	—	—	68,889
Withheld 33,101 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock	—	(6,133)	—	—	—	(6,133)
Withheld 40 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(8)	—	—	—	(8)
BALANCE, MARCH 31, 2026	5	4,014,198	(447,946)	10,336	387	3,576,980
Net income	—	—	75,523	—	—	75,523
Net unrealized change in fair value of interest rate swaps	—	—	—	3,426	—	3,426
Common dividends declared — $1.55 per share	—	—	(83,492)	—	—	(83,492)
Stock-based compensation, net of forfeitures	—	3,020	—	—	—	3,020
Issuance costs related to common stock offering	—	(56)	—	—	—	(56)
Withheld 95 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(19)	—	—	—	(19)
Contributions from noncontrolling interest	—	—	—	—	16	16
BALANCE, JUNE 30, 2026	5	4,017,143	(455,915)	13,762	403	3,575,398
Net income	—	—	78,380	—	—	78,380
Net unrealized change in fair value of interest rate swaps	—	—	—	9,527	—	9,527
Common dividends declared — $1.75 per share	—	—	(94,375)	—	—	(94,375)
Stock-based compensation, net of forfeitures	—	3,640	—	—	—	3,640
Issuance costs related to common stock offering	—	(50)	—	—	—	(50)
Withheld 39 shares of common stock to satisfy tax withholding obligations in connection with the issuance of common stock	—	(8)	—	—	—	(8)
BALANCE, SEPTEMBER 30, 2026	$5	4,020,725	(471,910)	23,289	403	3,572,512

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

See accompanying Notes to Consolidated Financial Statements (unaudited).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
OPERATING ACTIVITIES
Net income	$248,527	189,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,109	159,663
Stock-based compensation expense	10,027	9,165
Gain on sales of real estate investments	(30,074)	—
Gain on sales of non-operating real estate	(4,709)	—
Gain on involuntary conversion and business interruption claims	(1,950)	(1,763)
Changes in operating assets and liabilities:
Accrued income and other assets	4,360	(11,099)
Accounts payable, accrued expenses and prepaid rent	79,667	68,465
Other	2,097	1,848
NET CASH PROVIDED BY OPERATING ACTIVITIES	478,054	415,986
INVESTING ACTIVITIES
Development and value-add properties	(215,438)	(242,121)
Purchases of real estate properties	(148,086)	(121,965)
Real estate improvements	(44,958)	(62,648)
Net proceeds from sales of real estate investments and non-operating real estate	56,275	3,371
Leasing commissions	(31,888)	(25,978)
Proceeds from involuntary conversion on real estate assets	2,143	3,099
Changes in accrued development costs	1,233	(1,463)
Changes in other assets and other liabilities	(5,270)	2,547
NET CASH USED IN INVESTING ACTIVITIES	(385,989)	(445,158)
FINANCING ACTIVITIES
Proceeds from unsecured bank credit facilities	436,738	136,191
Repayments on unsecured bank credit facilities	(259,048)	(91,191)
Repayments on unsecured debt	—	(70,000)
Debt issuance costs	(45)	(116)
Distributions paid to stockholders (not including dividends accrued)	(250,099)	(219,955)
Proceeds from common stock offerings	69,300	264,071
Common stock offering related costs	(517)	(147)
Other	(6,147)	(4,229)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,818)	14,624
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	82,247	(14,548)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,007	17,529
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$83,254	2,981
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $17,616 and $15,889 for 2026 and 2025, respectively	$21,462	17,587
Cash paid for operating lease liabilities	2,785	2,690
NON-CASH OPERATING ACTIVITY
Operating lease liabilities arising from obtaining right of use assets	$848	—
SUPPLEMENTAL NON-CASH BALANCES AT END OF PERIOD
Development costs payable	$14,215	15,818
Retainage payable	9,261	10,027
Real estate improvements and capitalized leasing costs payable	9,353	8,420
Dividends payable	96,110	84,341

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

(2)PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of EastGroup, its wholly owned subsidiaries and any joint ventures in which the Company has a controlling interest. All significant intercompany transactions and accounts have been eliminated in consolidation.

As of September 30, 2026 and December 31, 2025, EastGroup held a controlling interest in two joint venture arrangements. The Company had a 95% controlling interest in a joint venture arrangement owning a property in San Diego, known by the Company as Miramar Business Center. The Company also had a 99.5% controlling interest in a joint venture arrangement owning a property in Denver, known by the Company as Arista 36 Business Park 1-3.

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

(4)LEASE REVENUE
The Company’s primary source of revenue is rental income from business distribution space. The table below presents the components of Income from real estate operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Lease income — Operating leases	$151,547	137,713	442,526	401,506
Variable lease income (1)	47,853	44,376	140,400	130,483
Income from real estate operations	$199,400	182,089	582,926	531,989

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Statements of Income and Comprehensive Income: Income from real estate operations, Expenses from real estate operations, General and administrative and Interest expense.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows (including estimated future expenditures necessary to substantially complete the asset) expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the nine month periods ended September 30, 2026 and 2025, the Company did not identify any impairment charges which should be recorded.

Depreciation of buildings and other improvements is computed using the straight-line method over estimated useful lives of generally 40 years for buildings and 3 to 15 years for improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.  Depreciation expense was $47,245,000 and $138,346,000 for the three and nine months ended September 30, 2026, respectively, and $43,928,000 and $129,329,000 for the same periods in 2025.

The Company’s Real estate properties and Development and value-add properties at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Real estate properties:
Land	$977,318	951,787
Buildings and building improvements	4,395,270	4,173,416
Tenant and other improvements	867,289	829,609
Right of use assets — Ground leases (operating) (1)	32,528	34,976
Development and value-add properties (2)	779,484	710,200
	7,051,889	6,699,988
Accumulated depreciation	(1,698,974)	(1,583,532)
	$5,352,915	5,116,456

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

(6)DEVELOPMENT AND VALUE-ADD PROPERTIES
Development and value-add properties consist of properties in lease-up, under construction, and prospective development (primarily land). Value-add properties are defined as properties that are either acquired but not stabilized or can be converted to a higher and better use. Properties meeting either of the following two conditions are considered value-add properties: (i) Less than 75% leased as of the acquisition date (or will be less than 75% leased within one year of the acquisition date based on near term lease roll), or (ii) 20% or greater of the cumulative gross cost of the property will be spent to redevelop the property. Properties qualifying under these conditions are included in Development and value-add properties in the quarter in which they are acquired, if condition (i) above is met, or (ii) when construction to redevelop begins.

Costs associated with development (i.e., land, construction costs, interest expense, property taxes and other costs associated with development) are aggregated into the total capitalized costs of the property.  Included in these costs are management’s estimates for the portions of internal costs (primarily personnel costs) deemed related to such development activities. The internal costs are allocated to specific development projects based on development activity. As the property becomes occupied, depreciation commences on the occupied portion of the building, and costs are capitalized only for the portion of the building that remains vacant. The Company transfers properties from Development and value-add properties to Real estate properties as follows: (i) for development properties, at the earlier of 90% occupancy or one year after completion of the shell construction, and (ii) for value-add properties, at the earlier of 90% occupancy or one year after acquisition or completion of redevelopment, as applicable. Upon the earlier of 90% occupancy or one year after completion of the shell construction/value-

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
add acquisition date, capitalization of development costs, including interest expense, property taxes and internal personnel costs, ceases and depreciation commences on the entire property (excluding the land).

(7)REAL ESTATE PROPERTY ACQUISITIONS AND ACQUIRED INTANGIBLES
Upon acquisition of real estate properties, EastGroup applies the principles of FASB ASC 805, Business Combinations. The FASB Codification provides a framework for determining whether transactions should be accounted for as acquisitions of assets or businesses. Under the guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. Criteria considered in grouping similar assets include geographic location, market and operational risks and the physical characteristics of the assets. EastGroup determined that its real estate property acquisitions in 2025 and the first nine months of 2026 are considered to be acquisitions of groups of similar identifiable assets; therefore, the acquisitions are not considered to be acquisitions of a business. In accordance with the accounting guidance for asset acquisitions, the Company capitalizes direct acquisition costs as part of the cost of the acquired assets, and, as a result, the Company capitalized acquisition costs related to its 2025 and 2026 acquisitions.

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

Net amortization of above and below market lease intangibles, which is included in Income from real estate operations, increased rental income by $1,568,000 and $4,692,000 for the three and nine months ended September 30, 2026, respectively, and $1,547,000 and $4,634,000 for the same periods in 2025. Amortization expense for in-place lease intangibles, which is included in Depreciation and amortization, was $3,323,000 and $9,336,000 for the three and nine months ended September 30, 2026, respectively, and $3,148,000 and $9,433,000 for the same periods in 2025.

During the nine months ended September 30, 2026, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2026	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)(3)
Legend Point Logistics Crossing 2 & 3	Jacksonville, FL	177,000	02/18/2026	$38,130
Airgate Mesa Corporate Center	Phoenix, AZ	143,000	07/16/2026	27,688
Harris Ridge Business Center	Austin, TX	388,000	07/23/2026	82,268
Total operating property acquisitions		708,000		$148,086
(1)Cost is calculated in accordance with FASB ASC 805 and represents the sum of the purchase price, closing costs and capitalized acquisition costs.
(2)Operating properties are defined as stabilized real estate properties (land, buildings and improvements) in the Company’s operating portfolio and are included in Real estate properties on the Consolidated Balance Sheets.
(3)Excludes acquired development land as discussed below.

There were no acquisitions of value-add properties during the nine months ended September 30, 2026.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the total consideration for the acquired assets and assumed liabilities in connection with the acquisitions identified in the table above which were acquired during the nine months ended September 30, 2026.

ACQUIRED ASSETS AND ASSUMED LIABILITIES IN 2026	Cost
(In thousands)
Land	$24,760
Buildings and building improvements	110,052
Tenant and other improvements	4,717
Total real estate properties acquired	139,529
In-place lease intangibles (1)	10,516
Above market lease intangibles (1)	226
Below market lease intangibles (2)	(2,185)
Total assets acquired, net of liabilities assumed	$148,086
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

The leases in the properties acquired during the nine months ended September 30, 2026 had a weighted average remaining lease term at acquisition of approximately 4.3 years.

Also during the nine months ended September 30, 2026, EastGroup purchased 107.3 acres of development land in three markets for $54,096,000.

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
(2)Operating properties are defined as stabilized real estate properties (land, buildings and improvements) in the Company’s operating portfolio; included in Real estate properties on the Consolidated Balance Sheets.
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

The Company periodically reviews the recoverability of goodwill (at least annually) and the recoverability of other intangibles (on a quarterly basis) for possible impairment.  No impairment of goodwill or other intangibles existed during the three and nine month periods ended September 30, 2026 and 2025.

(8)REAL ESTATE SOLD AND HELD FOR SALE
The Company considers a real estate property to be held for sale when it meets the criteria established under ASC 360, Property, Plant and Equipment, including when it is probable that the property will be sold within a year. Real estate properties held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell and are not depreciated while they are held for sale. The Company did not classify any properties as held for sale as of September 30, 2026 or December 31, 2025.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of Gain on sales of real estate investments for the nine months ended September 30, 2026 and the year ended December 31, 2025 follows:

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

The table above includes sales of operating properties. Gains on sales of non-operating real estate are included in Other income on the Consolidated Statements of Income and Comprehensive Income. During the nine months ended September 30, 2026, the Company also sold 6.9 acres of land in Miami for $14,250,000 and recognized a gain on the sale of $4,709,000. The Company did not sell any land during the year ended December 31, 2025.

The Company did not consider its sales in 2026 or 2025 to be disposals of a component of an entity or a group of components of an entity representing a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.

(9)RESTRICTED CASH

Cash held in escrow in connection with certain real estate acquisitions is included in Restricted Cash on the Consolidated Balance Sheets. These funds are restricted as to their use and are generally available only for payments associated with the closing of real estate acquisitions in accordance with the related transaction agreements. If the real estate transaction does not close, these funds would be returned to EastGroup.

The following table presents a reconciliation of Cash and cash equivalents and Restricted Cash reported on the Consolidated Balance Sheets to amounts reported on the Consolidated Statements of Cash Flows:

CASH, CASH EQUIVALENTS AND RESTRICTED CASH RECONCILIATION	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$284	1,007	2,981	17,529
Restricted cash	82,970	—	—	—
Cash, cash equivalents and restricted cash	$83,254	1,007	2,981	17,529

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10) OTHER ASSETS
A summary of the Company’s Other assets, net follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Leasing costs (principally commissions)	$209,203	191,527
Accumulated amortization of leasing costs	(81,490)	(73,553)
Leasing costs (principally commissions), net of accumulated amortization	127,713	117,974

Acquired in-place lease intangibles	63,961	64,619
Accumulated amortization of acquired in-place lease intangibles	(26,319)	(28,156)
Acquired in-place lease intangibles, net of accumulated amortization	37,642	36,463

Acquired above market lease intangibles	554	674
Accumulated amortization of acquired above market lease intangibles	(117)	(376)
Acquired above market lease intangibles, net of accumulated amortization	437	298

Straight-line rents receivable	112,381	100,949
Accounts receivable	6,836	11,875
Interest rate swap assets	23,289	10,500
Right of use assets — Office leases (operating)	2,100	1,666
Goodwill	990	990
Escrow deposits and prepaid costs for pending transactions	9,145	2,644
Prepaid insurance	7,060	5,728
Receivable for insurance proceeds	264	4,656
Prepaid expenses and other assets	6,509	13,594
Total Other assets, net	$334,366	307,337

(11) DEBT

The Company’s debt is detailed below:

	September 30, 2026	December 31, 2025
	(In thousands)
Unsecured bank credit facilities — Variable rate, carrying amount	$196,535	18,845
Unamortized debt issuance costs	(1,843)	(2,596)
Unsecured bank credit facilities, net of debt issuance costs	194,692	16,249

Unsecured debt — Fixed rate, carrying amount (1)	1,615,000	1,615,000
Unamortized debt issuance costs	(3,136)	(3,974)
Unsecured debt, net of debt issuance costs	1,611,864	1,611,026

Total unsecured debt, net of debt issuance costs	$1,806,556	1,627,275

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.

The Company has a $625,000,000 unsecured bank credit facility, with a group of 10 banks, which has a maturity date of July 31, 2028. The credit facility contains options for two six-month extensions (at the Company's election) and an additional $625,000,000 accordion (with agreement by all parties). The interest rate on each tranche is reset on a monthly basis and as of September 30, 2026, was Secured Overnight Financing Rate (“SOFR”) plus 73.5 basis points with an annual facility fee of 14 basis points. As of September 30, 2026, the Company had $165,000,000 of variable rate borrowings on this unsecured bank

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
credit facility and an interest rate of 4.635%. The Company has a $337,000 standby letter of credit pledged on this facility, which reduces borrowing capacity under the credit facility.

The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028, or such later date as designated by the bank; the Company also has two six-month extensions available if the extension options in the $625,000,000 facility are exercised. The interest rate is reset on a daily basis and as of September 30, 2026, was SOFR plus 77.5 basis points with an annual facility fee of 15 basis points. As of September 30, 2026, the interest rate was 4.675% with a balance of $31,535,000.

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

Scheduled principal payments, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of September 30, 2026, are as follows:

MATURITY DATES	Principal Payments Maturing
(In thousands)
2026 — Remainder of year (1)	$140,000
2027	175,000
2028	160,000
2029	155,000
2030	300,000
2031 and beyond	685,000
Total unsecured debt, before amortization of debt issuance costs	$1,615,000
(1)Refer to Note 23 in the Notes to Consolidated Financial Statements for details relating to a scheduled principal payment made subsequent to September 30, 2026.

(12) ACCOUNTS PAYABLE AND ACCRUED EXPENSES
A summary of the Company’s Accounts payable and accrued expenses follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Property taxes payable	$93,703	14,707
Development costs payable	14,215	15,919
Retainage payable	9,261	6,324
Real estate improvements and capitalized leasing costs payable	9,353	10,341
Interest payable	12,628	8,041
Dividends payable	96,110	84,725
Book overdraft (1)	8,747	9,052
Incentive compensation payable	7,924	8,614
Other payables and accrued expenses	10,719	12,222
Total Accounts payable and accrued expenses	$262,660	169,945
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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13) OTHER LIABILITIES
A summary of the Company’s Other liabilities follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Security deposits	$51,092	48,200
Prepaid rent and other deferred income	24,799	24,894
Operating lease liabilities — Ground leases	35,353	37,072
Operating lease liabilities — Office leases	2,124	1,688

Acquired below market lease intangibles	33,314	34,764
Accumulated amortization of below market lease intangibles	(12,515)	(11,371)
Acquired below market lease intangibles, net of accumulated amortization	20,799	23,393

Interest rate swap liabilities	—	2,143
Other liabilities	1,179	609
Total Other liabilities	$135,346	137,999

(14) COMPREHENSIVE INCOME
Total Comprehensive Income is comprised of net income plus all other changes in equity from non-owner sources and is presented on the Consolidated Statements of Income and Comprehensive Income. The components of Accumulated other comprehensive income are presented in the Company’s Consolidated Statements of Changes in Equity and are summarized below. See Note 15 for information regarding the Company’s interest rate swaps.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	$13,762	10,890	8,357	21,953
Other comprehensive income (loss) — Interest rate swaps	9,527	(2,139)	14,932	(13,202)
Balance at end of period	$23,289	8,751	23,289	8,751

(15) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

Specifically, the Company has entered into derivative instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the values of which are determined by interest rates. The Company’s derivative instruments, described below, are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of the Company’s borrowings.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2026, the Company had eight interest rate swaps outstanding, all of which are used to hedge the variable cash flows associated with unsecured loans. All of the Company’s interest rate swaps convert the related loans’ Term or Daily SOFR rate components to effectively fixed interest rates, and the Company has concluded that each of the hedging relationships is highly effective.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Other comprehensive income (loss) and are subsequently reclassified into earnings through Interest expense as interest payments are made or received on the Company’s variable-rate debt in the period that the hedged forecasted transaction affects earnings. The Company estimates that an additional $8,406,000 will be reclassified from Other comprehensive income (loss) as a decrease in Interest expense over the next twelve months.

The Company’s valuation methodology for over-the-counter (“OTC”) derivatives is to discount cash flows based on SOFR market data. Uncollateralized or partially-collateralized trades include appropriate economic adjustments for funding costs and credit risk. The Company calculates its derivative valuations using mid-market prices.

As of September 30, 2026 and December 31, 2025, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk:

NOTIONAL VALUE OF INTEREST RATE DERIVATIVES	September 30, 2026	December 31, 2025
	(In thousands)
Interest Rate Swap	$—	100,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	75,000	75,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	50,000	50,000
Interest Rate Swap	50,000	50,000
Interest Rate Swap	100,000	100,000
Interest Rate Swap	50,000	50,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. See Note 19 for additional information on the fair value of the Company’s interest rate swaps.

FAIR VALUE OF DERIVATIVES DESIGNATED AS CASH FLOW HEDGES	September 30, 2026	December 31, 2025
	(In thousands)
Interest rate swap assets (1)	$23,289	10,500
Interest rate swap liabilities (2)	—	2,143
(1)Included in Other assets, net on the Consolidated Balance Sheets.
(2)Included in Other liabilities on the Consolidated Balance Sheets.

The table below presents the effect of the Company’s derivative financial instruments (interest rate swaps) on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
EFFECT OF CASH FLOW HEDGES ON OTHER COMPREHENSIVE INCOME (LOSS)	2026	2025	2026	2025
	(In thousands)
Income (loss) recognized in Other comprehensive income (loss)	$11,691	565	21,304	(4,773)
Income reclassified from Accumulated other comprehensive income into Interest expense	(2,164)	(2,704)	(6,372)	(8,429)
Other comprehensive income (loss) — Interest rate swaps	$9,527	(2,139)	14,932	(13,202)

See Note 14 for additional information on the Company’s Accumulated other comprehensive income resulting from its interest rate swaps.

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

The Company has an agreement with its derivative counterparties containing a provision stating that the Company could be declared in default on its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. As of September 30, 2026, the Company had not posted any collateral related to these agreements and was not in breach of any of the provisions of these agreements. If the Company had breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value.

(16) EARNINGS PER SHARE
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

Diluted EPS represents the amount of earnings for the period attributable to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.  The Company calculates diluted EPS by dividing Net Income Attributable to EastGroup Properties, Inc. Common Stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive securities, including shares issuable under forward equity sale agreements and unvested restricted stock using the treasury stock method. Any anti-dilutive securities are excluded from the diluted EPS calculation.

Reconciliation of the numerators and denominators in the basic and diluted EPS computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
BASIC EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — Net income attributable to common stockholders	$78,380	66,943	248,527	189,665
Denominator — Weighted average shares outstanding — Basic	53,675	53,159	53,599	52,544
DILUTED EPS COMPUTATION FOR NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS
Numerator — Net income attributable to common stockholders	$78,380	66,943	248,527	189,665
Denominator:
Weighted average shares outstanding — Basic	53,675	53,159	53,599	52,544
Effect of dilutive securities	169	105	125	80
Weighted average shares outstanding — Diluted	53,844	53,264	53,724	52,624

ANTI-DILUTIVE SECURITIES EXCLUDED FROM COMPUTATION OF DILUTED EPS (1)
Shares issuable under forward equity sale agreements	94	—	94	—
Unvested restricted shares of common stock	12	14	12	14
Total	106	14	106	14
(1)Anti-dilutive securities could have a dilutive impact on EPS in future periods.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(17) EQUITY OFFERINGS
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

Direct Common Stock Issuance Activity
The following table presents the Company’s common stock issuance activity for shares sold directly through sales agents pursuant to the Company's ATM programs during the nine months ended September 30, 2026 and the year ended December 31, 2025:

	Common Stock (1)	Weighted Average Price	Gross Amount	Net Proceeds
	(In shares)	(Per share)	(In thousands)
Three months ended March 31, 2026	365,620	$191.46	$70,000	69,300
Three months ended June 30, 2026	—	—	—	—
Three months ended September 30, 2026	—	—	—	—
Nine months ended September 30, 2026	365,620	$191.46	$70,000	69,300

Year ended December 31, 2025	33,120	$183.15	$6,066	6,005
(1)Excludes shares of common stock sold on a forward basis as described below.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Forward Equity Offering Activity
The following table presents the Company’s forward equity offering activity during the nine months ended September 30, 2026 and the year ended December 31, 2025:

	Common Stock	Weighted Average Price	Gross Amount
	(In shares)	(Per share)	(In thousands)
Forward Sale Agreements Outstanding at December 31, 2024	385,253	$175.07	$67,446
New forward sale agreements (1)	1,063,825	181.89	193,498
Forward sale agreements settled — Shares issued and proceeds received (2)	(1,449,078)	180.08	(260,944)
Forward Sale Agreements Outstanding at December 31, 2025	—	—	—
New forward sale agreements (1)	252,136	196.16	49,459
Forward sale agreements settled — Shares issued and proceeds received	—	—	—
Forward Sale Agreements Outstanding at March 31, 2026	252,136	196.16	49,459
New forward sale agreements (1)	788,321	203.15	160,144
Forward sale agreements settled — Shares issued and proceeds received	—	—	—
Forward Sale Agreements Outstanding at June 30, 2026	1,040,457	201.45	209,603
New forward sale agreements (1)	2,402,931	202.06	485,531
Forward sale agreements settled — Shares issued and proceeds received	—	—	—
Forward Sale Agreements Outstanding at September 30, 2026 (3)	3,443,388	$201.88	$695,134
(1)The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward sale agreements.
(2)EastGroup settled outstanding forward equity sale agreements by issuing 1,449,078 shares of common stock in exchange for net proceeds of approximately $258,066,000.
(3)Available through forward equity sale agreements before the applicable settlement periods expire, which occur between February 2027 and February 2028, net of adjustments described above.

(18) STOCK-BASED COMPENSATION
EastGroup applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock-based compensation plans. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that the cost be measured at the fair value of the equity or liability instruments issued. The cost for market-based awards and awards that only require service is expensed on a straight-line basis over the requisite service periods. The cost for performance-based awards is determined using the graded vesting attribution method which recognizes each separate vesting portion of the award as a separate award on a straight-line basis over the requisite service period. This method accelerates the expensing of the award compared to the straight-line method. For awards with a performance condition, compensation expense is recognized when the performance condition is considered probable of achievement.

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Stock-based compensation cost for employees was $3,412,000 and $10,688,000 for the three and nine months ended September 30, 2026, respectively, of which $565,000 and $1,291,000 was capitalized as part of the Company’s development costs. For the three and nine months ended September 30, 2025, stock-based compensation cost for employees was $2,870,000 and $9,931,000, respectively, of which $451,000 and $1,375,000 was capitalized as part of the Company’s development costs.

Stock-based compensation expense for directors was $228,000 and $630,000 for the three and nine months ended September 30, 2026, respectively, and $211,000 and $609,000 for the same periods in 2025.

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Following is a summary of the total restricted shares granted, forfeited and delivered (vested) to participants with the related weighted average grant date fair value share prices.  Of the shares that vested in the nine months ended September 30, 2026, the Company withheld 33,101 shares to satisfy the tax obligations for those participants who elected this option as permitted under the applicable equity plan.  As of the grant dates, the fair value of shares that were granted during the nine months ended September 30, 2026 was $13,995,000. As of the vesting dates, the aggregate fair value of shares that vested during the nine months ended September 30, 2026 was $15,452,000.

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
RESTRICTED STOCK ACTIVITY	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	86,156	$170.98	89,386	$174.98
Granted (1) (2)	11,975	210.43	91,708	152.60
Forfeited	—	—	—	—
Vested	—	—	(82,963)	149.28
Unvested at end of period	98,131	$175.79	98,131	$175.79

(1)Includes restricted shares granted during the year without performance or market conditions. Also includes restricted shares granted in previous years, for long-term and annual equity compensation awards for the Company's executive officers, for which performance based or market based conditions have been satisfied and the resulting number of shares has been determined during the year.
(2)Does not include restricted shares subject to open performance periods. For the long-term equity compensation awards established in 2024 and 2025 and the long-term and annual equity compensation awards established in 2026, the number of shares to be earned depends on the satisfaction of performance based or market based conditions, which may range from zero to 167,472.

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments in accordance with ASC 820 at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
	(In thousands)
Financial Assets:
Cash, cash equivalents and restricted cash	$83,254	83,254	1,007	1,007
Interest rate swap assets	23,289	23,289	10,500	10,500
Financial Liabilities:
Unsecured bank credit facilities — Variable rate (2)	196,535	196,548	18,845	18,883
Unsecured debt (2)	1,615,000	1,518,553	1,615,000	1,548,414
Interest rate swap liabilities	—	—	2,143	2,143
(1)Carrying amounts shown in the table are included on the Consolidated Balance Sheets under the indicated captions, except as explained below.
(2)Carrying amounts and fair values shown in the table exclude debt issuance costs (see Note 11 for additional information).

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•Cash, cash equivalents and restricted cash:  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts approximate fair value due to the short maturity of those instruments (Level 1).

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•Interest rate swap assets (included in Other assets, net on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves and SOFR swap curves, that are observable for substantially the full term of the contract (Level 2). See Note 15 for additional information on the Company’s interest rate swaps.

•Unsecured bank credit facilities: The disclosure of the fair value of the Company’s unsecured bank credit facilities is estimated by discounting expected cash flows at current market rates (Level 2), excluding the effects of debt issuance costs.

•Unsecured debt:  The disclosure of the fair value of the Company’s unsecured debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers (Level 2), excluding the effects of debt issuance costs.

•Interest rate swap liabilities (included in Other liabilities on the Consolidated Balance Sheets): The instruments are recorded at fair value based on models using inputs, such as interest rate yield curves and SOFR swap curves, that are observable for substantially the full term of the contract (Level 2). See Note 15 for additional information on the Company’s interest rate swaps.

(20) RISKS AND UNCERTAINTIES
The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should EastGroup experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt or meet other financial obligations.

(21) LEGAL MATTERS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.

(22) RECENT ACCOUNTING PRONOUNCEMENTS

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

EASTGROUP PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(23) SUBSEQUENT EVENTS
Subsequent to September 30, 2026, the Company repaid a $100,000,000 senior unsecured term loan, which was scheduled to mature on October 10, 2026, with an effectively fixed interest rate of 1.98%.

Also subsequent to September 30, 2026, EastGroup closed on the acquisition of the following:

•A property in the Northeast submarket of Dallas for approximately $89,000,000. The property includes three business distribution buildings containing 375,000 square feet. Escrowed funds of $82,970,000, included in Restricted cash on the Consolidated Balance Sheets at September 30, 2026, were released and applied to the acquisition purchase price at closing.

•A business distribution building containing 202,000 square feet in the Dallas-Fort Worth Airport submarket for approximately $30,000,000.

•Three business distribution buildings containing 454,000 square feet in the North Denver submarket for approximately $95,000,000.

•24.9 acres of development land in Miami for approximately $48,000,000. This site is expected to accommodate the future development of two buildings containing approximately 371,000 square feet. The consideration paid for this property included a combination of cash and newly-issued units in our operating partnership.

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
•increased construction and development costs, including as a result of tariffs or an inflationary environment;
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
•potentially catastrophic events, such as acts of war, civil unrest and terrorism, including escalation or expansion of armed conflicts in the Middle East; and
•environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

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

As of September 30, 2026, EastGroup owned 569 industrial properties in 12 states. As of that same date, the Company’s portfolio, including development projects and value-add properties in lease-up and under construction, included approximately 66,997,000 square feet consisting of 527 business distribution properties containing 60,867,000 square feet, 20 bulk distribution properties containing 5,224,000 square feet, and 22 business service properties containing 906,000 square feet.

During the nine months ended September 30, 2026, economic uncertainty and stock market volatility continued due to a number of factors, including persistent inflation, interest rate uncertainty, concerns about tariffs, supply chain or trade disruptions and geopolitical conflict. While these factors did not have a significant adverse impact on EastGroup during the nine months ended September 30, 2026, they may adversely impact the Company in the future. Most of the Company’s leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation or other factors. Additionally, most of the Company's leases include scheduled rent increases. In the event inflation causes increases in the Company’s general and administrative expenses, or higher interest rates increase the Company’s cost of doing business, such increased costs would not be passed through to tenants and could adversely affect the Company’s results of operations. The Company continues to monitor inflation and interest rates, as well as direct and indirect impacts resulting from the uncertainty related to, or changes to, the overall regulatory and economic environment and from ongoing conflict in the Middle East.

EastGroup believes its current operating cash flow and unsecured bank credit facilities provide the capacity to fund the operations of the Company, and the Company also believes it can issue common and/or preferred equity and obtain debt financing on currently acceptable terms. Additionally, the Company has forward equity sales agreements available for settlement, as described below.
During the nine months ended September 30, 2026, EastGroup sold, and subsequently settled the issuance of, 365,620 shares of common stock directly through sales agents under its at-the-market (“ATM”) common stock offering program at a weighted average price of $191.46 per share, providing aggregate net proceeds to the Company of $69,300,000.

During the nine months ended September 30, 2026, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under its ATM common stock offering program with respect to 3,443,388 shares of common stock with an initial weighted average forward price of $201.88 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time we entered into forward equity sale agreements.

EastGroup’s financing and equity issuances are further described in Liquidity and Capital Resources.

The Company’s primary source of revenue is rental income.  During the nine months ended September 30, 2026, EastGroup executed new and renewal leases on 7,756,000 square feet (representing 12.3% of the operating portfolio’s total square footage of 62,944,000). For new and renewal leases signed during the first nine months of 2026, average rental rates increased by 35.6%, as compared to the former leases on the same spaces.

On a diluted per share basis, Net Income Attributable to EastGroup Properties, Inc. Common Stockholders was $4.63 for the nine months ended September 30, 2026, compared to $3.60 for the same period of 2025, a 28.6% increase. See the Company’s analysis of performance trends below for further details.

Property Net Operating Income (“PNOI”), Excluding Income from Lease Terminations, from same properties (defined as operating properties owned during the entire period from January 1, 2025 through September 30, 2026), increased 6.3% for the nine months ended September 30, 2026, as compared to the same period in 2025.

EastGroup’s operating portfolio was 97.3% leased and 96.5% occupied as of September 30, 2026, compared to 96.7% and 95.9%, respectively, at September 30, 2025.  As of October 20, 2026, the operating portfolio was 96.7% leased and 95.9% occupied. As of September 30, 2026, leases approximating 1.6% of the operating portfolio, based on a percentage of annualized base rent, were scheduled to expire during the remainder of 2026. This percentage was reduced to 1.0% as of October 20, 2026.

The Company generates new sources of leasing revenue through its acquisitions and also its development and value-add program. The Company mitigates risks associated with development through a Board-approved maximum level of land held for development and by adjusting development start dates according to leasing activity.

During the nine months ended September 30, 2026, EastGroup purchased 107.3 acres of development land in 3 markets for $54,096,000. The Company also began construction of 10 development projects and 1 redevelopment project, in total containing 1,932,000 square feet in 8 markets.  EastGroup also transferred 7 development projects (1,344,000 square feet) in 6 markets from Development and value-add properties to Real estate properties, with costs of $139,371,000 at the date of transfer. As of September 30, 2026, EastGroup’s development and value-add program consisted of 21 projects (4,061,000 square feet) located in 14 markets. The projected total investment for the development projects, which were collectively 25.4% leased as of October 20, 2026, is $636,700,000, of which $251,460,000 remains to be invested as of September 30, 2026.

During the nine months ended September 30, 2026, EastGroup acquired operating properties in Jacksonville, Phoenix and Austin, containing a combined 708,000 square feet for $148,086,000. There were no value-add property acquisitions during the period.

During the nine months ended September 30, 2026, EastGroup sold two operating properties, in Fresno and Jacksonville, totaling 444,000 square feet, generating gross sales proceeds of $44,000,000. The Company recognized $30,074,000 in Gain on sales of real estate investments during the nine months ended September 30, 2026. The Company also sold 6.9 acres of land in Miami for $14,250,000, recognizing $4,709,000 in gains on sales of non-operating real estate (included in Other income on the Consolidated Statements of Income and Comprehensive Income) during the nine months ended September 30, 2026.

The Company typically funds its development and acquisition programs through its $675,000,000 unsecured bank credit facilities (as discussed in Liquidity and Capital Resources).  As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace short-term bank borrowings. In February 2026, Moody’s Ratings upgraded EastGroup’s issuer rating to Baa1, outlook stable from Baa2, outlook positive. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. In the future, the Company may also raise capital through accessing the public debt or convertible bond markets, as well as its common stock offering program, as described above.

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

EastGroup may refer to PNOI from Same Properties as “Same PNOI”; the Company also presents Same PNOI, Excluding Income from Lease Terminations. Same Properties is defined as operating properties owned during the entire current and prior year reporting periods. Properties developed or acquired are excluded until held in the operating portfolio for both the current and prior year reporting periods. Properties sold during the current or prior year reporting periods are also excluded. For the three and nine months ended September 30, 2026, Same Properties includes properties which were included in the operating portfolio for the entire period from January 1, 2025 through September 30, 2026. The Company presents Same PNOI and Same PNOI, Excluding Income from Lease Terminations, as a property-level supplemental measure of performance used to evaluate the performance of the Company’s investments in real estate assets and its operating results on a same property basis.

FFO and PNOI are supplemental industry reporting measurements used to evaluate the performance of the Company’s investments in real estate assets and its operating results. The Company believes that the exclusion of depreciation and amortization in the calculations of PNOI and FFO provides supplemental indicators of the properties’ performance since real estate values have historically risen or fallen with market conditions.  PNOI and FFO as calculated by the Company may not be comparable to similarly titled but differently calculated measures for other REITs.  Investors should be aware that items excluded from or included in FFO are significant components in understanding and assessing the Company’s financial performance. These non-GAAP figures should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.

The following table presents reconciliations of Net Income to PNOI, Same PNOI and Same PNOI, Excluding Income from Lease Terminations, for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
NET INCOME	$78,380	66,957	248,527	189,707
Gain on sales of real estate investments	—	—	(30,074)	—
Gain on sales of non-operating real estate	(4,709)	—	(4,709)	—
Gain on involuntary conversion and business interruption claims	—	—	(1,950)	(1,763)
Interest income	(100)	(174)	(539)	(683)
Other	(37)	(47)	(98)	(119)
Indirect leasing costs	251	199	707	633
Depreciation and amortization	58,206	54,131	170,109	159,663
Company’s share of depreciation from unconsolidated investment	31	31	93	93
Interest expense	9,617	7,685	27,686	23,400
General and administrative expense	6,251	5,607	21,074	18,851
Noncontrolling interest in PNOI of consolidated joint ventures	—	(15)	—	(46)
PROPERTY NET OPERATING INCOME (“PNOI”)	147,890	134,374	430,826	389,736
PNOI from 2025 and 2026 acquisitions	(4,253)	(1,040)	(9,876)	(1,040)
PNOI from 2025 and 2026 development and value-add properties	(7,803)	(3,647)	(19,142)	(8,716)
PNOI from 2025 and 2026 operating property dispositions	—	(634)	(363)	(2,040)
Other PNOI	244	216	660	929
SAME PNOI	136,078	129,269	402,105	378,869
Lease termination fee income from same properties	(69)	(101)	(164)	(833)
SAME PNOI, EXCLUDING INCOME FROM LEASE TERMINATIONS	$136,009	129,168	401,941	378,036

PNOI was calculated as follows for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Income from real estate operations	$199,400	182,089	582,926	531,989
Expenses from real estate operations	(51,818)	(48,004)	(153,025)	(143,127)
Noncontrolling interest in PNOI of consolidated joint ventures	—	(15)	—	(46)
PNOI from 50% owned unconsolidated investment	308	304	925	920
PROPERTY NET OPERATING INCOME (“PNOI”)	$147,890	134,374	430,826	389,736

Income from real estate operations is comprised of rental income, expense reimbursement pass-through income and other real estate income.  Expenses from real estate operations are comprised of property taxes, insurance, utilities, repair and maintenance expenses, management fees and other operating costs.  Generally, the Company’s most significant operating expenses are property taxes and insurance.  Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable, or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company’s total leases).  Increases in property operating expenses are fully recoverable under net leases and recoverable to a high degree under modified gross leases.  Modified gross leases often include base year amounts, and expense increases over these amounts are recoverable.  The Company’s exposure to property operating expenses is primarily due to vacancies and leases for occupied space that limit the amount of expenses that can be recovered.

The following table presents reconciliations of Net Income Attributable to EastGroup Properties, Inc. Common Stockholders to FFO Attributable to Common Stockholders for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
NET INCOME ATTRIBUTABLE TO EASTGROUP PROPERTIES, INC. COMMON STOCKHOLDERS	$78,380	66,943	248,527	189,665
Depreciation and amortization	58,206	54,131	170,109	159,663
Company’s share of depreciation from unconsolidated investment	31	31	93	93
Depreciation and amortization attributable to noncontrolling interest	—	(2)	(1)	(4)
Gain on sales of real estate investments	—	—	(30,074)	—
Gain on sales of non-operating real estate	(4,709)	—	(4,709)	—
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS	131,908	121,103	383,945	349,417
Gain on involuntary conversion and business interruption claims	—	—	(1,950)	(1,763)
FFO ATTRIBUTABLE TO COMMON STOCKHOLDERS, EXCLUDING GAIN ON INVOLUNTARY CONVERSION AND BUSINESS INTERRUPTION CLAIMS	$131,908	121,103	381,995	347,654
Net income attributable to common stockholders per diluted share	$1.46	1.26	4.63	3.60
FFO attributable to common stockholders per diluted share	$2.45	2.27	7.15	6.64
FFO attributable to common stockholders per diluted share, excluding gain on involuntary conversion and business interruption claims	$2.45	2.27	7.11	6.61
Diluted shares for earnings per share and funds from operations per share	53,844	53,264	53,724	52,624

The Company analyzes the following performance trends in evaluating the revenues and expenses of the Company:

•Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2026 was $78,380,000 ($1.46 per basic and diluted share) and $248,527,000 ($4.64 per basic and $4.63 per diluted share), respectively, compared to $66,943,000 ($1.26 per basic and diluted share) and $189,665,000 ($3.61 per basic and $3.60 per diluted share), respectively, for the same periods in 2025. See Results of Operations for further analysis.

•The change in FFO per share represents the increase or decrease in FFO per share from the current period compared to the same period in the prior year. For the three months ended September 30, 2026, FFO was $2.45 per diluted share compared with $2.27 per diluted share for the same period of 2025, an increase of 7.9%. For the nine months ended September 30, 2026, FFO was $7.15 per diluted share compared with $6.64 per diluted share for the same period of 2025, an increase of 7.7%. FFO increased during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, primarily due to the increase in PNOI, partially offset by an increase in interest expense.

•For the three months ended September 30, 2026, PNOI increased by $13,516,000, or 10.1%, as compared to the same period in 2025. PNOI increased $6,809,000 due to same property operations (see explanation below), $4,156,000 due to newly developed and value-add properties and $3,213,000 due to 2025 and 2026 acquisitions; PNOI decreased $634,000 due to operating properties sold in 2025 and 2026.

For the nine months ended September 30, 2026, PNOI increased by $41,090,000, or 10.5%, as compared to the same period in 2025. PNOI increased $23,236,000 due to same property operations, $10,426,000 due to newly developed and value-add properties and $8,836,000 due to 2025 and 2026 acquisitions; PNOI decreased $1,677,000 due to operating properties sold in 2025 and 2026.

•The change in Same PNOI represents the PNOI increase or decrease for the same operating properties owned during the entire period from January 1, 2025 through September 30, 2026. Same PNOI, excluding income from lease terminations, increased 5.3% and 6.3% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025.

•Same property average occupancy represents the average month-end percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2025 through September 30, 2026). Same property average occupancy was 96.9% for the three months ended September 30, 2026, compared to 96.7% for the same period of 2025. Same property average occupancy was 97.0% for the nine months ended September 30, 2026, compared to 96.4% for the same period of 2025.

•The same property average rental rate calculated on a straight-line basis represents the average annual rental rates of leases in place for the same operating properties owned during the entire current and prior year reporting periods (January 1, 2025 through September 30, 2026). The same property average rental rate was $9.46 and $9.36 per square foot for the three and nine months ended September 30, 2026, respectively, compared to $8.99 and $8.81 per square foot for the same periods of 2025.

•Occupancy is the percentage of leased square footage for which the lease term has commenced as compared to the total leasable square footage as of the close of the reporting period.  Occupancy at September 30, 2026 was 96.5%.  Quarter-end occupancy ranged from 95.6% to 96.5% over the previous four quarters ended September 30, 2025 to June 30, 2026.

•Rental rate change represents the rental rate increase or decrease on new and renewal leases compared to the prior leases on the same space.  Rental rate increases on new and renewal leases (4.6% of the operating portfolio’s total square footage) averaged 36.3% for the three months ended September 30, 2026. For the nine months ended September 30, 2026, rental rate increases on new and renewal leases (12.3% of the operating portfolio’s total square footage) averaged 35.6%.

FINANCIAL CONDITION

EastGroup’s Total Assets were $5,777,074,000 at September 30, 2026, an increase of $345,267,000 from December 31, 2025.  Total Liabilities increased $269,343,000 to $2,204,562,000, and Total Equity increased $75,924,000 to $3,572,512,000 during the same period.  The following paragraphs explain these changes in detail.

Assets
Real estate properties increased $282,617,000 during the nine months ended September 30, 2026, primarily due to: (i) the acquisition of operating properties; (ii) the transfer of projects from Development and value-add properties to Real estate properties; (iii) capital improvements at the Company’s properties; and (iv) costs incurred on development and value-add projects subsequent to transfer to Real estate properties discussed below. The increases were partially offset by the sale of operating properties and the transfer of a property from Real estate properties to Development and value-add properties.

During the nine months ended September 30, 2026, EastGroup acquired the following properties:

REAL ESTATE PROPERTIES ACQUIRED IN 2026	Location	Size	Date Acquired	Cost (1)
		(Square feet)		(In thousands)
Operating properties acquired (2)(3)
Legend Point Logistics Crossing 2 & 3	Jacksonville, FL	177,000	02/18/2026	$38,130
Airgate Mesa Corporate Center	Phoenix, AZ	143,000	07/16/2026	27,688
Harris Ridge Business Center	Austin, TX	388,000	07/23/2026	82,268
Total operating property acquisitions		708,000		$148,086
(1)Cost is calculated in accordance with FASB ASC 805 and represents the sum of the purchase price, closing costs and capitalized acquisition costs.
(2)Operating properties are defined as stabilized real estate properties (land, buildings and improvements) in the Company’s operating portfolio and are included in Real estate properties on the Consolidated Balance Sheets.
(3)Excludes acquired development land as discussed below.

There were no acquisitions of value-add properties during the nine months ended September 30, 2026.

During the nine months ended September 30, 2026, EastGroup sold two operating properties, in Fresno and Jacksonville, totaling 444,000 square feet, generating gross sales proceeds of $44,000,000. The Company recognized $30,074,000 in Gain on sales of real estate investments during the nine months ended September 30, 2026.

During the nine months ended September 30, 2026, the Company made capital improvements of $43,605,000 on existing properties (included in the Real Estate Improvements table under Results of Operations).  Also, the Company incurred costs of $12,096,000 on development and value-add properties subsequent to transfer to Real estate properties; the Company records these expenditures as development and value-add costs on the Consolidated Statements of Cash Flows.

Development and value-add properties at September 30, 2026 consisted of projects in lease-up and under construction of $385,240,000 and prospective development (primarily land) of $394,244,000.  The Company’s total investment in Development and value-add properties at September 30, 2026 was $779,484,000 compared to $710,200,000 at December 31, 2025.

Total capital invested for development during the first nine months of 2026 was $215,438,000, which consisted of improvement costs of $149,246,000 on development and value-add properties, $54,096,000 for new land investments and costs of $12,096,000 on properties subsequent to transfer to Real estate properties. The capitalized costs incurred on development and value-add properties subsequent to transfer to Real estate properties include capital improvements at the properties and do not include other capitalized costs associated with development (i.e., interest expense, property taxes and internal personnel costs). The Company capitalized internal development costs of $2,644,000 and $6,768,000 for the three and nine months ended September 30, 2026, respectively, compared to $1,716,000 and $5,387,000 for the same periods of 2025. The increase was due to variations in timing and volume of development projects under construction.

These increases in Development and value-add properties were partially offset by the transfer of seven development and value-add projects to Real estate properties during the nine months ended September 30, 2026 with a total investment of $139,371,000 as of the date of transfer. The Company also sold 6.9 acres of development land in Miami for $14,250,000 and recognized a gain on the sale of $4,709,000.

A summary of the Company's Development and Value-Add Properties for the nine months ended September 30, 2026 follows:

	Actual or Estimated Building Size	Cumulative Costs Incurred as of 9/30/2026		Projected Total Costs
	(Square feet)	(In thousands)
Lease-up	1,354,000	$211,188		$232,700
Under construction	2,707,000	174,052		404,000
Total lease-up and under construction	4,061,000	385,240		$636,700
Prospective development (primarily land)	11,221,000	394,244
Total Development and value-add properties as of September 30, 2026	15,282,000	$779,484

Total Development and value-add properties transferred to Real estate properties during the nine months ended September 30, 2026	1,344,000	$139,371	(1)

(1)Represents cumulative costs at the date of transfer.

Accumulated depreciation on real estate, development and value-add properties increased $115,442,000 during the nine months ended September 30, 2026, primarily due to depreciation expense of $138,346,000 partially offset by the sale of operating properties and write-offs of fully depreciated assets.

Restricted cash increased $82,970,000 during the nine months ended September 30, 2026, primarily due to cash held in escrow in connection with the acquisition of an operating property in Dallas. See Notes 9 and 23 in the Notes to Consolidated Financial Statements for further details.

Other assets, net increased $27,029,000 during the nine months ended September 30, 2026.  See Note 10 in the Notes to Consolidated Financial Statements for further details.

Liabilities
Unsecured bank credit facilities, net of debt issuance costs increased $178,443,000 during the nine months ended September 30, 2026, primarily due to borrowings of $436,738,000, partially offset by repayments of $259,048,000. The Company’s credit facilities are described in greater detail in Liquidity and Capital Resources.

Accounts payable and accrued expenses increased $92,715,000 during the nine months ended September 30, 2026.  Refer to Note 12 in the Notes to Consolidated Financial Statements for further details.

Other liabilities decreased $2,653,000 during the nine months ended September 30, 2026.  Refer to Note 13 in the Notes to Consolidated Financial Statements for further details.

Equity
Additional paid-in capital increased $73,933,000 during the nine months ended September 30, 2026, primarily due to the issuance of common stock under the Company’s ATM program (as discussed in Note 17 in the Notes to Consolidated Financial Statements) and activity related to stock-based compensation (as discussed in Note 18 in the Notes to Consolidated Financial Statements).

Distributions in excess of earnings increased $12,957,000 during the nine months ended September 30, 2026, as a result of dividends on common stock of $261,484,000 exceeding Net Income Attributable to EastGroup Properties, Inc. Common Stockholders of $248,527,000.

Accumulated other comprehensive income increased $14,932,000 during the nine months ended September 30, 2026. The increase resulted from the change in fair value of the Company’s interest rate swaps (cash flow hedges), which are further discussed in Notes 14 and 15 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Income Attributable to EastGroup Properties, Inc. Common Stockholders for the three and nine months ended September 30, 2026 was $78,380,000 ($1.46 per basic and diluted share) and $248,527,000 ($4.64 per basic and $4.63 per diluted share), respectively, compared to $66,943,000 ($1.26 per basic and diluted share) and $189,665,000 ($3.61 per basic and $3.60 per diluted share) for the same periods in 2025. The following paragraphs provide further details with respect to these changes:

•PNOI was $147,890,000 ($2.75 per diluted share) for the three months ended September 30, 2026, compared to $134,374,000 ($2.52 per diluted share) during the same period of 2025. PNOI increased $6,809,000 due to same property operations, $4,156,000 due to newly developed and value-add properties and $3,213,000 due to 2025 and 2026 acquisitions; PNOI decreased $634,000 due to operating properties sold in 2025 and 2026. Income recognized from straight-lining of rent increased by $70,000 for the three months ended September 30, 2026, as compared to the same period of 2025.

PNOI was $430,826,000 ($8.02 per diluted share) for the nine months ended September 30, 2026, compared to $389,736,000 ($7.41 per diluted share) during the same period of 2025. PNOI increased $23,236,000 due to same property operations, $10,426,000 due to newly developed and value-add properties and $8,836,000 due to 2025 and 2026 acquisitions; PNOI decreased $1,677,000 due to operating properties sold in 2025 and 2026. Income recognized from straight-lining of rent decreased by $1,194,000 for the nine months ended September 30, 2026, as compared to the same period of 2025.

•EastGroup had no operating property sales during the three months ended September 30, 2026. EastGroup recognized Gains on sales of real estate investments of $30,074,000 ($0.56 per diluted share) during the nine months ended September 30, 2026. The Company did not recognize any gains or losses on operating property dispositions during the three and nine months ended September 30, 2025. The Company’s 2025 and 2026 sales transactions are described in Note 8 of the Notes to Consolidated Financial Statements.

•EastGroup recognized gains on sales of non-operating real estate of $4,709,000 ($0.09 per diluted share) during the three and nine months ended September 30, 2026. There were no land sales during the same periods of 2025.

•Depreciation and amortization was $58,206,000 ($1.08 per diluted share) and $54,131,000 ($1.02 per diluted share) during the three months ended September 30, 2026 and 2025, respectively. Depreciation and amortization was $170,109,000 ($3.17 per diluted share) and $159,663,000 ($3.03 per diluted share) during the nine months ended September 30, 2026 and 2025, respectively. The increase is primarily due to operating properties acquired by the Company in 2025 and 2026 and properties transferred from Development and value-add properties in 2025 and 2026, partially offset by operating properties sold in 2025 and 2026.

•Interest expense recognized was $9,617,000 ($0.18 per diluted share) and $7,685,000 ($0.14 per diluted share) during the three months ended September 30, 2026 and 2025, respectively. Interest expense recognized was $27,686,000 ($0.52 per diluted share) and $23,400,000 ($0.44 per diluted share) during the nine months ended September 30, 2026 and 2025, respectively. Refer to the table below for additional details.

•Weighted average shares outstanding increased by 580,000 shares on a diluted basis for the three months ended September 30, 2026, as compared to the same period of 2025. Weighted average shares outstanding increased by 1,100,000 shares on a diluted basis for the nine months ended September 30, 2026, as compared to the same period of 2025. The increase is primarily due to issuance of shares through common stock offerings, as discussed in Liquidity and Capital Resources.

EastGroup entered into 50 leases with certain rent concessions on 1,697,000 square feet during the three months ended September 30, 2026, with total rent concessions of $5,369,000 over the terms of the leases. During the same period of 2025, the Company entered into 36 leases with certain rent concessions on 901,000 square feet with total rent concessions of $1,805,000 over the terms of the leases.

EastGroup entered into 127 leases with certain rent concessions on 4,980,000 square feet during the nine months ended September 30, 2026, with total rent concessions of $16,676,000 over the terms of the leases. During the same period of 2025, the Company entered into 110 leases with certain rent concessions on 2,988,000 square feet with total rent concessions of $6,601,000 over the terms of the leases.

The Company’s percentage of leased square footage for the operating portfolio was 97.3% at September 30, 2026, compared to 96.7% at September 30, 2025.  Occupancy for the Company’s operating portfolio at September 30, 2026 was 96.5% compared to 95.9% at September 30, 2025.

The following table presents the components of Interest expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
	(In thousands)
VARIABLE RATE INTEREST EXPENSE
Unsecured bank credit facilities interest — variable rate (excluding amortization of facility fees and debt issuance costs)	$982	93	889	1,471	116	1,355
Amortization of facility fees — Unsecured bank credit facilities	240	239	1	711	720	(9)
Amortization of debt issuance costs — Unsecured bank credit facilities	264	264	—	793	794	(1)
Total variable rate interest expense	1,486	596	890	2,975	1,630	1,345
FIXED RATE INTEREST EXPENSE
Unsecured debt interest (excluding amortization of debt issuance costs) (1)	13,894	12,290	1,604	41,484	37,081	4,403
Amortization of debt issuance costs — Unsecured debt	281	188	93	843	578	265
Total fixed rate interest expense	14,175	12,478	1,697	42,327	37,659	4,668
Total interest	15,661	13,074	2,587	45,302	39,289	6,013
Less capitalized interest	(6,044)	(5,389)	(655)	(17,616)	(15,889)	(1,727)
TOTAL INTEREST EXPENSE	$9,617	7,685	1,932	27,686	23,400	4,286
(1)Includes interest on the Company’s unsecured debt with fixed interest rates per the debt agreements or effectively fixed interest rates due to interest rate swaps, as discussed in Note 15 in the Notes to Consolidated Financial Statements.

The Company’s variable rate interest expense increased by $890,000 and $1,345,000 for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase was primarily due to an increase in average borrowings, partially offset by a decrease in the Company’s weighted average variable interest rates, as shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
	(In thousands, except rates of interest)
Average borrowings on unsecured bank credit facilities — Variable rate	$87,692	7,169	80,523	44,351	2,998	41,353
Weighted average variable interest rates (excluding amortization of facility fees and debt issuance costs)	4.44%	5.17%		4.43%	5.19%

The Company’s fixed rate interest expense increased by $1,697,000 and $4,668,000 for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily as a result of new unsecured debt obtained during the year ended December 31, 2025:

NEW UNSECURED DEBT IN 2025	Margin (1)	Effectively Fixed Interest Rate	Date Obtained	Maturity Date	Principal Amount
					(In thousands)
$100 Million Senior Unsecured Term Loan	0.85%	4.11%	11/19/2025	04/30/2030	$100,000
$150 Million Senior Unsecured Term Loan	0.85%	4.15%	11/19/2025	03/14/2031	150,000
Weighted Average Interest Rate/Total Principal Amount for 2025		4.13%			$250,000

(1)The interest rate is comprised of Daily Secured Overnight Financing Rate (“SOFR”) plus a margin, which is subject to a pricing grid for changes in the Company’s credit ratings. The Company entered into interest rate swap agreements (further described in Note 15 in the Notes to Consolidated Financial Statements) to convert the loan’s SOFR rate to an effectively fixed interest rate. The interest rate in the table above is the effectively fixed interest rate for the loan, including the effect of the interest rate swaps, as of September 30, 2026.

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

EastGroup did not obtain, repay or refinance any unsecured debt during the first nine months of 2026. In November 2025, the Company entered into amendments related to five senior unsecured term loans totaling $475,000,000, which reduced the credit spread by 10 basis points on each loan. EastGroup’s financing and debt maturities are further described in Liquidity and Capital Resources.

Interest costs during the period of construction of real estate properties are capitalized and offset against interest expense. Capitalized interest increased by $655,000 and $1,727,000 during the three and nine months ended September 30, 2026, as compared to the same periods of 2025, due to changes in development activity and spending.

Real Estate Improvements
Real estate improvements for EastGroup’s operating properties for the three and nine months ended September 30, 2026 and 2025 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2026	2025	2026	2025
		(In thousands)
Upgrade on acquisitions	40 years	$27	14	76	76
Tenant improvements:
New tenants	Lease term	5,546	6,792	13,764	18,340
Renewal tenants	Lease term	1,887	1,054	4,210	3,523
Building improvements	5-40 years	2,876	4,278	8,310	13,509
Roofs	5-15 years	3,715	7,190	9,773	17,211
Parking lots	3-5 years	1,195	525	4,603	3,040
Other	5 years	752	723	2,869	3,577
Total real estate improvements (1)		$15,998	20,576	43,605	59,276

(1)Reconciliation of Total real estate improvements to Real estate improvements on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Total real estate improvements	$43,605	59,276
Change in real estate property payables	1,562	(697)
Change in construction in progress	(209)	4,069
Real estate improvements on the Consolidated Statements of Cash Flows	$44,958	62,648

Capitalized Leasing Costs
The Company’s leasing costs (principally third party commissions) are capitalized and included in Other assets, net. The costs are amortized over the terms of the associated leases, and the amortization is included in Depreciation and amortization expense.  Capitalized leasing costs for the three and nine months ended September 30, 2026 and 2025 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Estimated Useful Life	2026	2025	2026	2025
		(In thousands)
Development and value-add	Lease term	$4,817	1,263	10,512	4,632
New tenants	Lease term	4,622	2,306	9,318	9,596
Renewal tenants	Lease term	4,806	4,494	12,633	10,721
Total capitalized leasing costs (1)		$14,245	8,063	32,463	24,949
Amortization of leasing costs		$7,638	7,055	22,427	20,901

(1)Reconciliation of Total capitalized leasing costs to Leasing commissions on the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Total capitalized leasing costs	$32,463	24,949
Change in leasing commissions payables	(575)	1,029
Leasing commissions on the Consolidated Statements of Cash Flows	$31,888	25,978

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its current cash balance, operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt and/or proceeds from the issuance of equity will be adequate for (i) operating and administrative expenses, (ii) normal repair and maintenance expenses at its properties, (iii) debt service obligations, (iv) maintaining compliance with its debt covenants, (v) distributions to stockholders, (vi) capital improvements, (vii) purchases of properties, (viii) development, and (ix) any other normal business activities of the Company, both in the short-term and long-term. The Company expects liquidity sources and needs in the coming year to be consistent in nature with those for the nine months ended September 30, 2026.

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

For future debt issuances, the Company intends to issue primarily unsecured fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps. In the future, the Company may also raise capital through accessing the public debt or convertible bond markets, as well as its common stock offering program (as discussed below).

As of September 30, 2026, EastGroup had total immediate liquidity of approximately $1,173,546,000 comprised of $284,000 of cash and cash equivalents, $478,128,000 of availability on unsecured credit facilities, and approximately $695,134,000 of gross sales available on our outstanding forward equity sale agreements. Subsequent to September 30, 2026, the Company leveraged some of its capital to repay unsecured debt at maturity and fund certain real estate acquisitions (as discussed in Note 23 in the Notes to Consolidated Financial Statements).

Net cash provided by operating activities was $478,054,000 for the nine months ended September 30, 2026.  The primary other sources of cash were borrowings on unsecured bank credit facilities, proceeds from common stock offerings and net proceeds from sales of real estate investments and non-operating real estate.  The Company distributed $250,099,000 in common stock dividends during the nine months ended September 30, 2026.  Other primary uses of cash were for repayments on unsecured bank credit facilities; the construction and development of properties; purchases of real estate properties; and capital improvements at various properties.

As of September 30, 2026, the Company was contractually obligated to pay the dividend declared in August 2026, which was paid in October 2026. An amount for dividends payable of $96,110,000 was included in Accounts payable and accrued expenses at September 30, 2026, which includes dividends payable on unvested restricted stock of $2,178,000, which are subject to continued service and will be paid upon vesting in future periods.

Scheduled principal payments, including Unsecured debt, net of debt issuance costs (not including Unsecured bank credit facilities, net of debt issuance costs), as of September 30, 2026, are as follows:

MATURITY DATES	Weighted Average Interest Rate (1)	Principal Payments Maturing
		(In thousands)
October 10, 2026 (2)	1.98%	$100,000
December 15, 2026	3.75%	40,000
March 25, 2027	1.70%	100,000
August 31, 2027	3.89%	75,000
Year 2028	3.04%	160,000
Year 2029	3.88%	155,000
Year 2030	3.83%	300,000
Year 2031 and beyond	3.63%	685,000
Total Unsecured Debt	3.43%	$1,615,000

(1)These loans have a fixed interest rate or an effectively fixed interest rate due to interest rate swaps.
(2)This senior unsecured term loan was repaid subsequent to September 30, 2026.

The Company currently intends to repay its debt obligations, both in the short-term and long-term, through its operating cash flows, borrowings under its unsecured bank credit facilities, proceeds from new debt (primarily unsecured), and/or proceeds from the issuance of equity.

The Company has a $625,000,000 unsecured bank credit facility, with a group of 10 banks, which has a maturity date of July 31, 2028. As of September 30, 2026, the interest rate was 4.635% with an outstanding balance of $165,000,000. The Company also has a $50,000,000 unsecured bank credit facility with a maturity date of July 31, 2028. As of September 30, 2026, the interest rate was 4.675% with an outstanding balance of $31,535,000. The Company’s unsecured bank credit facilities are further discussed in Note 11 in the Notes to Consolidated Financial Statements.

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

During the nine months ended September 30, 2026, EastGroup sold, and subsequently settled the issuance of, 365,620 shares of common stock directly through sales agents under its Current ATM program at a weighted average price of $191.46 per share, providing aggregate net proceeds to the Company of $69,300,000.

During the nine months ended September 30, 2026, EastGroup entered into forward equity sale agreements with certain financial institutions acting as forward counterparties under the Current ATM Program with respect to 3,443,388 shares of common stock with an initial weighted average forward price of $201.88 per share. The Company did not receive any proceeds from the sale of common shares by the forward counterparties at the time it entered into forward equity sale agreements.

As of October 20, 2026, EastGroup had 3,443,388 shares of common stock available for settlement prior to the expiration of the applicable settlement periods ranging from February 2027 to February 2028, for anticipated net sales of approximately $685,234,000, based on a weighted average forward price of $199.00 per share. Also as of October 20, 2026, approximately $234,866,000 of common stock remains available to be sold under the Current ATM Program. Future sales, if any, will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

EastGroup’s other material cash requirements from known contractual and other obligations, including real estate property obligations, development and value-add obligations and tenant improvements as of December 31, 2025, did not materially change during the nine months ended September 30, 2026. Subsequent to September 30, 2026, the Company leveraged available capital to repay unsecured debt at maturity and fund certain real estate acquisitions (as discussed in Note 23 in the Notes to Consolidated Financial Statements).

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 22 in the Notes to Consolidated Financial Statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its unsecured bank credit facilities and long-term debt maturities.  This debt is used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations.  The Company’s objective for interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has two variable rate unsecured bank credit facilities as discussed under Liquidity and Capital Resources. As market conditions permit, EastGroup issues equity and/or employs fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, to replace the short-term bank borrowings.  The Company’s interest rate swaps are discussed in Note 15 in the Notes to Consolidated Financial Statements.

The table below presents the principal payments due and weighted average interest rates, which include the impact of interest rate swaps, for both the fixed-rate and variable-rate debt as of September 30, 2026.

	October – December 2026		2027	2028		2029	2030	Thereafter	Total	Fair Value
Unsecured bank credit facilities — Variable rate (in thousands)	$—		—	196,535	(1)	—	—	—	196,535	196,548	(2)
Weighted average interest rate	—		—	4.64%	(3)	—	—	—	4.64%
Unsecured debt — Fixed rate (in thousands)	$140,000	(4)	175,000	160,000		155,000	300,000	685,000	1,615,000	1,518,553	(5)
Weighted average interest rate	2.49%		2.64%	3.04%		3.88%	3.83%	3.63%	3.43%

(1)The variable-rate unsecured bank credit facilities mature in July 2028 and, as of September 30, 2026, have $165,000,000 drawn on the $625,000,000 unsecured bank credit facility and $31,535,000 on the $50,000,000 unsecured bank credit facility. These balances fluctuate based on Company operations and capital activity, as discussed in Liquidity and Capital Resources.
(2)The fair value of the Company’s variable rate debt is estimated by discounting expected cash flows at current market rates, excluding the effects of debt issuance costs.
(3)Represents the weighted average interest rate for the Company’s variable rate unsecured bank credit facilities as of September 30, 2026.
(4)The Company repaid a $100,000,000 senior unsecured term loan subsequent to September 30, 2026. See Note 23 in the Notes to Consolidated Financial Statements for further details.
(5)The fair value of the Company’s fixed-rate debt, including variable-rate debt that has been swapped to an effectively fixed rate through the use of interest rate swaps, is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company’s bankers, excluding the effects of debt issuance costs.

As the table above incorporates only those exposures that existed as of September 30, 2026, it does not consider those exposures or positions that could arise after that date.  If the weighted average interest rate on the variable rate unsecured bank credit facilities, as shown above, changes by 10% or approximately 46 basis points, interest expense and cash flows would increase or decrease by approximately $912,000 annually. This does not include variable-rate debt that has been effectively fixed through the use of interest rate swaps.

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

ITEM 4.CONTROLS AND PROCEDURES.

(i)      Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(ii)      Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s third fiscal quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2026 through July 31, 2026	17	$209.58	—	—
August 1, 2026 through August 31, 2026	—	—	—	—
September 1, 2026 through September 30, 2026	22	202.44	—	—
Total	39	$205.55	—

(1) As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy the tax withholding obligations in connection with the issuance of shares of common stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.EXHIBITS.

The following exhibits are included in or incorporated by reference into this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026:

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

Date:  October 21, 2026

EASTGROUP PROPERTIES, INC.

/s/ MICHELLE RAYNER
Michelle Rayner
Senior Vice President and Chief Accounting Officer

/s/ STACI H. TYLER
Staci H. Tyler
Executive Vice President, Chief Financial Officer and Treasurer